Form 10-Q
period 1996-06-29
TNT FREIGHTWAYS CORP
filed 1996-08-13
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    Form 10-Q

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996, OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _______________


Commission File Number 0-19791

                            USFREIGHTWAYS CORPORATION
             (Exact name of registrant as specified in its charter)


Delaware                                                  36-3790696
(State of Incorporation)                      (IRS Employer Identification No.)

9700 Higgins Road, Rosemont, Illinois                                  60018
(Address of principal executive offices)                            (Zip Code)


                          Registrant's telephone number
                       including area code: (847) 696-0200


                           TNT Freightways Corporation
        (Former name or former address, if changed since the last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 9, 1996, 22,521,098 shares of common stock were outstanding.

                          PART I: FINANCIAL INFORMATION



Item 1.           Financial Statements.

USFreightways Corporation
Condensed Consolidated Balance Sheets
  Unaudited (Dollars in thousands)
                                                  June 29,      December 30,
                                                      1996              1995
- --------------------------------------------------------------------------------
Assets
Current assets:
     Cash                                    $       4,849     $       1,707
     Accounts receivable, net                      151,658           118,107
     Other                                          43,487            38,797
                                             --------------    --------------
          Total current assets                     199,994           158,611
                                             --------------    --------------

Net property and equipment                         380,088           338,846
Net intangible assets                               70,950            69,918
Other assets                                        10,410            10,819
                                             --------------    --------------
Total assets                                 $     661,442     $     578,194
                                             --------------    --------------

Liabilities and Stockholders' Equity
Current liabilities:
     Current bank debt                       $         333     $         333
     Accounts payable                               39,608            36,209
     Other current liabilities                     108,898            91,942
                                             --------------    --------------
          Total current liabilities                148,839           128,484
                                             --------------    --------------
Long-term liabilities:
     Long-term bank debt                            85,194            37,333
     Notes payable                                 100,000           100,000
     Other long-term liabilities                    83,954            79,225
                                             --------------    --------------
          Total long-term liabilities              269,148           216,558
                                             --------------    --------------
Common stockholders' equity                        243,455           233,152
                                             --------------    --------------
Total liabilities and stockholders' equity   $     661,442     $     578,194
                                             --------------    --------------

USFreightways Corporation
Consolidated Statements of Income
  Unaudited (Dollars in thousands, except per-share amounts)

                                                     Three months ended
                                          --------------------------------------
                                                 June 29,              July 1,
                                                     1996                 1995
- --------------------------------------------------------------------------------
Operating revenue                            $    332,089          $   287,193
Operating expenses:
     Salaries, wages and benefits                 210,097              182,384
     Purchased transportation                      12,647               11,032
     Operating expenses and supplies               45,666               36,201
     Operating taxes and licenses                  13,967               12,240
     Insurance and claims                           5,997                4,315
     Communications and utilities                   3,994                3,200
     Depreciation and equipment leases             15,785               12,382
     Building and office equipment rents            3,707                3,274
     Amortization of intangible assets                597                  714
     Other operating expenses                       2,401                1,989
                                          -----------------    -----------------
         Total operating expenses                 314,858              267,731
                                          -----------------    -----------------
Income from operations                             17,231               19,462
                                          -----------------    -----------------
Non-operating income (expense):
     Interest expense                              (2,834)              (2,136)
     Interest income                                  159                  176
     Other, net                                      (280)                (366)
                                          -----------------    -----------------
          Total non-operating expense              (2,955)              (2,326)
                                          -----------------    -----------------
Income before income taxes                         14,276               17,136
Income tax expense                                 (6,139)              (7,369)
                                          -----------------    -----------------
Net income                                 $        8,137        $       9,767
                                          -----------------    -----------------

Average shares outstanding                     22,216,893           22,242,880

Earnings per common share:
Net income                                 $         0.37        $        0.44
                                          -----------------    -----------------

USFreightways Corporation
Consolidated Statements of Income (Continued)
  Unaudited (Dollars in thousands, except per-share amounts)

                                                      Six months ended
                                          --------------------------------------
                                                 June 29,              July 1,
                                                     1996                 1995
- --------------------------------------------------------------------------------
Operating revenue                          $      645,794          $   566,116
Operating expenses:
     Salaries, wages and benefits                 413,581              359,628
     Purchased transportation                      23,629               22,030
     Operating expenses and supplies               89,158               71,728
     Operating taxes and licenses                  27,907               23,912
     Insurance and claims                          11,437                9,928
     Communications and utilities                   7,685                6,525
     Depreciation and equipment leases             31,322               24,108
     Building and office equipment rents            7,508                6,605
     Amortization of intangible assets              1,177                1,418
     Other operating expenses                       4,747                4,335
                                          -----------------    -----------------
         Total operating expenses                 618,151              530,217
                                          -----------------    -----------------
Income from operations                             27,643               35,899
                                          -----------------    -----------------
Non-operating income (expense):
     Interest expense                              (5,750)              (4,144)
     Interest income                                  333                  379
     Other, net                                      (320)                (725)
                                          -----------------    -----------------
          Total non-operating expense              (5,737)              (4,490)
                                          -----------------    -----------------

Income before income taxes                         21,906               31,409
Income tax expense                                 (9,420)             (13,506)
                                          -----------------    -----------------
Net income                                 $       12,486         $     17,903
                                          -----------------    -----------------

Average shares outstanding                     22,174,060           22,213,750

Earnings per common share:
Net income                                 $         0.56         $       0.81
                                          -----------------    -----------------

USFreightways Corporation
Condensed Consolidated Statements of Cash Flows
  Unaudited (Dollars in thousands)

                                                      Six months ended
                                          --------------------------------------
                                                 June 29,              July 1,
                                                     1996                 1995
- --------------------------------------------------------------------------------
Cash flows from operating activities:
    Net Income                             $       12,486        $      17,903
Adjustments to net income:
    Depreciation and amortization                  30,702               24,032
    Other items affecting cash
      from operating activities                   (12,969)                (815)
                                          -----------------    -----------------
Net cash provided by operating activities          30,219               41,120
                                          -----------------    -----------------
Cash flows from investing activities:
  Capital expenditures, net of
    proceeds on sales                             (45,499)             (53,971)
  Acquisition of Transus                          (27,265)                   -
                                          -----------------    -----------------
Net cash used in investing activities             (72,764)             (53,971)
Cash flows from financing activities:
  Dividends paid                                   (4,095)              (4,096)
  Net (purchases)/sales of treasury stock           1,921               (1,887)
  Proceeds from long-term debt                     48,000               18,500
  Payments on long-term debt                         (139)                (139)
                                          -----------------    -----------------
Net cash provided by
  financing activities                             45,687               12,378
                                          -----------------    -----------------
Net increase (decrease) in cash                     3,142                (473)
                                          -----------------    -----------------
Cash at beginning of period                         1,707                2,055
                                          -----------------    -----------------
Cash at end of period                      $        4,849       $        1,582
                                          -----------------    -----------------

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations are affected by the seasonal aspects of the regional LTL trucking business. Therefore, operating results for the three months and six months ended June 29, 1996 are not necessarily indicative of the results that may be expected for the year ending December 28, 1996. For further information, refer to consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 30, 1995.

USFreightways Corporation
Revenue and Operating Ratios
  Unaudited (Dollars in thousands)
                                                Three months ended
                                                   June 29, 1996
                                                  and July 1, 1995
                                   ---------------------------------------------
Company (Region)                            Revenue         Operating Ratio (a)
- --------------------------------------------------------------------------------
Holland (Midwest)                   96  $    147,855               91.0%
                                    95       133,174               91.0
Red Star (Northeast)                96        50,307              102.3
                                    95        50,743               99.3
Reddaway (West Coast, Northwest)    96        44,257               94.1
                                    95        40,124               92.5
Bestway (Southwest)                 96        28,380               89.3
                                    95        27,285               89.4
Dugan (Plains, South)               96        37,927               97.7
                                    95        18,876               91.5
Logistics Operations                96        20,266               99.5
                                    95        15,950               95.4


                                                 Six months ended
                                                   June 29, 1996
                                                  and July 1, 1995
                                   ---------------------------------------------
Company (Region)                            Revenue         Operating Ratio (a)
- --------------------------------------------------------------------------------
Holland (Midwest)                   96  $    287,075               91.9%
                                    95       265,970               91.2
Red Star (Northeast)                96        99,391              103.4
                                    95        98,802               98.8
Reddaway (West Coast, Northwest)    96        86,123               95.9
                                    95        78,271               93.7
Bestway (Southwest)                 96        55,905               89.6
                                    95        53,113               89.9
Dugan (Plains, South)               96        73,212               98.8
                                    95        37,795               91.9
Logistics Operations                96        39,105               98.8
                                    95        30,054               95.8

(a) Operating ratio is direct operating costs as a percentage of revenue.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

USFreightways Corporation (the "Company") reported net income for the thirteen weeks ended June 29, 1996 of 37 cents per share compared to 44 cents per share for the second quarter of 1995 which ended on July 1st. Net income for the 1996 quarter was $8,137,000 compared to $9,767,000 for the same period of last year. Revenue in the 1996 quarter increased by 15.6% to $332,089,000 (which included approximately $16,000,000 attributable to the acquisition of the Transus general commodities business) from $287,193,000 for the same period of the 1995 year. The regional trucking group, including Transus, increased less than truckload
(LTL) revenue by 14.6% based on an LTL shipment count increase of 16% and an LTL tonnage increase of 16.5%. Revenue for the logistics group increased in the current year's quarter by 27% primarily as a result of new contracts at Logix.

Revenue for the six months ended June 29th 1996 amounted to $645,794,000, an increase of 14% over the same period of the previous year. Net income for the six month period ended in 1996 amounted to $12,486,000, equivalent to 56 cents per share, compared to $17,903,000 (81 cents per share) for the 1995 six month period.

The level of economic activity improved in the latter half of the quarter, and as a result, Holland, Dugan and Reddaway had record revenue the last week of June. The operating results for the regional trucking operations were adversely affected by the significant increase in fuel prices, particularly in April and May before fuel surcharges were implemented early in June in all but one of the regional companies. The net impact after surcharge of the fuel price increases approximated 5 cents per share. The pricing environment, while it appears to have stabilized except in Reddaway territory, is still at a level approximately equal to that for the same quarter of 1995.

The Transus general commodities business has now been successfully integrated into the Dugan system and while losses were incurred in the early stages of this acquisition, Dugan is now profitable and continued improvement is anticipated. The Reddaway/United merger was successfully completed and despite some initial systems integration problems, the combined companies are operating at acceptable levels. The combined Reddaway/United results were significantly adversely affected by severe rate cutting in their service territory by a major West Coast competitor. Improvement has been made in Red Star where its operating ratio continues to decline from 104.6 in the first quarter of the current year to
102.3 in the second quarter, but these results are still far from satisfactory. Although significant overhead and labor costs have been eliminated, additional cost reductions are anticipated in the latter half of the current year. Holland, the Company's major subsidiary, had an outstanding quarter considering current economic conditions and reported a 12% increase in LTL revenue on an LTL shipment count increase of 12% while maintaining an operating ratio consistent with that for the prior year's quarter at 91%. The increased fuel cost in Holland, net of the surcharge implemented, was equivalent to more than 1/2 point on the operating ratio. The Company's logistics businesses, despite an acceptable increase in revenue, were not as profitable in the current year's quarter as they were in the 1995 quarter. During the second quarter of the 1995 year, development costs for the logistics business were absorbed in the head office while these costs are currently being absorbed at Logix. In addition, duplicate costs have been incurred at USF Distribution until the new sortation facility is completed and fully operational. The Company's new startup businesses, Comet Transport and Caribbean Services, lost money during the quarter but were virtually in line with the Company's expectations. Interest costs have increased significantly in the current year's quarter primarily as a result of the $27,000,000 expended in the Transus acquisition and the increase in capital expenditures in the regional operating companies, primarily for revenue and terminal equipment.

While the Company is obviously disappointed that it did not achieve earnings in the current quarter equivalent to or better than that reported for the same quarter of 1995, it is nevertheless encouraged by the significant improvement over the first quarter and the fact that the month of June was very strong from both a revenue and profit viewpoint. There is no question the general commodities industry, both LTL and truckload, is going through a difficult time with overcapacity and very competitive pricing, making improvement in operating margins difficult. On a positive note, however, the group continues to be one of the leaders in revenue growth and profit margins and so long as interest rates are not increased significantly in the second half of the current year, the Company expects to continue to improve its operating performance.

Capital expenditures for the current year's quarter amounted to approximately $25,000,000 of which $19,000,000 was for revenue equipment and $6,000,000 for terminal facilities and miscellaneous equipment, which compares to capital expenditures of $31,000,000 for the 1995 quarter. For the six months ended June 29th, capital expenditures approximated $74,000,000 which included $27,000,000 for the acquisition of the general commodities business of Transus. For the six month period ended July 1, 1995, total capital expenditures were approximately $56,000,000. Long-term debt increased $5,917,000 mainly as a result of the aforementioned capital expenditures. For the six months ended June 29th, long-term bank debt increased $47,861,000 primarily due to the acquisition of Transus and seasonal increases in working capital.

A dividend of 9 1/3 cents per share was paid July 5, 1996 to shareholders of record of June 21, 1996.

                           PART II: OTHER INFORMATION


Item 1.           Legal Proceedings.

There are no pending material legal proceedings, other than ordinary litigation incident to the Company's business, which the Company is a party to or which any of its property is subject. During the second quarter of 1996, no material litigation or governmental proceeding was instituted or pending against the Company arising from any alleged violation of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or other environmental regulations.

Item 4.           Submission of Matters to a Vote of Security Holders.

         (a) On May 3, 1996, the annual meeting of stockholders of USFreightways Corporation was held pursuant to notice.

         (b)      N/A

         (c)(1)   Election of Directors

                  John W. Puth              FOR:              18,055,602
                                            WITHHOLD:             23,999

                  Morley Koffman            FOR:              18,054,113
                                            WITHHOLD:             25,488

         (c)(2) Amendment to Restated Certificate of Incorporation changing the name of the Company from TNT Freightways Corporation to USFreightways Corporation.

                  FOR:                      18,066,865

                  AGAINST:                       5,443

                  ABSTENTIONS:                   7,293

         (d)      N/A

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  1. Exhibit 3.(I)-Certificate of Amendment of Restated Certificate of Incorporation of USFreightways Corporation and Restated Certificate of Incorporation as amended.

                  2. Exhibit 3.(II)-Amendment to the By-Laws of USFreightways Corporation, and By-Laws as restated on May 3, 1996.

         (b)      Current Reports on Form 8-K were filed:

                  1. No current reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated the 13th day of August, 1996.



                                             USFREIGHTWAYS CORPORATION


                                      By:   /s/ Christopher L. Ellis
                                            ------------------------
                                            Christopher L. Ellis
                                            Senior Vice President, Finance and
                                            Chief Financial Officer


                                      By:   /s/ Robert S. Owen
                                            ------------------------
                                            Robert S. Owen
                                            Controller and Principal
                                            Accounting Officer