Form 10-Q/A
period 1996-06-29
USFREIGHTWAYS CORP
filed 1996-09-20
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    Form 10-Q/A

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

                  3.       Exhibit 27.  Financial Data Schedule.

         (b)      Current Reports on Form 8-K were filed:

                  1. No current reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated the 20th day of September, 1996.



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