Form 10-Q
period 1996-09-28
USFREIGHTWAYS CORP
filed 1996-11-13
CIK 881791

THIS DOCUMENT IS A COPY OF THE 10Q FILED ON NOV. 12, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


          SECURITIES AND EXCHANGE COMMISSION
                        Washington D. C. 20549

                               Form 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996, OR

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

As of November 11, 1996, 22,545,210
shares of common stock were outstanding.

                     PART I: FINANCIAL INFORMATION



Item 1.           Financial Statements.

USFreightways Corporation
Condensed Consolidated Balance Sheets
  Unaudited (Dollars in thousands)
                                               Sept. 28,           December 30,
                                                   1996                   1995
--------------------------------------------------------------------------------
Assets
Current assets:
     Cash                                 $        2,189          $       1,707
     Accounts receivable, net                    171,174                118,107
     Other                                        42,875                 38,797
                                       -----------------    -------------------
          Total current assets                   216,238                158,611
                                       -----------------    -------------------

Net property and equipment                       392,147                338,846
Net intangible assets                             80,215                 69,918
Other assets                                       9,759                 10,819
                                       -----------------    -------------------
Total assets                                $    698,359            $   578,194
                                       -----------------    -------------------

Liabilities and Stockholders' Equity
Current liabilities:
     Current bank debt                      $        983            $       333

     Accounts payable                             42,107                 36,209
     Other current liabilities                   115,754                 91,942
                                       -----------------    -------------------
          Total current liabilities              158,844                128,484
                                       -----------------    -------------------
Long-term liabilities:
     Long-term bank debt                          89,111                 37,333
     Notes payable                               100,000                100,000
     Other long-term liabilities                  88,042                 79,225
                                       -----------------    -------------------
          Total long-term liabilities            277,153                216,558
                                       -----------------    -------------------
Common stockholders' equity                      262,362                233,152
                                       -----------------    -------------------
Total liabilities and                       $    698,359            $   578,194
       stockholders' equity            -----------------    -------------------

USFreightways Corporation
Consolidated Statements of Income
  Unaudited (Dollars in thousands, except per-share amounts)


                                                    Three months ended
                                           -------------------------------------
                                                   Sept. 28,          Sept. 30,
                                                        1996               1995
--------------------------------------------------------------------------------
Operating revenue                              $    343,203       $     289,964
Operating expenses:
     Salaries, wages and benefits                   216,932             186,579
     Purchased transportation                        12,234              11,133
     Operating expenses and supplies                 44,434              35,927
     Operating taxes and licenses                    14,025              12,322
     Insurance and claims                             5,573               3,821
     Communications and utilities                     3,790               3,412
     Depreciation and revenue                        16,777              13,224
          equipment leases
     Building and office equipment rents              4,046               3,357
     Amortization of intangible assets                  644                 583
     Other operating expenses                         2,220               2,280
                                           ------------------ ------------------
         Total operating expenses                   320,675             272,638
                                           ------------------ ------------------
Income from operations                               22,528              17,326
                                           ------------------ ------------------
Non-operating income (expense):
     Interest expense                                (3,322)             (2,347)
     Interest incocome                                  155                 164
     Other, net                                        (196)                188
                                           ------------------ ------------------
          Total non-operating expense                (3,363)             (1,995)
                                           ------------------ ------------------

Income before income taxes                            19,165             15,331
Income tax expense                                    (8,141)            (6,592)
                                           ------------------ ------------------
Net income                                  $         11,024      $       8,739
                                           ------------------ ------------------

Average shares outstanding                        22,655,243         22,043,727

Earnings per common share:
Net income                                   $          0.49     $         0.40
                                           ------------------ ------------------
                                           -------------------------------------

                                                      Nine months ended
                                      -----------------------------------------
                                                Sept. 28,              Sept. 30,
                                                    1996                   1995
--------------------------------------------------------------------------------
Operating revenue                           $      988,997      $       856,080
Operating expenses:
     Salaries, wages and benefits                  630,513              546,207
     Purchased transportation                       35,863               33,163
     Operating expenses and supplies               133,592              107,655
     Operating taxes and licenses                   41,932               36,234
     Insurance and claims                           17,010               13,749
     Communications and utilities                   11,475                9,937
     Depreciation and revenue                       48,099               37,332
          equipment leases
     Building and office equipment rents            11,554                9,962
     Amortization of intangible assets               1,821                2,001
     Other operating expenses                        6,967                6,615
                                        ------------------  --------------------
         Total operating expenses                  938,826              802,855
                                        ------------------  --------------------
Income from operations                              50,171               53,225
                                        ------------------  --------------------
Non-operating income (expense):
     Interest expense                               (9,072)              (6,491)
     Interest income                                   488                  543
     Other, net                                       (516)                (537)
                                         ------------------  -------------------
          Total non-operating expense               (9,100)              (6,485)
                                         ------------------  -------------------

Income before income taxes                          41,071               46,740
Income tax expense                                 (17,561)             (20,098)
                                         ------------------  -------------------
Net income                                  $       23,510     $         26,642
                                         ------------------  -------------------
Average shares outstanding                      22,311,770           22,143,964

Earnings per common share:
Net income                                  $         1.05     $           1.20
                                         ------------------  -------------------

                  USFreightways Corporation
Condensed Consolidated Statements of Cash Flows
  Unaudited (Dollars in thousands)

                                                             Nine months ended
                                          --------------------------------------
                                                  Sept. 28,            Sept. 30,
                                                      1996                 1995
--------------------------------------------------------------------------------
Cash flows from operating activities:
    Net Income                              $       23,510        $      26,642
Adjustments to net income:
    Depreciation and amortization                   47,179               36,950
    Other items affecting cash
      from operating activities                    (16,917)               3,982
                                          -----------------   ------------------
Net cash provided by operating activities           53,772               67,574
                                          -----------------   ------------------
Cash flows from investing activities:
  Capital expenditures, net of
    proceeds on sales                              (70,711)             (80,536)
  Acquisition of Transus and Interamerican         (31,265)                -
                                          -----------------   ------------------
Net cash provided by investing activities         (101,976)             (80,536)
Cash flows from financing activities:
  Dividends paid                                    (6,149)              (6,130)
  Net (purchases)/sales of treasury stock            2,407                 (674)
  Proceeds from long-term debt                      52,650               21,000
  Payments on long-term debt                          (222)                (250)
                                          -----------------   ------------------
Net cash provided by
  financing activities                              48,686               13,946
                                          -----------------   ------------------
Net increase in cash                                   482                  984
                                          -----------------   ------------------
Cash at beginning of period                          1,707                2,055
                                          -----------------   ------------------
Cash at end of period                        $       2,189        $       3,039
                                          -----------------   ------------------

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations are affected by the seasonal aspects of the regional LTL trucking business. Therefore, operating results for the three months and nine months ended September 28, 1996 are not necessarily indicative of the results that may be expected for the year ending December 28, 1996. For further information, refer to consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 30, 1995.

USFreightways Corporation
Revenue and Operating Ratios
  Unaudited (Dollars in
thousands)
                                                         Three months ended
                                                             Sept. 28, 1996
                                                          and Sept. 30, 1995
                                              ----------------------------------
Company (Region)                                            Revenue    Operating
                                                                       Ratio (a)
--------------------------------------------------------------------------------
Holland (Midwest)                                96    $    153,725      90.6%
                                                 95         131,280      91.9
Red Star (Northeast)                             96          48,571     101.6
                                                 95          50,778     102.2
Reddaway (West Coast,                            96          46,383      92.2
Northwest)
                                                 95          43,395      90.6
Bestway (Southwest)                              96          28,416      88.9
                                                 95          27,184      90.9
Dugan (Plains, South)                            96          38,543      96.1
                                                 95          19,304      93.6
Logistics Operations                             96          22,969      94.7
                                                 95          16,798      94.8

                                                            Nine months ended
                                                            Sept. 28, 1996
                                                            and Sept. 30, 1995
                                              ----------------------------------
Company (Region)                                           Revenue     Operating
                                                                       Ratio (a)
--------------------------------------------------------------------------------
Holland (Midwest)                             96        $  440,800        91.4%
                                              95           397,250        91.4
Red Star (Northeast)                          96           147,961       102.8
                                              95           149,580       100.0
Reddaway (West Coast,                         96           132,506        94.6
                                              95           121,666        92.6
Bestway (Southwest)                           96            84,321        89.4
                                              95            80,297        90.3
Dugan (Plains, South)                         96           111,755        97.8
                                              95            57,099        92.5
Logistics Operations                          96            62,073        97.3
                                              95            46,852        95.4

(a) Operating ratio is direct operating costs as a percentage of revenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

USFreightways Corporation (the "Company") reported net income for the thirteen weeks ended September 28, 1996 of 49 cents per share compared to 40 cents for the third quarter of 1995 which ended on September 30th. Net income for the 1996 quarter was $11,024,000 compared to $8,739,000 for the same period of last year, an increase of 26%. Revenue in the 1996 quarter increased by 18.4% to $343,203,000 from $289,964,000 for the same period of the 1995 year. The current year's revenue includes approximately $21,000,000 attributable to the acquisition of the Transus general commodities business and the Interamerican Group. The regional trucking group increased Less Than Truckload (LTL) revenue by 16.1% based on increased LTL shipments of 15.2% and an LTL tonnage increase of 17.4%. Revenue for the logistics group increased in the current year's quarter by 37% primarily as a result of the acquisition of Interamerican and additional contracts in the Logix group.

Revenue for the nine months ended September 28, 1996 amounted to $988,997,000, an increase of 15.5% over the same period of the previous year. Net income for the nine month period ended in 1996 amounted to $23,510,000, equivalent to $1.05 per share compared to $1.20 for the 1995 nine month period.

The Company is pleased to report a significant increase in net income for the current year's quarter, after two quarters of reduced net income when compared to the same quarters of the previous year. Net income for the first half of 1996 was adversely impacted by severe industry competitive pricing and a somewhat sluggish economy. Collectively, the operating ratios of the regional trucking group improved from 93.7% in the 1995 quarter to 93.1% in the current year's quarter. USF Holland, the Company's largest regional trucking subsidiary, had an outstanding quarter reducing its operating ratio from 91.9% for the 1995 quarter to 90.6% on an increase in revenue of 17.1%. USF Bestway improved its operating ratio for the fourth consecutive quarter. The ratio for the current year's quarter of 88.9% as well as the year-to-date 89.4% is a tribute to its management and associates. The operating ratios for USF Reddaway and USF Dugan improved significantly compared to the first and second quarter of the current year, but were higher than the same quarter of the 1995 calendar year, primarily as a result of continued price cutting by a major competitor in Reddaway's territory and because of the acquisition of the Transus business by Dugan.

The Company's logistics business, including USF Distribution, increased revenue by 37% while maintaining an operating ratio in the current year's quarter consistent with that in the 1995 quarter. Logix acquired Interamerican effective July 1, 1996. Interamerican provides warehousing, transportation, distribution and other logistics services for their customers using proprietary leading edge technology. The Company's truckload subsidiary, Comet, continued to show satisfactory progress increasing revenue during the current quarter, and although it recorded a small loss for the quarter, it is currently operating on a profitable basis.

The improvement in the operating results at USF Red Star reported in the first and second quarter continued in the third quarter of the current year. The operating ratio in the current year has been reduced from 104.6% in the first quarter to 102.3% in the second quarter to 101.6% in the third quarter. Results of operations for the third quarter of the current year resulted in a reduced loss compared to the same quarter of the 1995 calendar year despite a 4.3% reduction in revenue. In addition to making a significant reduction in operating costs, management at Red Star has successfully improved yield by increasing revenue per shipment from $90.18 in the 1995 quarter to $94.17 in the current year's quarter. This improvement in yield together with a lower cost per shipment because of strict cost control has resulted in the improved operating results for the quarter and a reduction in the operating ratio to 101.6% in the current year compared to 102.2% in 1995. The Company expects a restructuring of Red Star, to be completed in the fourth quarter of the current calendar year. The final stages of the restructuring will require some terminal consolidation and changes in Red Star's linehaul configuration. When the restructuring is completed, the Company expects to take a one time charge of approximately 10 cents per share which the Company anticipates will occur in the last quarter of the current year. The management at Red Star is to be complimented for the significant improvement in its on-time service performance and its operating results.

All subsidiaries' operating income has been impacted by the increase in fuel prices during the current year's quarter; however, fuel surcharges were implemented in the last month of the quarter and will remain in effect until fuel prices return to more normal levels. These surcharges, which will vary as the price of diesel fuel changes, should offset any future increases in fuel prices.

The results for the current year's quarter benefited from a stronger economy, compared to the first and second quarter of the current year, and an improved pricing environment. These factors contributed to an increase in revenue per LTL shipment in the Company's regional trucking operations of 1% and this, together with the Company's continued emphasis on reducing its costs, resulted in improved profitability.

Capital expenditures for the nine months ended September 28, 1996 approximated $101,000,000 which included $27,000,000 for the acquisition of the general commodities business of Transus. For the nine month period ended September 30, 1995, total capital expenditures were approximately $83,000,000.

A dividend of 9 1/3 cents per share was paid on October 4, 1996 to shareholders of record on September 20, 1996.

                      PART II: OTHER INFORMATION


Item 1.           Legal Proceedings.

There are no pending material legal proceedings, other than ordinary litigation incident to the Company's business, which the Company is a party to or which any of its property is subject. During the third quarter of 1996, no material litigation or governmental proceeding was instituted or pending against the Company arising from any alleged violation of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or other environmental regulations.


Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  1.       Exhibit 27-Financial Data Schedule.



         (b)      Current Reports on Form 8-K were filed:

                  1. No current reports on Form 8-K were filed during the quarter.

                              SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated the 11th day of November, 1996.



                       USFREIGHTWAYS CORPORATION


                                               By:      /s/ Christopher L. Ellis
                                                            Christopher L. Ellis
                                              Senior Vice President, Finance and
                                              Chief Financial Officer


                                                By:           /s/ Robert S. Owen
                                                                  Robert S. Owen
                                               Vice President and Controller and
                                               Principal Accounting Officer