Form 10-K
period 1996-12-28
US FREIGHTWAYS CORP
filed 1997-03-25
CIK 881791

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                  Form 10-K

(Mark One)

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO ______________.



         Commission file number             0-19791

                           USFREIGHTWAYS CORPORATION

             (Exact name of registrant as specified in its charter)

      Delaware                            36-3790696

(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

9700 Higgins Rd., Ste. 570, Rosemont, Il.         60018
(Address of principal executive offices)       (Zip Code)


(Registrant's telephone number, including area code)      (847) 696-0200


Securities registered pursuant to Section 12(b) of the Act:
    Title of each class      Name of each exchange of which registered
Common Stock $.01 Par Value                    NASDAQ
Preferred Stock Purchase Rights

   Securities registered pursuant to Section 12(g) of the Act:
                   6 5/8 % Notes Due May 1, 2000
                          (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __X____ Yes________No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K ___.

The number of shares of common stock outstanding at March 21, 1997 was 25,757,912. The aggregate market value of the voting stock of the registrant as of March 21, 1997 was approximately $631,068,844.

                           DOCUMENTS INCORPORATED BY REFERENCE

1)  1996 Annual Report to Shareholders for the Fiscal Year Ended
     December 28, 1996 (Only those portions referenced herein are incorporated in this Form 10-K).
2) Proxy Statement dated March 24, 1997 (Only those portions referenced herein are incorporated in this Form 10-K).

                                   Page 2
                            USFreightays Corporation
                                    Form 10-K
                       Fiscal Year Ended December 28, 1996


                                     PART I


Item 1.           Business

Background

     USFreightways Corporation, whose name was changed by shareholder approval on May 3, 1996 (hereafter referred to as the "Company"), operates a group of regional less than truckload ("LTL") general commodities motor carriers. The main focus of the Company's regional trucking subsidiaries is on overnight and second day freight delivery, with service throughout the continental United States, Hawaii, Alaska, and to certain points in Canada. The Company's logistics subsidiaries provide solutions to customers' logistics and distribution requirements. The Company's truckload subsidiary provides premium, long-haul, sleeper-team service between major markets in the United States.

     The Company traces its origins to 1984 when TNT Limited, through its wholly owned subsidiary TNT Transport Group ("Transport Group"), embarked on a strategy to establish, through acquisition, a nationwide network of quality regional LTL carriers. During the same period, the group of businesses that now constitute the Company also grew as a result of internal expansion and increased penetration of existing markets. In April 1991 the Company was incorporated as a holding company for regional trucking companies of Transport Group.

     During February 1992 the shareholders of the Company sold 19,593,750 shares of common stock through an initial public offering for which the proceeds were paid to Transport Group. In a subsequent transaction, the Company purchased from Transport Group all its remaining shares in the Company.

     On May 6, 1993 the Company issued, through a public offering, 6 5/8% Notes in the principal amount of $100,000,000 due May 1, 2000. The proceeds from this issuance were, in part, used to repay borrowings under existing revolving lines of credit which were partially used to acquire the common stock from Transport Group.


     On January 1, 1996, the Company increased density in the Southeast by acquiring the general commodities business of Transus, Inc. and merged this operation into the Company's subsidiary, USF Dugan.

     On July 1, 1996, the Company acquired the Interamerican Group, a third party logistics provider primarily in the contract warehousing business.

                                   PAGE 3
Regional LTL Trucking

     LTL shipments are defined as shipments of less than 10,000 pounds. Typically, LTL carriers transport freight along scheduled routes from multiple shippers to multiple consignees utilizing a network of terminals together with fleets of line-haul and pickup and delivery tractors and trailers. Freight is picked up from customers by local drivers and consolidated for shipment. The freight is then loaded into intercity trailers and transferred by line-haul drivers to the terminal servicing the delivery area. There, the freight is transferred to local trailers and delivered to its destination by local drivers.

     LTL operators are generally categorized as either regional, interregional or long-haul carriers, depending on the distance freight travels from pickup to final delivery. Regional carriers usually have average lengths of haul of 500 miles or less and tend to provide either overnight or second day service. Regional LTL carriers usually are able to load freight for direct transport to a destination terminal, thereby avoiding the costly and time-consuming use of breakbulk terminals (where freight is rehandled and reloaded to its ultimate destination). In contrast, long-haul LTL carriers (average lengths of haul in excess of 1,000 miles) operate networks of breakbulk and satellite terminals (hub-spoke systems) and rely heavily on interim handling of freight. Interregional carriers (500 to 1,000 miles per average haul) also rely on breakbulk terminals but to a lesser degree than long-haul carriers.

     Regional LTL carriers, including the Company's trucking subsidiaries, principally compete against other regional LTL carriers. To a lesser extent, they compete against interregional and long-haul LTL carriers. To an even lesser degree, regional LTL transporters compete against truckload carriers, overnight package companies, railroads and airlines. Significant barriers to entry into the regional LTL market exist as a result of the substantial capital requirements for terminals and revenue equipment and the need for a large, well-coordinated and skilled work force.

     In the competitive environment of each of the Company's trucking subsidiaries, most LTL carriers have adopted discounting programs that severely reduce prices paid by some shippers. Additionally, when new LTL competitors enter a geographic region, they often utilize discounted prices to lure customers away from the Company's trucking subsidiaries. Such attempts to gain market share through price reduction programs exert downward pressure on the industry's price structure and profit margins and have caused many LTL carriers to cease operations.


The Trucking Subsidiaries

     The following is a brief description of the Company's LTL regional trucking subsidiaries. Statistical information for subsidiary's operations is reported in the Company's 1996 Annual Report to the Shareholders, and is incorporated by reference in this Form 10-K as page 15 of Exhibit 13 .

     USF Holland is the largest of the Company's operating subsidiaries, transporting LTL shipments interstate throughout the central United States and into the Southeast. USF Holland uses predominantly single 48 foot trailers. The average length of line-haul in the year ended December 28, 1996 was approximately 375 miles.

     USF Red Star operates in the eastern United States, as well as to and from eastern Canada. USF Red Star uses a combination of single and double trailers. The average length of line-haul in the year ended December 28, 1996 was approximately 285 miles. USF Red Star operates in an environment characterized by intense price competition.

     USF Bestway operates throughout the southwest region of the United States from Texas to California. USF Bestway uses double trailers in its operations. For the year ended December 28, 1996 the average length of line-haul for USF Bestway was approximately 420 miles.

     USF Reddaway provides LTL carriage along the I-5 corridor from California to Washington, throughout the northwest United States and into western Canada and Alaska. The average length of line-haul for the year ended December 28, 1996 was approximately 430 miles. USF Reddaway operates double trailers and, where possible, triple trailer combinations.

     USF Dugan provides service to the Plains states and into the southern states from Texas to Florida. USF Dugan operates with double and triple trailers, and the average length of line-haul for the year ended December 28, 1996 was approximately 265 miles which was considerably less than the prior year due to the inclusion of short hauls within the former Transus system which was acquired on January 1, 1996.

                                   PAGE 4
The Logistics Subsidiaries

     The Company is engaged in business of providing logistics, interregional and distribution services. These activities are conducted through Logix, which provides complete supply chain management services from supplying raw materials to delivering products to customers, Interamerican which provides contract warehousing services and USF Distribution Services which collects and ships components to manufacturers and receives, sorts and moves merchandise from suppliers to retail stores.

     The Company is engaged, through its subsidiary Comet Transport, in providing premium, long-haul, sleeper-team truckload service between major markets in the United States.

     The Company is also engaged, through its subsidiaries USF Coast Consolidators and USF Caribbean Services, in providing direct freight transportation service from the mainland to all points in Hawaii/ Guam and Puerto Rico, respectively.

Terminals

     The Company's 239 terminals are a key element in the operation of its regional trucklines. The terminals vary significantly in size according to the markets served. Sales personnel at each terminal are responsible for soliciting new business. Each terminal maintains a team of dispatchers who communicate with customers and coordinate local pickup and delivery drivers. Terminals also maintain teams of dock workers, line-haul drivers and administrative personnel. The larger terminals also have maintenance facilities and mechanics. Each terminal is directed by a terminal manager who has general supervisory responsibilities and also plays an important role in monitoring costs and service quality.


Revenue Equipment

     At December 28, 1996 the Company operated 6,524 tractors and 15,550 trailers. Each trucking subsidiary selects its own revenue equipment to suit the conditions prevailing in its region, such as terrain, climate, and average length of line-haul. Tractors and trailers are built to standard specifications and generally are not modified to fit special customer situations.

     Each trucking subsidiary has a comprehensive preventive maintenance program for its tractors and trailers to minimize equipment downtime and prolong equipment life. Repairs and maintenance are performed regularly at the subsidiaries' facilities and at independent contract maintenance facilities.

     The Company replaces tractors and trailers based on factors such as age and condition, the market for equipment and improvements in technology and fuel efficiency. At December 28, 1996 the average age of the Company's line-haul tractors was 2.8 years and the average age of its line-haul trailers was 6.0 years. Older line-haul tractors are often assigned to pickup and delivery operations, which are generally operated at lower speeds and over shorter distances, allowing the Company to extend the life of line-haul tractors and improve asset utilization. The average age of the Company's pickup and delivery tractors at December 28, 1996 was 6.9 years.

                              PAGE 5
Sales and Marketing

     Sales personnel as well as senior management at each subsidiary are responsible for soliciting new business and maintaining good customer relations. In addition, the Company maintains a national account sales department consisting of 18 professionals who are assigned major accounts within specified geographic regions of the continental United States. These national account managers solicit business for the regional trucklines from distribution and logistics executives of large shippers. In many cases, targeted corporations maintain centralized control of multiple shipping and receiving locations.


Seasonality

     The Company's results, consistent with the trucking industry in general, show seasonal patterns with tonnage and revenue declining during the winter months and, to a lesser degree, during vacation periods in the summer. Furthermore, inclement weather in the winter months can further negatively affect the Company's results.


Customers

     The Company is not dependent upon any particular industry and provides services to a wide variety of customers including many large, publicly held companies. During the year ended December 28, 1996 no single LTL customer accounted for more than two percent of the Company's operating revenue and the Company's ten largest customers as a group accounted for approximately eight percent of total operating revenue. Many of the national account customers use more than one of the Company's regional trucklines for their transportation requirements.


Cooperation Among Trucklines

     The Company's subsidiaries cooperate with each other to market and provide services along certain routes running between their regions. In such circumstances, the trucklines jointly price their service and then divide revenue in proportion to the amount of carriage provided by each company or based on predetermined formulae.


Information Technology

     Each of the Company's regional trucklines maintains its own management information systems and freight tracking and data processing capabilities. These systems vary in sophistication in accordance with the size of each truckline's operations and the demands of its customers. Software systems are shared among the regional trucklines where sharing is efficient and appropriate.

Fuel

     The motor carrier industry is dependent upon the availability of diesel fuel. Shortages of fuel, increases in fuel costs or fuel taxes, or rationing of petroleum products could have a material adverse effect on the profitability of the Company. During 1996, the Company implemented a fuel surcharge to partially offset an increase in fuel price. The Company has not experienced any difficulty in maintaining fuel supplies sufficient to support its operations.

                              PAGE 6
Regulation

     In August 1994, two pieces of legislation passed the Congress and were signed into law that greatly affected the trucking industry. The Trucking Industry Regulatory Reform Act ("TIRRA") reduced the ICC's authority over motor carriers by eliminating the tariff-filing requirement for motor common carriers using individually determined rates, classifications, rules or practices. Under TIRRA, motor carriers are still required to provide shippers, if requested, with a copy of the rate, classification, rules or practices of the carrier. Also, Title VI of the Federal Aviation Administration Authorization Act of 1994 ("the 1994 Act") effectively prohibited state economic regulation of all trucking operations for motor carriers. The 1994 Act does allow the states to continue regulation of safety and insurance programs, including carrier inspections.

     On December 29, 1995, President Clinton signed the Interstate Commerce Commission Termination Act of 1995 ("ICCTA") which abolished the ICC as of January 1, 1996 and transferred its residual functions to the Federal Highway Administration and a newly created Surface Transportation Board within the U. S. Department of Transportation. Congress has prescribed a transition period during which regulations implementing the ICCTA including insurance and safety issues must be promulgated by the Secretary of Transportation.

     The trucking industry remains subject to the possibility of regulatory and legislative changes that can influence operating practices and the demands for and the costs of providing services to shippers.

     Interstate motor carrier operations are subject to safety requirements prescribed by the U.S. Department of Transportation ("DOT"), while such matters as the weight and dimensions of equipment are also subject to Federal and state regulations. Effective April 1, 1992, truck drivers were required to be commercial vehicle licensed in compliance with the DOT, and legislation subjects them to strict drug testing standards. These requirements increase the safety standards for conducting operations, but add administrative costs and have affected the availability of qualified, safety conscious drivers throughout the trucking industry.


Insurance and Safety

     One of the risk areas in the Company's businesses is cargo loss and damage, bodily injury, property damage and workers' compensation. The Company is effectively self-insured on its significant operations up to $2 million per occurrence for cargo loss and damage, bodily injury and property damage. The Company is also predominantly self-insured for workers' compensation for amounts to $1 million per occurrence. Additionally, the Company insures workers' compensation for amounts in excess of $1 million per occurrence and all other losses in excess of $2 million.

     Each operating subsidiary employs safety specialists and maintains safety programs designed to meet its specific needs. In addition, the Company employs specialists to perform compliance checks and conduct safety tests throughout the Company's operations. The Company's safety record to date has been good.


Employees

     At December 28, 1996 the Company employed 15,403 persons, of whom 9,348 were drivers, 1,583 were dock workers, and the balance support personnel, including office workers, managers and administrators. Approximately 51 percent of all employees were members of unions. Approximately 88 percent of these union workers were employed by USF Holland or USF Red Star and belonged to the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (the "IBT"). Members of the IBT at USF Holland and USF Red Star are presently working under the terms of a four-year, industry-wide labor agreement that expires in 1998.

                                   PAGE 7
Item 2.           Properties

     The Company's executive offices are located at 9700 Higgins Road, Suite 570, Rosemont, IL 60018. The Company's 16,000 square foot facility is occupied under a lease terminating in November 2002.

     Each of the Company's operating subsidiaries also maintains a head office as well as numerous operating facilities. Of the 239 terminal facilities used by the Company as of December 28, 1996, 76 were owned and 163 were leased. These facilities range in size according to the markets served. The Company has not experienced and does not anticipate difficulties in renewing existing leases on favorable terms or obtaining new facilities as and when required.


Item 3.           Legal Proceedings

     The Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, (CERCLA). The Company has been made a party to these proceedings as an alleged generator of waste disposed of at hazardous waste disposal sites. In each case, the Government alleges that the parties are jointly and severally liable for the cleanup costs. Although joint and several liability is alleged, these proceedings are frequently resolved on the basis of the quantity of waste disposed of at the site by the generator. The Company's potential liability varies greatly from site to site. For some sites the potential liability is de minimis and for others the costs of cleanup have not yet been determined. While it is not feasible to predict or determine the outcome of these proceedings or similar proceedings brought by state agencies or private litigants, in the opinion of management, the ultimate recovery or liability, if any, resulting from such litigation, individually or in the aggregate, will not materially adversely affect the Company's financial condition or results of operations.

     Also, the Company is involved in other litigation arising in the ordinary course of business, primarily involving claims for bodily injuries and property damage. In the opinion of management, the ultimate recovery or liability, if any, resulting from such litigation, individually or in the aggregate, will not materially adversely affect the Company's financial condition or results of operations.

     On January 7, 1997, the Company filed an 8-K reporting a recent development in a legal proceeding.

Item 4.           Submission of Matters to a Vote of Security Holders

     Not Applicable.

                                   PAGE 8
                                   PART II

Item 5.    Market for the Company's Common Stock and related Stockholder Matters

     The Company's common stock trades on The Nasdaq National Market under the symbol: USFC. On March 11, 1997 there were approximately 6,250 beneficial holders of the Company's common stock. The high and low sales prices for the common stock for each full calendar quarterly period for fiscal year 1995 and 1996, is presented on page 14 of the "Financial Statements" insert portion of the Company's Annual Report to the Shareholders and is incorporated by reference under Exhibit 13 herein.

     Since July 2, 1992, the Company has paid a quarterly dividend of $.093333 per share. Although it is the present intention of the Company to continue paying quarterly dividends, the timing, amount and form of future dividends will be determined by the board of directors and will depend, among other things, on the Company's results of operations, financial condition, cash requirements, certain legal requirements and other factors deemed relevant by the board of directors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" on page 3 of the "Financial Statements" insert portion of the Company's Annual Report to the Shareholders, incorporated by reference under Exhibit 13 herein.

Item 6.           Selected Financial Data

     The information set forth under the caption "Selected Consolidated Financial Data" is presented on page 1 of the "Financial Statements" insert portion of the Company's Annual Report to the Shareholders for the year ended December 28, 1996, and is incorporated by reference under Exhibit 13 herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" is presented on pages 2 and 3 of the "Financial Statements" insert portion of the Company's Annual Report to the Shareholders for the year ended December 28, 1996, and is incorporated by reference under Exhibit 13 herein.

Item 8.           Financial Statements and Supplementary Data

     The Consolidated Financial Statements and Auditors' Report are presented on pages 4 through 14 of the "Financial Statements" insert portion of the Company's Annual Report to the Shareholders for the year ended December 28, 1996, and are incorporated by reference under Exhibit 13 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PAGE 9
                                  PART III

Item 10. Directors and Executive Officers of the Company

     The information for directors is reported on pages 2 through 4 of the Company's definitive proxy statement,dated March 24, 1997, filed pursuant to Regulation 14A, and is incorporated by reference. The following table sets forth certain information as of December 28, 1996 concerning the registrant's executive officers:

         Name            Age    Position

John Campbell Carruth    66    Chief Executive Officer, President and Director
Christopher L. Ellis     51    Senior Vice President, Finance and
                                        Chief Financial Officer

         John Campbell Carruth, 66, was appointed as the Company's Chief Executive Officer and President in June of 1991 and has been a director of the Company since December of 1991. Mr. Carruth was Chief Executive Officer and President of TNT Transport Group, Inc., a subsidiary of TNT Limited, the Company's former parent corporation, from 1985 to 1992.

         Christopher L. Ellis, 51, has been Senior Vice President, Finance and Chief Financial Officer of the Company since June 1991. Mr. Ellis served as Vice President, Finance of TNT Transport Group, Inc., a subsidiary of TNT Limited, the Company's former parent corporation, from 1985 to 1992.


Item 11. Executive Compensation

     This information is reported on pages 5 and 15 of the Company's definitive proxy statement, dated March 24, 1997, entitled "Management Compensation" and "Compensation Committee Interlocks and Insider Participation" respectively filed pursuant to Regulation 14A, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     This information is reported on page 2 of the Company's definitive proxy statement, dated March 24, 1997,entitled "Security Ownership of Principal Holders and Management" filed pursuant to Regulation 14A, and is incorporated by reference.

Item 13. Certain Relationships and Related Party Transactions

     This information is reported on page 14 of the Company's definitive proxy statement, dated March 24, 1997, entitled "Certain Relationships and Related Transactions" filed pursuant to Regulation 14A, and is incorporated by reference.

                                   PAGE 10
                                   PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)               (1) Financial Statements

                  The following consolidated financial statements appearing in the Company's Annual Report to the Shareholders for the year ended December 28, 1996 is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13:


                                                         Page No. of Exhibit 13

                  Selected Consolidated Financial Data                      1

                  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            2

                  Independent Auditors' Report                              4

                  Consolidated Financial Statements                         5

                  Notes to Consolidated Financial Statements                9

                  (2) Financial Statement Schedules:
                    Independent Auditors' Report

The Board of Directors and Stockholders
USFreightways Corporation

Under date of January 22, 1997, except for note 12, which is as of February 10, 1997, we reported on the consolidated balance sheets of USFreightways Corporation and subsidiaries as of December 28, 1996 and December 30, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 28, 1996. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 28, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Chicago, Illinois
January 22, 1997 except for note 12 to the consolidated financial statements, which is as of February 10, 1997.


                  Schedule II - Valuation and Qualifying Accounts

                         USFREIGHTWAYS CORPORATION
THREE YEARS ENDED DECEMBER 28, 1996
(dollars in thousands)

                                                                              Additions
                                                                      -------------------------
                                                       Balance at     Charges to     Charged to                    Balance at
                                                       Beginning      Costs and      Other                         End
Description                                            of Period      Expenses       Accounts       Deductions (1) of Period
-----------                                            ----------     ----------     ----------     ----------     ----------

Fiscal year ended December 31, 1994
     Accounts receivable allowances - for              $3,278         $4,232         $0             $1,743         $5,767
     revenue adjustments and doubtful accounts

Deferred tax asset valuation account                   $  174         $0             $0             $  174         $0

Fiscal year ended December 30, 1995
     Accounts receivable allowances - for              $5,767         $2,843         $0             $3,004         $5,606
     revenue adjustments and doubtful accounts

Fiscal year ended December 28, 1996
     Accounts receivable allowances - for              $5,606         $4,868         $0             $3,288         $7,186
     revenue adjustments and doubtful accounts

(1)  Primarily uncollectible accounts written off- net of recoveries for Accounts receivable allowances.


                              PAGE 11
                 (3)  Exhibits

                  Exhibit           Document
                  Number            Description


                  3(a) Amended and Restated Certificate of Incorporation of USFreightways Corporation (incorporated by reference from Exhibit 3.1 to USFreightways Corporation Transition Report on Form
                           10-K,  from June 29, 1991 to December 28,  1991);
                           December  28,  1991);  Certificate  of
                           Designation for Series A Junior Participating Cumulative Preferred Stock (incorporated by reference from Exhibit 3(a) to USFreightways Corporation Annual Report on Form 10-K for the year ended January 1, 1994); Certificate of Amendment of Restated Certificate of Incorporation of USFreightways Corporation (incorporated by reference from Exhibit
                           3(i) to USFreightways Corporation Report on Form 10-Q for the quarter ended June 29, 1996).

                  3(b) Bylaws of USFreightways Corporation, as restated May 3, 1996 (incorporated by reference from
                           Exhibit 3(ii) to USFreightways Corporation Report on Form 10-Q for the quarter ended June 29,
                           1996).



                  Exhibit           Document
                  Number            Description

                  4(a) Form of Rights Agreement, dated as of February 4, 1994, between USFreightways Corporation and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to USFreightways Corporation's registration statement on Form 8-A filed with the Securities and Exchange Commission on March 18, 1994).

                  4(b) Form of Indenture, dated as of May 1, 1993 between USFreightways Corporation and Harris Trust and Savings Bank, as Trustee (incorporated by reference from USFreightways Corporation's Registration Statement on Form S-1, filed on April 16, 1993, Registration No. 33-61134).

                  10(b) Restricted Stock Agreement with John Campbell Carruth dated January 20, 1992 (incorporated by reference from Exhibit 10.5 to USFreightways Corporation Transition Report on Form 10-K from June 29, 199 to December 28, 1991).

                  10(d) USFreightways Stock Option Plan (incorporated by reference from Exhibit 10.18 to USFreightways Corporation Transition Report on Form 10-K from June 29, 1991 to December 28, 1991).

                  10(e) Agreement dated March 5, 1993 Supplementing the Tax Indemnification Agreement between USFreightways Corporation and TNT Transport Group (incorporated by reference from Exhibit 10 to USFreightways Corporation Annual Report on Form 10-K for the year ended January 2, 1993).

                  10(f) Stock Option Plan for Non-Employee Directors dated October 29, 1993 (incorporated by reference from Exhibit 10(f) to USFreightways Corporation Annual Report on Form 10-K for the year ended January 1, 1994).

                  10(g) Employment Agreement of Christopher L. Ellis dated December 16, 1991 (incorporated by reference from Exhibit 10(g) to USFreightways Corporation Annual Report on Form 10-K for the year ended January 1, 1994).

                  10(i) Form of Election of Deferral (incorporated by reference from Exhibit 10(h) to USFreightways Corporation Annual Report on Form 10-K for the year ended December 31, 1994).

                  13 1996 USFreightways Corporation "Financial Statements" insert portion of the Annual Report to Shareholders plus a statistics report excerpted from the Annual Report to Shareholders and included as page 15 of Exhibit 13.

                  21           Subsidiaries  of  USFreightways   Corporation.

                  23           Consent of KPMG Peat Marwick LLP

                  24           Powers of Attorney

                  27           Financial Data Schedule

         Exhibits 2, 9, 11, 12, 16, 18, 22 and 28 are not applicable to this filing.



(b)      Reports on Form 8-K

         No reports on Form 8-K were filed in the last quarter of fiscal year 1996. However, on January 7, 1997 the Company filed an 8-K reporting a subsequent event.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated March 24, 1997.



                                                     USFREIGHTWAYS CORPORATION



                                         By: /s/Christopher L. Ellis
                                             Christopher L. Ellis
                                             Senior Vice President, Finance and
                                             Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                           Title             Date

/s/ Morley Koffman *                  Chairman of the Board      March 24, 1997
------------------------------------  of Directors                --------------
         Morley Koffman

/s/ John Campbell Carruth             Chief Executive Officer,   March 24, 1997
---------------------------           President and Director     --------------
         John Campbell Carruth

/s/ William N. Weaver, Jr. *          Director                   March 24, 1997
------------------------------------                             --------------
         William N. Weaver, Jr.

/s/ Robert P. Neuschel *               Director                  March 24, 1997
---------------------------                                      --------------
         Robert P. Neuschel

/s/ Neil A. Springer *                 Director                  March 24, 1997
------------------------------------                            --------------
         Neil A. Springer

/s/ Robert V. Delaney *                Director                  March 24, 1997
---------------------------                                     --------------
    Robert V. Delaney

/s/ John W. Puth *                     Director                  March 24, 1997
------------------------------------                             --------------
         John W. Puth

/s/ Christopher L. Ellis               Chief Financial Officer   March 24, 1997
------------------------------------                             --------------
         Christopher L. Ellis

/s/ Robert S. Owen                    Controller and Principal   March 24, 1997
------------------------------------  Accounting Officer         --------------
         Robert S. Owen


/s/ Christopher L. Ellis
*  By:   Christopher L. Ellis
         Attorney-in-Fact