Form 10-Q
period 1997-03-29
USFREIGHTWAYS CORP
filed 1997-05-06
CIK 881791

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington D. C. 20549

                               Form 10-Q


    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1997, OR

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

                              Not applicable
     (Former name or former address, if changed since the last report)


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

As of April 16, 1997, 25,797,457 shares of common stock were outstanding.


================================================================================

                    PART I:  FINANCIAL INFORMATION

Item 1.             Financial Statements.


                  USFreightways Corporation and Subsidiaries
                        Consolidated Balance Sheets
                                (Unaudited)
                             (dollars in thousands)

                                                               March 29,      December 28,
                                                                  1997            1996
---------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash                                                       $    3,403     $      4,090
    Accounts receivable, net                                      172,075          157,874
    Other                                                          46,194           41,613
                                                           ----------------------------------
Total current assets                                              221,672          203,577
                                                           ----------------------------------
Net property and equipment                                        400,367          395,500
Net intangible assets                                              78,906           79,559
Other                                                               9,695            9,872
                                                           ----------------------------------
Total assets                                                    $ 710,640     $    688,508
                                                           ----------------------------------


Liabilities and Stockholders' Equity

Current liabilities:
  Current bank debt                                             $   1,250     $        333
  Accounts payable                                                 44,500           41,734
  Other current liabilities                                       124,410          102,281
                                                            ----------------------------------
  Total current liabilities                                       170,160          144,348
                                                            ----------------------------------

Long-term liabilities:
     Long-term bank debt                                               -            78,000
     Notes payable                                                100,000          100,000
     Other long-term liabilities                                   93,011           96,900
                                                            ----------------------------------
Total long-term liabilities                                       193,011          274,900
                                                            ----------------------------------
Common stockholders' equity                                       347,469          269,260
                                                            ----------------------------------
Total liabilities and stockholders' equity                      $ 710,640     $    688,508
                                                            ----------------------------------

                    USFreightways Corporation and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)
                (dollars in thousands, except per-share amounts)



                                                                   Three Months Ended
                                                      ----------------------------------
                                                          March 29,             March 30,
                                                            1997                  1996
-----------------------------------------------------------------------------------------
Operating Revenue                                       $   355,817            $  313,705
Operating Expenses:
     Salaries, wages and benefits                           226,956               203,484
     Purchased transportation                                12,342                10,982
     Operating expenses and supplies                         47,033                43,492
     Operating taxes and licenses                            14,973                13,940
     Insurance and claims                                     7,069                 5,440
     Communications and utilities                             4,373                 3,691
     Depreciation and equipment leases                       16,693                15,537
     Building and office equipment rents                      4,293                 3,801
     Amortization of intangible assets                          653                   580
     Other operating expenses                                 2,361                 2,346
                                                      -----------------------------------
Total operating expenses                                    336,746               303,293
                                                      -----------------------------------
Operating income                                             19,071                10,412
                                                      -----------------------------------
Non-operating income (expense):
     Interest expense                                        (2,582)               (2,916)
     Interest income                                            164                   174
     Other, net                                                  99                   (40)
                                                      ------------------------------------
Total non-operating expense                                  (2,319)                (2,782)
                                                      ------------------------------------
Income  before income taxes                                  16,752                  7,630
Income tax expense                                            7,002                  3,281
                                                      ------------------------------------
Net Income                                              $     9,750            $     4,349
                                                      ------------------------------------
Average Shares Outstanding                               24,571,349             22,159,747
Earnings per common share:
Net Income                                                     0.40                   0.20

                                                      -------------------------------------

                                     USFreightways Corporation
                               Consolidated Statements of Cash Flows
                                            (Unaudited)
                                       (dollars in thousands)

  -------------------------------------------------------------------------------------------------

                                                                    Three Months Ended
                                                          -----------------     -----------------
                                                             March 29,             March 30,
                                                                1997                  1996
                                                          -----------------     -----------------

  Cash flows from operating activities:

      Net income                                           $     9,750          $         4,349

      Adjustments to net income:
          Depreciation and amortization                         16,784                   15,181
          Other items affecting cash
            from operating activities                            1,799                  (10,848)
                                                          -----------------     -----------------
  Net cash provided by operating activities                     28,333                    8,682
                                                          -----------------     -----------------

  Cash flows from investing activities:
      Capital expenditures, net of proceeds
          on sales                                             (20,694)                 (21,217)
      Acquisition of Transus                                         -                  (27,265)
                                                          -----------------     -----------------
Net cash used in investing activities                          (20,694)                 (48,482)
                                                          -----------------     -----------------

  Cash flows from financing activities:
      Dividends paid                                            (2,108)                  (2,045)
      Proceeds from sale of common stock                        69,760                        -
      Proceeds from sale of treasury stock                       1,105                    1,052
      Proceeds from long-term debt                                 917                   47,000
      Payments on long-term bank debt                          (78,000)                  (5,056)
                                                          -----------------     -----------------

  Net cash provided by (used in) financing activities           (8,326)                  40,951
                                                          -----------------     -----------------
  Net increase (decrease) in cash                                 (687)                   1,151

  Cash at beginning of period                                    4,090                    1,707
                                                          -----------------     -----------------

  Cash at end of period                                    $     3,403          $         2,858
                                                          =================     =================

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations are affected by the seasonal aspects of the regional LTL trucking business. Therefore, operating results for the three months ended March 29, 1997 are not necessarily indicative of the results that may be expected for the 53 week fiscal year ending January 3, 1998. For further information, refer to consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 28, 1996.

                     Revenue and Operating Ratios
                   Unaudited (dollars in thousands)

                                                    Quarter ended
                                                    March 29, 1997
                                                  and March 30, 1996

                                           ------------------------------------
Company (Region)                               Revenue     Operating Ratio(a)
-------------------------------------------------------------------------------

Holland (Midwest)                       97         163,730             92.4%
                                        96         139,220             92.7
Red Star (Northeast)                    97          46,395             99.8
                                        96          49,084            104.6
Reddaway (West Coast, Northwest)        97          44,986             96.8
                                        96          41,866             97.9
Bestway (Southwest)                     97          30,420             88.4
                                        96          27,525             89.9
Dugan (Plains, South)                   97          40,568             95.8
                                        96          35,285             99.9
Logistics Operations                    97          25,165             94.8
                                        96          18,839             98.1

  (a) Operating ratio is direct operating costs as a percentage of revenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

USFreightways Corporation ("the Company") reported net income for the 13 weeks ended March 29, 1997 of $9,750,000, a 124.2% increase over the $4,349,000 which was reported for the 13 weeks which ended March 30, 1996. During the first quarter of the current year, the Company issued an additional 3,105,000 shares of its common stock through a public offering. Net income per share for the 1997 quarter, on an average of 24,591,349 shares, was equivalent to 40 cents per share which is a 100% increase compared to 20 cents per share on 22,159,747 average shares outstanding in the first quarter of 1996.

Revenue for the 1997 quarter increased by 13.4% to $355,817,000 from $313,705,000 for the same period of the 1996 year. The regional trucking group increased less-than-truckload (LTL) revenue by 11.5% on an increased LTL shipment count of 7.3% and an LTL tonnage increase of 10.5%.

The logistics group continued its substantial growth rates in the current year's first quarter. Revenue for the thirteen weeks of the current year amounted to $25,165,000, an increase of 33.6% and the operating ratio improved to 94.8% from 98.1% compared to 1996.

The Company had a significantly improved first quarter  compared to the same
period of the  previous  year.  All  of  the  operating   units improved
profitability in the current year's quarter compared to the same period of last year. Net income for the first quarter of the 1996 year was adversely affected, particularly in Red Star territory, because of heavy winter storms in the Northeast. Although the Company experienced ice storms in the Southeast and extensive flooding in the Pacific Northwest last year, the Company had similar conditions in the West this year impacting both Bestway and Reddaway in the month of January.

USF Holland achieved record first quarter revenue levels, which resulted in a revenue increase of 17.6% and a 22.9% increase in operating income. The operating ratio improved to 92.4% in the 1997 quarter compared to 92.7% last year. USF Bestway continued its outstanding performance with an operating ratio of 88.4% in the current year compared to 89.9% in the previous year on revenue growth of 10.5%. The demise of Merchants of Texas midway through the first quarter further contributed to the revenue increase at USF Bestway. The improved operating performance at both USF Dugan and USF Reddaway is particularly noteworthy as they have successfully integrated the operations of Transus and United respectively. USF Reddaway recently signed a four year agreement with the Teamsters union which will provide labor stability through the year 2000. Probably the most encouraging turnaround is at USF Red Star where, despite a decline in revenue in the current year's quarter of 5.5%, the operating ratio was reduced from 104.6% in the 1996 quarter to 99.8% in the 1997 quarter. USF Red Star incurred a small loss in the month of January, but produced operating profits both for the months of February and March, primarily as a result of an increase in revenue per LTL shipment to $98.98 in the current year's quarter from $92.29 last year.

Each subsidiary has improved its operating income in the current year's quarter. Although the Company is still in a very competitive business, price increases which became effective January 2nd have been reasonably well accepted by the Company's customers and as a result, LTL revenue per shipment increased to $101.99 from $98.17 in the 1996 quarter, equivalent to 3.9%. While the Company is encouraged with the excellent improvement in its operating results, it continues to review and monitor its costs on a recurring basis. Assuming no decline in the current level of economic activity and no significant increase in interest rates, which could negatively impact economic growth, the Company believes it will continue to be one of the leaders in the regional LTL market.

The successful completion of the public offering of an additional 3,105,000 shares of the Company's common stock, which was concluded on February 10, 1997, generated approximately $69,000,000, net of expenses in new equity. This additional capital significantly improves the Company's balance sheet as well as its leverage capabilities. While proceeds were used to reduce long term debt, it is the Company's intention to use now available credit facilities to: increase terminal capacity at USF Holland; continue to make additional investments in our fast growing logistics business; and, to make appropriate acquisitions, which will increase density in our regional LTL subsidiaries, particularly at USF Red Star.

Capital expenditures for the current year's quarter amounted to approximately $21 million of which $17 million was for revenue equipment and $1 million for terminal facilities. Last year, for the same quarter, capital expenditures approximated $49 million, but that included $27 million for the acquisition of the Transus general commodities business.

A dividend of 9 1/3 cents per share was paid on April 4, 1997 to shareholders of record on March 21, 1997.

                    PART II: OTHER INFORMATION

Item 1.        Legal Proceedings.

               Other than the Whitworth matter which was reported on by the Company in an 8-K filed on January 7, 1997, there are no pending material legal proceedings, other than ordinary litigation incident to the Company's business which the Company is a party to or which any of its property is subject. No material litigation or governmental proceeding was instituted or pending against the Company arising from any alleged violation of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or other environmental regulations.

Item 6.        Exhibits and Reports on Form 8-K.

               (a)  Exhibits
               (b)  Current Reports on Form 8-K were filed:
                    1. On January 7, 1997 reporting a subsequent litigation matter for the fourth quarter 1996.




                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated the 6th day of May, 1997.


                                   USFREIGHTWAYS CORPORATION

                                   By: /s/ Christopher L. Ellis
                                           --------------------
                                           Christopher L. Ellis
                                           Senior Vice President, Finance and
                                           Chief Financial Officer

                                   By: /s/ Robert S. Owen
                                           --------------
                                           Robert S. Owen
                                           Controller and Principal
                                           Accounting Officer