Form 10-Q
period 1997-06-28
USFREIGHTWAYS CORP
filed 1997-08-04
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    Form 10-Q

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997, OR

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

 As of July 31, 1997, 25,985,246 shares of common stock were outstanding.

                          PART I: FINANCIAL INFORMATION



Item 1.                           Financial Statements.


                            USFreightways Corporation
                       Condensed Consolidated Balance Sheets
                         Unaudited (Dollars in thousands)

                                                               June 28,           December 28,
                                                                   1997                   1996
-----------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash                                                  $     11,987          $       4,090
     Accounts receivable, net                                   175,510                157,874
     Other                                                       45,394                 41,613
                                                       -----------------    -------------------
          Total current assets                                  232,891                203,577
                                                       -----------------    -------------------

Net property and equipment                                      410,002                395,500
Net intangible assets                                            78,724                 79,559
Other assets                                                      9,068                  9,872
                                                       -----------------    -------------------
Total assets                                               $    730,685            $   688,508
                                                       -----------------    -------------------

Liabilities and Stockholders' Equity
Current liabilities:
     Current bank debt                                     $        194            $       333
     Accounts payable                                            44,539                 41,734
     Other current liabilities                                  128,134                102,281
                                                       -----------------    -------------------
          Total current liabilities                             172,867                144,348
                                                       -----------------    -------------------
Long-term liabilities:
     Long-term bank debt                                            -0-                 78,000
     Notes payable                                              100,000                100,000
     Other long-term liabilities                                 96,789                 96,900
                                                       -----------------    -------------------
          Total long-term liabilities                           196,789                274,900
                                                       -----------------    -------------------
Common stockholders' equity                                     361,029                269,260
                                                       -----------------    -------------------
Total liabilities and stockholders' equity                 $    730,685            $   688,508
                                                       -----------------    -------------------


                              USFreightways Corporation
                         Consolidated Statements of Income
             Unaudited (Dollars in thousands, except per-share amounts)

                                                       Three months ended                           Six months ended
                                           -------------------------------------   -----------------------------------------
                                                   June 28,            June 29,              June 28,              June 29,
                                                       1997                1996                  1997                  1996
--------------------------------------------------------------------------------   -----------------------------------------
Operating revenue                           $     380,763       $      332,089      $       736,580      $         645,794
Operating expenses:
     Salaries, wages and benefits                 240,114              210,097              467,070                413,581
     Purchased transportation                      13,502               12,647               25,844                 23,629
     Operating expenses and supplies               47,782               45,666               94,815                 89,158
     Operating taxes and licenses                  15,186               13,967               30,159                 27,907
     Insurance and claims                           7,881                5,997               14,950                 11,437
     Communications and utilities                   4,399                3,994                8,772                  7,685
     Depreciation and equipment leases             17,276               15,785               33,969                 31,322
     Building and office equipment rents            4,367                3,707                8,660                  7,508
     Amortization of intangible assets                658                  597                1,311                  1,177
     Other operating expenses                       2,683                2,401                5,044                  4,747
                                           -----------------   -----------------   -------------------  --------------------
         Total operating expenses                 353,848              314,858              690,594                618,151
                                           -----------------   -----------------   -------------------  --------------------
Income from operations                             26,915               17,231               45,986                 27,643
                                           -----------------   -----------------   -------------------  --------------------
Non-operating income (expense):
     Interest expense                              (2,016)              (2,834)              (4,598)                (5,750)
     Interest income                                  226                  159                  390                    333
     Other, net                                       (54)                (280)                  45                   (320)
                                           -----------------   -----------------   -------------------  --------------------
          Total non-operating expense              (1,844)              (2,955)              (4,163)                (5,737)
                                           -----------------   -----------------   -------------------  --------------------
Income from operations
  before income taxes                              25,071               14,276               41,823                 21,906
Income tax expense                                 10,530                6,139               17,532                  9,420
                                           -----------------   -----------------   -------------------  --------------------
Net income                                  $      14,541       $        8,137       $       24,291      $          12,486
                                           -----------------   -----------------   -------------------  --------------------

Average shares outstanding                       26,129,479          22,216,893            25,351,923            22,174,060

Earnings per common share:
Net income                                  $        0.56       $         0.37       $         0.96      $            0.56
                                           -----------------   -----------------   -------------------  --------------------


                                 USFreightways Corporation
                         Condensed Consolidated Statements of Cash Flows
                                Unaudited (Dollars in thousands)

                                                                 Six months ended
                                                       --------------------------------------
                                                               June 28,             June 29,
                                                                   1997                 1996
---------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net Income                                              $       24,291      $       12,486
Adjustments to net income:
    Depreciation and amortization                               34,279              30,702
    Other items affecting cash                                   6,431             (12,969)
      from operating activities
                                                       -----------------   ------------------
Net cash provided by operating activities                       65,001              30,219
                                                       -----------------   ------------------
Cash flows from investing activities:
  Capital expenditures, net of
    proceeds on sales                                          (46,747)            (45,499)
  Acquisition of Transus                                             -             (27,265)
                                                       -----------------   ------------------
Net cash used in investing activities                          (46,747)            (72,764)
                                                       -----------------   ------------------
Cash flows from financing activities:
  Dividends paid                                                (4,514)             (4,095)
  Proceeds from sale of common stock                            69,760                   -
  Proceeds from sale of treasury stock                           2,536               1,921
  Proceeds from long-term debt                                       -              48,000
  Payments on long-term debt                                   (78,139)               (139)
                                                       -----------------   ------------------
Net cash provided by (used in) financing activities            (10,357)             45,687
                                                       -----------------   ------------------
Net increase in cash                                             7,897               3,142
                                                       -----------------   ------------------
Cash at beginning of period                                      4,090               1,707
                                                       -----------------   ------------------
Cash at end of period                                   $       11,987      $        4,849
                                                       -----------------   ------------------

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations are affected by the seasonal aspects of the regional LTL trucking business. Therefore, operating results for the three months and six months ended June 28, 1997 are not necessarily indicative of the results that may be expected for the year ending January 3, 1998. For further information, refer to consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 28, 1996.

                                              REVENUE AND OPERATING RATIOS
                                             Unaudited (Dollars in thousands)

                                                      Quarter ended                           Six months ended
                                                      June 28, 1997                           June 28, 1997
                                                    and June 29, 1996                         and June 29, 1996
                                           ------------------------------------------------------------------------------
Company (Region)                               Revenue     Operating Ratio (b)          Revenue     Operating Ratio (b)
-------------------------------------------------------------------------------------------------------------------------
Holland (Midwest)                       97  $  176,220           89.9 %           $   339,950              91.1 %
                                        96     147,855           91.0                 287,075              91.9
Red Star (Northeast)                    97      48,588           99.7                  94,983              99.8
                                        96      50,307          102.3                  99,391             103.4
Reddaway (West Coast, Northwest)        97      48,397           92.9                  93,383              94.8
                                        96      44,257           94.1                  86,123              95.9
Bestway (Southwest)                     97      33,512           86.0                  63,932              87.2
                                        96      28,380           89.3                  55,905              89.6
Dugan (Plains, South)                   97      42,597           95.4                  83,165              95.6
                                        96      37,927           97.7                  73,212              98.8
Logistics Operations                    97      26,144           95.2                  51,309              95.0
                                        96      20,266           99.5                  39,105              98.8


b) Operating ratio is direct operating costs as a percentage of revenue.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation.


          USFreightways Corporation ("the Company") reported net income for the thirteen weeks ended June 28, 1997 of $14,541,000, a 79% increase over the $8,137,000 which was reported for the thirteen weeks ended June 29, 1996. Net income per share for the 1997 quarter, on an average of 26,129,479 shares, was equivalent to 56 cents per share, a 51% increase, compared to the 37 cents per share on 22,216,893 average shares outstanding in the second quarter of 1996. Revenue for the 1997 quarter increased by 14.7% to $380,763,000 from $332,089,000 for the same period in 1996. In the regional trucking group, LTL revenue increased 13.8% and truckload revenue increased 9.3%. LTL shipments in the 1997 quarter increased 10.1%, average weight per shipment increased 2.5%, and the average revenue per LTL shipment increased 3.3% compared to last year.

          Revenue for the thirteen weeks of the current year in the logistics group amounted to $26,144,000, an increase of 29.0%, and the operating ratio improved from 99.5% in the second quarter of 1996 to 95.2% for the current year's quarter.

         Revenue for the six months ended June 28, 1997 amounted to $736,580,000, an increase of 14.1% over the same period of the previous year. Net income for the six month period ended in 1997 amounted to $24,291,000, equivalent to 96 cents per share compared to 56 cents per share for the 1996 six month period.

         The significant improvement in earnings per share, both in the current year's quarter and for the 1997 six month period is attributable to a strong U.S. economy, a stable pricing environment, and a continuing emphasis on cost reduction in all business units of the Company. During the 1997 second quarter, the combined operating ratio of the regional trucking group improved to 92% from 94% for the same period of the 1996 calendar year. USF Holland and USF Bestway led the improvement in operating ratio. Both of these units had an outstanding quarter as USF Bestway improved its operating ratio from 89.3% in 1996 to 86% in the current year's quarter on a revenue increase of 18.1%. USF Holland improved its operating ratio from 91% in the 1996 quarter to 89.9% in the current year's quarter on a 19.2% increase in revenue. USF Dugan and USF Reddaway continued the profit improvement reported in the first quarter of the current year. USF Reddaway's operating ratio improved to 92.9% from 94.1% for the same quarter of 1996 on a revenue increase of 9.4%. USF Dugan improved its operating ratio to 95.4% in the current year's quarter from 97.7% for the same period of last year on a revenue increase of 12.3%.

         The Company is encouraged with the continuing progress at USF Red Star where modest profitability was achieved for the third straight quarter, the Company is, nevertheless, disappointed that the
contemplated   acquisition  of  a  small   regional   carrier  in  the
Northeastern United States which would have been merged with Red Star, did not materialize. Despite this, management at Red Star did an excellent job in achieving an improvement in the operating ratio from 102.3% in the 1996 quarter to 99.7% in the 1997 quarter. Although overall revenue at USF Red Star declined 3.4% compared to the previous year, the continued emphasis on yield resulted in an increase in the LTL revenue per shipment of 5.4%. Management at Red Star is committed to the continuing improvement in the operating results of this subsidiary and the Company is aggressively seeking out opportunities to increase USF Red Star's revenue and density in its Northeastern service area.

        The significant improvement in both net income and earnings per share in the current year, both for the second quarter and the six months to the end of June, is encouraging. The outlook for the balance of 1997 is positive and the Company expects to continue to see an improvement in its profitability, assuming no material change in the stable pricing environment and level of economic activity.

          Capital expenditures for the current year's quarter amounted to approximately $27 million of which $20 million was for revenue equipment and $7 million for terminal facilities and miscellaneous equipment, which compares to capital expenditures of $25 million for the 1996 quarter. For the six months ended June 28, 1997, capital expenditures approximated $48 million, which compares to total capital expenditures for the 1996 six month period of approximately $74 million (which included $27 million for the acquisition of Transus).

       A dividend of 9 1/3 cents per share was paid July 3, 1997 to shareholders of record on April 20, 1997.

          This release contains forward looking statements that is subject to certain risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission including forms 8K, 10Q and 10K.

                           PART II: OTHER INFORMATION


Item 1.   Legal Proceedings.


          The Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, (CERCLA). The Company has been made a party to these proceedings as an alleged generator of waste disposed of at hazardous waste disposal sites. In each case, the Government alleges that the parties are jointly and severally liable for the cleanup costs. Although joint and several liability is alleged, these proceedings are frequently resolved on the basis of the quantity of waste disposed of at the site by the generator. The Company's potential liability varies greatly from site to site. For some sites the potential liability is de minimis and for others the costs of cleanup have not yet been determined. While it is not feasible to predict or determine the outcome of these proceedings or similar proceedings brought by state agencies or private litigants, in the opinion of management, the ultimate recovery or liability, if any, resulting from such litigation, individually or in the aggregate, will not materially adversely affect the Company's financial condition or results of operations and, to the Company's best knowledge, such liability, if any, will represent less than 1% of its revenues.

          Steven Mark Whitworth v. TNT Bestway Transportation, Inc. f/k/a TNT Bestway Inc. and William Orr, Case No.
          96-3935-A, 14th Judicial District Court, Dallas County, Texas.

          As previously reported on Form 8-K filed January 7,1997, on or about November 1, 1996, a judgment was entered against the Company's subsidiary, USF Bestway Inc. for $3,500,000 in actual damages and $1,750,000 in attorneys fees together with court costs and interest. USF Bestway Inc. has appealed the judgment to the Dallas Court of Appeals.

          Management of the Company believes that it has good grounds for obtaining a reversal of the judgment on appeal because it believes, among other reasons, that the judgment entered on the basis of the procedural technicality of counsel's failure to comply with the requirements of Texas law concerning the signature of pleadings by counsel will not be sustained by a reviewing court. The Company further believes the judgment will be vacated and the matter remanded for a trial on the merits and that, in any event, the judgment, if sustained, will not have a material adverse effect on the Company's financial condition. In the event the judgment is sustained on appeal, management of the Company's subsidiary, USF Bestway Inc. intends to pursue potential causes of action against all appropriate parties.

          Also, the Company is involved in other litigation arising in the ordinary course of business, primarily involving claims for bodily injuries and property damages. The Company maintains insurance coverage to insure against these types of claims. Accordingly, in the opinion of management, the ultimate recovery or liability, if any, resulting from such litigation, individually or in the aggregate, will not materially adversely affect the Company's financial condition or results of operations.

Item 4    Submission of Matters to a Vote of Security Holders.

          (a) On May 2, 1997, the annual meeting of stockholders of USFreightways Corporation was held pursuant to notice.

          (b)      N/A

          (c)(1)   Election of Directors

                   Robert V. Delaney           FOR:            22,161,974
                                          WITHHOLD:                79,474

                   Robert P. Neuschel          FOR:            22,160,988
                                          WITHHOLD:                80,460






            (c)(2)  Amendment to Stock Option Plan for Non-Employee Directors

                           FOR:               19,879,774

                           AGAINST:            1,286,818

                           ABSTENTIONS:        1,074,855

            (c)(3) Approval of the USFreightways Corporation Long-Term
                   Incentive Plan

                           FOR:               15,191,603

                           AGAINST:            5,985,325

                           ABSTENTIONS:        1,064,519

            (d)      N/A

Item 6.           Exhibits and Reports on Form 8-K.

            (a)      Exhibits

                     1.   Exhibit 10.1-USFreightways Long-Term Incentive
                          Plan (incorporated by reference from Exhibit 4.4 to Registration Statement No. 333-28357 filed on Form S-8 on June 3, 1997).

                     2. Exhibit 10.2- Stock Option Plan for Non-Employee Directors amended and restated as of January 1,
                          1997 (incorporated by reference from Exhibit 4.4 to Post-Effective Amendment No. 1 to
                          Registration Statement No. 33-79150 filed on Form S-8 on May 9, 1997).
 .
            (b)      Current Reports on Form 8-K were filed:

                      1. No current reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated the 31st day of July, 1997.



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