Form 10-Q
period 1997-09-27
USFREIGHTWAYS CORP
filed 1997-11-07
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                        Washington D. C. 20549

                               Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997, OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
       ___________ TO _______________


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

As of November 5, 1997, 26,055,339 shares of common stock were outstanding.

                     PART I: FINANCIAL INFORMATION



Item 1.        Financial Statements.




                            USFreightways Corporation
                       Condensed Consolidated Balance Sheets
                         Unaudited (Dollars in thousands)

                                                               September 27,           December 28,
                                                                   1997                   1996
-----------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash                                                  $     28,704          $       4,090
     Accounts receivable, net                                   189,804                157,874
     Other                                                       40,950                 41,613
                                                       -----------------    -------------------
          Total current assets                                  259,458                203,577
                                                       -----------------    -------------------

Net property and equipment                                      425,443                395,500
Net intangible assets                                            78,429                 79,559
Other assets                                                      9,780                  9,872
                                                       -----------------    -------------------
Total assets                                               $    773,110            $   688,508
                                                       -----------------    -------------------

Liabilities and Stockholders' Equity
Current liabilities:
     Current bank debt                                     $        110            $       333
     Accounts payable                                            55,465                 41,734
     Other current liabilities                                  137,986                102,281
                                                       -----------------    -------------------
          Total current liabilities                             193,561                144,348
                                                       -----------------    -------------------
Long-term liabilities:
     Long-term bank debt                                            -0-                 78,000
     Notes payable                                              100,000                100,000
     Other long-term liabilities                                100,347                 96,900
                                                       -----------------    -------------------
          Total long-term liabilities                           200,347                274,900
                                                       -----------------    -------------------
Common stockholders' equity                                     379,202                269,260
                                                       -----------------    -------------------
Total liabilities and stockholders' equity                 $    773,110            $   688,508
                                                       -----------------    -------------------


                              USFreightways Corporation
                         Consolidated Statements of Income
             Unaudited (Dollars in thousands, except per-share amounts)

                                                       Three months ended                           Nine months ended
                                           -------------------------------------   -----------------------------------------
                                                September 27,       September 28,       September 27,          September 28,
                                                    1997                1996                 1997                  1996
--------------------------------------------------------------------------------   -----------------------------------------
Operating revenue                           $     393,462       $      343,203      $     1,130,042      $         988,997
Operating expenses:
     Salaries, wages and benefits                 246,288              216,932              713,358                630,513
     Purchased transportation                      14,548               12,234               40,392                 35,863
     Operating expenses and supplies               48,404               44,434              143,219                133,592
     Operating taxes and licenses                  15,342               14,025               45,501                 41,932
     Insurance and claims                           7,357                5,573               22,307                 17,010
     Communications and utilities                   4,256                3,790               13,028                 11,475
     Depreciation and equipment leases             17,432               16,777               51,401                 48,099
     Building and office equipment rents            4,460                4,046               13,120                 11,554
     Amortization of intangible assets                660                  644                1,971                  1,821
     Other operating expenses                       2,810                2,220                7,854                  6,967
                                           -----------------   -----------------   -------------------  --------------------
         Total operating expenses                 361,557              320,675            1,052,151                938,826
                                           -----------------   -----------------   -------------------  --------------------
Income from operations                             31,905               22,528               77,891                 50,171
                                           -----------------   -----------------   -------------------  --------------------
Non-operating income (expense):
     Interest expense                              (1,956)              (3,322)              (6,554)                (9,072)
     Interest income                                  380                  155                  770                    488
     Other, net                                       (85)                (196)                 (40)                  (516)
                                           -----------------   -----------------   -------------------  --------------------
          Total non-operating expense              (1,661)              (3,363)              (5,824)                (9,100)
                                           -----------------   -----------------   -------------------  --------------------
Income from operations
  before income taxes                              30,244               19,165               72,067                 41,071
Income tax expense                                 12,702                8,141               30,234                 17,561
                                           -----------------   -----------------   -------------------  --------------------
Net income                                  $      17,542       $       11,024       $       41,833      $          23,510
                                           -----------------   -----------------   -------------------  --------------------

Average shares outstanding                       26,298,153          22,655,243            25,625,642            22,311,770

Earnings per common share:
Net income                                  $        0.67       $         0.49       $         1.63      $            1.05
                                           -----------------   -----------------   -------------------  --------------------


                                 USFreightways Corporation
                         Condensed Consolidated Statements of Cash Flows
                                Unaudited (Dollars in thousands)

                                                                Nine months ended
                                                       --------------------------------------
                                                             September 27,         September 28,
                                                                 1997                 1996
---------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net Income                                              $       41,833      $       23,510
Adjustments to net income:
    Depreciation and amortization                               52,120              47,179
    Other items affecting cash                                  19,210             (16,917)
      from operating activities
                                                       -----------------   ------------------
Net cash provided by operating activities                      113,163              53,772
                                                       -----------------   ------------------
Cash flows from investing activities:
  Capital expenditures, net of
    proceeds on sales                                          (78,758)            (70,711)
  Acquisition of Transus and Interamerican                          -              (31,265)
                                                       -----------------   ------------------
Net cash used in investing activities                          (78,758)           (101,976)
                                                       -----------------   ------------------
Cash flows from financing activities:
  Dividends paid                                                (6,926)             (6,149)
  Proceeds from sale of common stock                            69,431                   -
  Proceeds from sale of treasury stock                           5,927               2,407
  Proceeds from long-term debt                                       -              52,000
  Payments on long-term debt                                   (78,223)                428
                                                       -----------------   ------------------
Net cash provided by (used in) financing activities             (9,791)             48,686
                                                       -----------------   ------------------
Net increase in cash                                            24,614                 482
                                                       -----------------   ------------------
Cash at beginning of period                                      4,090               1,707
                                                       -----------------   ------------------
Cash at end of period                                   $       28,704      $        2,189
                                                       -----------------   ------------------

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations are affected by the seasonal aspects of the regional LTL trucking business. Therefore, operating results for the three months and nine months ended September 27, 1997 are not necessarily indicative of the results that may be expected for the year ending January 3, 1998. For further information, refer to consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 28, 1996.

                          REVENUE AND OPERATING RATIOS
                        Unaudited (Dollars in thousands)

                                                      Quarter ended                           Nine months ended
                                                      September 27, 1997                      September 27, 1997
                                                    and September 28, 1996                  and September 28, 1996
                                           ------------------------------------------------------------------------------
Company (Region)                               Revenue     Operating Ratio (b)          Revenue     Operating Ratio (b)
-------------------------------------------------------------------------------------------------------------------------
Holland (Midwest)                       97  $  180,758           89.8 %           $   520,708              90.7 %
                                        96     153,725           90.6                 440,800              91.4
Red Star (Northeast)                    97      50,001           98.9                 144,984              99.5
                                        96      48,571          101.6                 147,961             102.8
Reddaway (West Coast, Northwest)        97      53,072           89.7                 146,455              93.0
                                        96      46,383           92.2                 132,506              94.6
Bestway (Southwest)                     97      34,533           85.7                  98,465              86.6
                                        96      28,416           88.9                  84,321              89.4
Dugan (Plains, South)                   97      44,041           95.2                 127,206              95.5
                                        96      38,543           96.1                 111,755              97.8
Logistics Operations                    97      26,455           92.8                  77,764              94.3
                                        96      22,969           94.7                  62,073              97.3


b) Operating ratio is direct operating costs as a percentage of revenue.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operation.


     USFreightways Corporation ("the Company")
reported record net income for the 13 weeks ended September 27, 1997 of $17,542,000, a 59% increase over the $11,024,000 which was reported for the thirteen weeks ended September 28,1996. Net income per share of 67 cents for the 1997 quarter, on an average of 26,298,153 shares, is the highest ever earnings per share in the Company's history and represents a 37% increase over the 49 cents per share on 22,655,243 average shares outstanding for the third quarter of 1996. Record revenue for the 1997 quarter of $393,462,000 increased 14.6% when compared to the $343,203,000 for the same quarter of 1996. In the regional trucking group, LTL revenue increased 15.5% and truckload revenue increased 7.8%.

   LTL shipments in the 1997 quarter increased by 9.8% and the average revenue per LTL shipment increased 3.4% compared to last year, after estimating the impact of the unusual increase in shipments of less than two hundred pounds, which resulted from the sixteen day UPS strike in August.

    Revenue in the current year's quarter in the logistics group amounted to $26,455,000, an increase of 15.2%. Operating income improved 56.2% and the operating ratio improved to 92.8% in the current year's quarter, compared to 94.7% for the same period of 1996.

         Revenue for the nine months ended September 27th amounted to $1,130,042,000, an increase of 14.3% over the same period of the previous year. Net income for the nine month period in 1997 amounted to $41,833,000, equivalent to $1.63 per share, compared to $1.05 per share for the 1996 nine month period.

         The Company is extremely pleased with the record results achieved in the third quarter of the current year, which is directly attributable to a relatively strong US economy, a stable pricing environment, an ability to increase market share in the Company's various business enterprises, and a continuing emphasis on cost reduction in all units of the Company. During the third quarter of the current year, all of the Company's regional trucking companies improved their operating ratios compared to the same period of the previous year and, overall as a group, the operating ratio improved to 91.3 from
93.1 in the same quarter of the previous year. The reduction in operating ratios and corresponding improvement in operating income was led by excellent performance at USF Bestway, USF Reddaway and USF Holland, where operating ratios of 85.7, 89.7 and 89.8 respectively, were achieved. USF Dugan continued to improve, attaining a 14.3% increase in revenue, a 38.9% increase in operating income, with a moderate improvement in the operating ratio. USF Red Star achieved modest profitability for the fourth straight quarter.

         On September 12th, substantially all of the assets of Comet Transport, the Company's truckload subsidiary, were sold to CRST, a longhaul truckload trucking company. On the same date, the Company also entered into a 3 year agreement with CRST to provide longhaul truckload service for each of the Company's regional trucking subsidiaries for their partnership freight. Proceeds from the sale were slightly above book value and, therefore, no loss was incurred on the disposal of this business.

         Subsequent to the end of the fiscal quarter, the Company concluded an agreement to acquire all of the issued and outstanding shares of SEKO Worldwide and subsidiary companies. SEKO Worldwide is a domestic and international freight forwarder with forty-eight facilities in the United States, and provides service to seventy countries through both exclusive and non-exclusive agent facilities. Consolidated revenue for SEKO Worldwide for the year ended December 31, 1996 amounted to $105,000,000, and for the 1997 year, is annualizing at approximately $120,000,000. The Company is enthusiastic about the acquisition of SEKO Worldwide which will permit the USFreightways group of companies to accelerate its 1998 growth rate, and to provide both international and domestic freight forwarding services to the Company's customers.

          The outlook for the last quarter of this year is positive and the Company expects to continue to see an improvement in its profitability over the same period of the previous year, assuming there is no material change in the stable pricing environment or the level of economic activity.


         Capital expenditures for the current year's quarter amounted to approximately $42 million, of which $30 million was for revenue equipment and $12 million was for terminal facilities and miscellaneous equipment, which compares to capital expenditures of $27 million for the third quarter of 1996. Year-to-date capital expenditures through September were $90 million, which compares to 1996 capital expenditures for the nine month period of $101 million (which included $27 million for the acquisition of Transus).

          On February 10, 1997, the Company sold an additional 3,105,000 shares of its common stock through a public offering. The sale generated approximately $69,000,000, net of expenses, in new equity.

          A dividend of 9 1/3 cents per share was paid October 3, 1997 to shareholders of record on September 19, 1997.

          This release contains forward looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission including forms 8K, 10Q and 10K.

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

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits

                           1.       Exhibit 27-Financial Data Schedule.

                  (b)      Current Reports on Form 8-K were filed:

                           1. On September 19, 1997, the Company filed a Current Report on Form 8-K.

                              SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated the 27th day of October, 1997.



                       USFREIGHTWAYS CORPORATION


                     By:   /s/ Christopher L. Ellis
                              ---------------------
                               Christopher L. Ellis
                               Senior Vice President, Finance and
                               Chief Financial Officer


                     By:   /s/ Robert S. Owen
                              ----------------
                               Robert S. Owen
                               Controller and Principal
                               Accounting Officer