Form 10-K
period 1998-01-03
USFREIGHTWAYS CORP
filed 1998-04-01
CIK 881791

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                  Form 10-K

(Mark One)

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 03, 1998

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

The number of shares of common stock outstanding at March 24, 1998 was 26,129,509. The aggregate market value of the voting stock of the registrant as of March 24, 1998 was approximately $996,187,531.

                           DOCUMENTS INCORPORATED BY REFERENCE

1)  1997 Annual Report to Shareholders for the Fiscal Year Ended
     January 03, 1998 (Only those portions referenced herein are incorporated in this Form 10-K).
2) Proxy Statement dated March 25, 1998 (Only those portions referenced herein are incorporated in this Form 10-K).

                                   Page 2
                            USFreightays Corporation
                                    Form 10-K
                       Fiscal Year Ended January 03, 1998


                                     PART I


Item 1.           Business

Background

     USFreightways Corporation, (hereafter referred to as the "Company"), operates five regional less than truckload ("LTL") general commodities motor carriers. The main focus of the Company's regional trucking subsidiaries is on overnight and second day delivery of general commodities throughout the United States and into Canada. The Company's logistics subsidiaries provide solutions to customers' logistics and distribution requirements. The Company's freight forwarding subsidiaries provide domestic and international air and ocean freight service through both exclusive and non-exclusive agents.

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

     In February 1997, the Company sold 3,105,000 of its shares in a public offering. The net proceeds from the sale, amounting to approximately $69,431,000 were initially used to repay outstanding debt under the Company's revolving credit facility.

     During 1997, under the purchase method of accounting, the Company acquired all of the outstanding shares of USF Seko Worldwide Inc., an airfreight forwarding company and the general commodities business of Mercury Distribution Carriers, Inc. for an aggregate amount of $26,779,000 of cash and debt incurred.

     Following is a table depicting revenue by LTL trucking and Logistics and other segments for each of the most recent three fiscal years:

Revenue ($ in millions)

Fiscal Year               1995      %    1996      %    1997      %
                         ______    ___  ______    ___  ______    ___
 LTL trucking            $1,076   94.1  $1,231    92.5 $1,409    90.0
 Logistics and other         68    5.9     100     7.5    156    10.0
                         ______   ____  ______    ____ ______    ____
Total                    $1,144   100.0 $1,331   100.0 $1,565   100.0
                         ______   _____ ______   _____ ______   _____

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


The Trucking Subsidiaries

     The following is a brief description of the Company's LTL regional trucking subsidiaries. Statistical information for subsidiary's operations is reported in the Company's 1997 Annual Report to the Shareholders, and is incorporated by reference in this Form 10-K as page F20 of Exhibit 13.

     USF Holland is the largest of the Company's operating subsidiaries, transporting LTL shipments interstate throughout the central United States and into the Southeast. USF Holland uses predominantly single 48 foot trailers. The average length of line-haul in the year ended January 3, 1998 was approximately 384 miles.

     USF Red Star operates in the eastern United States, as well as to and from eastern Canada. USF Red Star uses a combination of single and double trailers. The average length of line-haul in the year ended January 3, 1998 was approximately 293 miles. USF Red Star operates in an environment characterized by intense price competition.

     USF Bestway operates throughout the southwest region of the United States from Texas to California. USF Bestway uses double trailers in its operations. For the year ended January 3, 1998 the average length of line-haul for USF Bestway was approximately 420 miles.

     USF Reddaway provides LTL carriage along the I-5 corridor from California to Washington, throughout the northwest United States and into western Canada and Alaska. The average length of line-haul for the year ended January 3, 1998 was approximately 599 miles. USF Reddaway operates double trailers and, where possible, triple trailer combinations.

     USF Dugan provides service to the Plains states and into the southern states from Texas to Florida. USF Dugan operates with double and triple trailers, and the average length of line-haul for the year ended January 3, 1998 was approximately 543 miles.

                                   PAGE 4
The Logistics Subsidiaries

     The Company is engaged in business of providing logistics, interregional and distribution services. These activities are conducted through USF Logistics, which provides complete supply chain management services from supplying raw materials to delivering products to customers, Interamerican which provides contract warehousing services and USF Distribution Services which collects and ships components to manufacturers and receives, sorts and moves merchandise from suppliers to retail stores.


Freight Forwarding

     The Company is engaged, through its subsidiary USF Seko Worldwide, in providing domestic and international air and ocean freight service through both exclusive and non-exclusive agents.

     The Company is also engaged, through its subsidiaries USF Coast Consolidators and USF Caribbean Services, in providing direct freight transportation service from the mainland to all points in Hawaii/ Guam and Puerto Rico, respectively.


Terminals for Regional LTL Trucking

     The Company's 217 terminals are a key element in the operation of its regional trucklines. The terminals vary significantly in size according to the markets served. Sales personnel at each terminal are responsible for soliciting new business. Each terminal maintains a team of dispatchers who communicate with customers and coordinate local pickup and delivery drivers. Terminals also maintain teams of dock workers, line-haul drivers and administrative personnel. The larger terminals also have maintenance facilities and mechanics. Each terminal is directed by a terminal manager who has general supervisory responsibilities and also plays an important role in monitoring costs and service quality.


Revenue Equipment

     At January 3, 1998 the Company operated 7,561 tractors and 17,198 trailers. Each trucking subsidiary selects its own revenue equipment to suit the conditions prevailing in its region, such as terrain, climate, and average length of line-haul. Tractors and trailers are built to standard specifications and generally are not modified to fit special customer situations.

     Each trucking subsidiary has a comprehensive preventive maintenance program for its tractors and trailers to minimize equipment downtime and prolong equipment life. Repairs and maintenance are performed regularly at the subsidiaries' facilities and at independent contract maintenance facilities.

     The Company replaces tractors and trailers based on factors such as age and condition, the market for equipment and improvements in technology and fuel efficiency. At January 3, 1998 the average age of the Company's line-haul tractors was 2.7 years and the average age of its line-haul trailers was 6.0 years. Older line-haul tractors are often assigned to pickup and delivery operations, which are generally operated at lower speeds and over shorter distances, allowing the Company to extend the life of line-haul tractors and improve asset utilization. The average age of the Company's pickup and delivery tractors at January 3, 1998 was 6.9 years.

                              PAGE 5
Sales and Marketing

     Sales personnel as well as senior management at each subsidiary are responsible for soliciting new business and maintaining good customer relations. In addition, the Company maintains a national account sales department consisting of 21 professionals who are assigned major accounts within specified geographic regions of the continental United States. These national account managers solicit business for the regional trucklines from distribution and logistics executives of large shippers. In many cases, targeted corporations maintain centralized control of multiple shipping and receiving locations.


Seasonality

     The Company's results, consistent with the trucking and air freight industry in general, show seasonal patterns with tonnage and revenue declining during the winter months and, to a lesser degree, during vacation periods in the summer. Furthermore, inclement weather in the winter months can further negatively affect the Company's results.


Customers

     The Company is not dependent upon any particular industry and provides services to a wide variety of customers including many large, publicly held companies. During the year ended January 3, 1998 no single customer accounted for more than two percent of the Company's operating revenue and the Company's ten largest customers as a group accounted for approximately nine percent of total operating revenue. Many of the national account customers use more than one of the Company's regional trucklines for their transportation requirements.


Cooperation Among Trucklines

     The Company's subsidiaries cooperate with each other to market and provide services along certain routes running between their regions. In such circumstances, the trucklines jointly price their service and then divide revenue in proportion to the amount of carriage provided by each company or based on predetermined formulae.


Information Technology

     Each of the Company's operating subsidiaries maintains its own management information systems and freight tracking and data processing capabilities. These systems vary in sophistication in accordance with the size of each operation and the demands of its customers. Software systems are shared among the regional trucklines where sharing is efficient and appropriate.

Fuel

     The motor carrier industry is dependent upon the availability of diesel fuel. Shortages of fuel, increases in fuel costs or fuel taxes, or rationing of petroleum products could have a material adverse effect on the profitability of the Company. The Company maintained a fuel surcharge, which was implemented during Fiscal 1996, throughout most of Fiscal 1997 to partially offset an increase in fuel price. The Company has not experienced any difficulty in maintaining fuel supplies sufficient to support its operations.

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

The Company uses underground storage tanks at certain terminal facilities and maintains a comprehensive policy of testing, upgrading, replacing or eliminating these tanks to protect the environment and comply with various Federal and state laws. Whenever any contamination is detected, the Company takes prompt remedial action to remove the contaminants.

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


Employees

     At January 3, 1998 the Company employed 16,843 persons, of whom 10,443 were drivers, 1,351 were dock workers, and the balance support personnel, including office workers, managers and administrators. Approximately 53 percent of all employees were members of unions. Approximately 89 percent of these union workers were employed by USF Holland or USF Red Star and belonged to the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (the "IBT"). Members of the IBT at USF Holland and USF Red Star are presently working under the terms of a four-year, industry-wide labor agreement that expires in March 1998. USF Holland and USF Red Star (which have negotiated with the Teamsters National Freight Industry Negotiating Committee - TNFINC - separately from other national long-haul LTL trucking companies) have agreed, upon ratification of the successor National Master Freight Agreement (NMFA) by the union membership, to accept the terms, conditions, and provisions of the recently negotiated successor five year NMFA between TNFINC and the other national long-haul unionized LTL trucking companies .

                                   PAGE 7
Item 2.           Properties

     The Company's executive offices are located at 9700 Higgins Road, Suite 570, Rosemont, IL 60018. The Company's 16,000 square foot facility is occupied under a lease terminating in November 2002.

     Each of the Company's operating subsidiaries also maintains a head office as well as numerous operating facilities. Of the 217 regional LTL trucking terminal facilities used by the Company as of January, 1998, 80 were owned and 137 were leased. These facilities range in size according to the markets served. The Company has not experienced and does not anticipate difficulties in renewing existing leases on favorable terms or obtaining new facilities as and when required.




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

Steven Mark Whitworth v. TNT Bestway Transportation, Inc. n/k/a TNT Bestway Inc. and William Orr, Case No. 96-3935-A, 14th Judicial District Court, Dallas County, Texas.

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

                                     PART II

Item 5.           Market for the Company's Common Stock and related
Stockholder Matters

     The Company's common stock trades on The NASDAQ Stock Market under the symbol: USFC. On March 10, 1998 there were approximately 9,000 beneficial holders of the Company's common stock. For the high and low sales prices for the common stock for each full calendar quarterly period for fiscal year 1996 and 1997, see page F19 of Exhibit 13 (incorporated by reference under Item 14 herein).

     Since July 2, 1992, the Company has paid a quarterly dividend of $.093333 per share. Although it is the present intention of the Company to continue paying quarterly dividends, the timing, amount and form of future dividends will be determined by the board of directors and will depend, among other things, on the Company's results of operations, financial condition, cash requirements, certain legal requirements and other factors deemed relevant by the board of directors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" (incorporated by reference under Item 14 herein).

Item 6.           Selected Financial Data

     The information set forth under the caption "Selected Consolidated Financial Data" on page F1 of Exhibit 13 is incorporated by reference under Item 14 herein.

Item 7.           Management's Discussion and Analysis of Financial
Condition and     Results of Operations

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages F2 through F5 of Exhibit 13, is incorporated by reference under Item 14 herein.

Item 8.           Financial Statements and Supplementary Data

     The Financial Statements and Supplementary Data Appearing on pages F7 through F19 of Exhibit 13, are incorporated by reference under Item 14 herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         KPMG Peat Marwick LLP was previously engaged as the principal accountant to audit the Company's financial statements for the Company's two fiscal years ending on December 28, 1996. On September 18, 1997, their appointment as principal accountants was terminated.

         In each of the past two years ended December 28, 1996 and December 30, 1995, and during the subsequent interim period through September 18, 1997, KPMG Peat Marwick LLP's reports on the financial statements of the Company did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to terminate the relationship with the accountants was approved by the Company's Audit Committee on September 18, 1997. There were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the Company's last two fiscal years.

         The Company requested KPMG Peat Marwick LLP to furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company, and, if not, stating the respects in which it does not agree. A letter from KPMG Peat Marwick LLP stating its agreement with the statements made by the Company was included as Exhibit 16 in a Report on Form 8-K dated September 18, 1997.

         On September 18, 1997, the Company engaged Arthur Andersen LLP as its principal accountant to audit the Company's financial statements for the fiscal year ending January 3, 1998. Arthur Andersen LLP was not engaged by the Company during the Company's two fiscal years ending December 28, 1996.

         The Company requested Arthur Andersen LLP to review the disclosure required in a Report on Form 8-K dated September 18, 1997 before it was filed with the Commission and provided Arthur Andersen LLP with the opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expressions of its views, or the respects to which it did not agree with the statements made in the Report on Form 8-K dated September 18, 1997. Before the Company filed the Report on Form 8-K dated September 18, 1997, Arthur Andersen LLP informed the Company that it had reviewed the disclosures and did not intend and was not required to furnish the Company with such letter.

                                    PART III

Item 10. Directors and Executive Officers of the Company

     The information for directors is reported in the Company's definitive proxy statement filed pursuant to Regulation 14A, and is incorporated by reference. The following table sets forth certain information as of January 3, 1998 concerning the registrant's executive officers:

         Name              Age      Position

John Campbell Carruth      67       Chairman of the Board, Chief Executive
                                        Officer and Director
James G. Connelly III      52       President, Chief Operating Officer
                                        and Director
Robert V. Fasso            44       President-Regional Carrier Group
Christopher L. Ellis       52       Senior Vice President, Finance &
                                       CFO

         John Campbell Carruth, 67, the Company's Chief Executive Officer since June 1991, was elected the Company's Chairman of the Board on January 23, 1998, and has been a director of the Company since December 1991. He was President of the Company from June 1991 until January 1998.

         James G. Connelly III, 52, was appointed as the Company's President and Chief Operating Officer on January 5, 1998 and has been a director of the Company since January 23, 1998. Mr. Connelly was President and Chief Operating Officer of Caremark International Inc. from 1992 until 1997. Prior to that, he was an officer of Baxter International, Inc.

         Robert V. Fasso, 44, was appointed as the Company's President-Regional Carrier Group in September 1997. Since July 1993, Mr. Fasso has been President and CEO of the Company's subsidiary USF Bestway Inc. Prior to that date, he was with Yellow Freight System.

         Christopher L. Ellis, 52, has been Senior Vice President, Finance and Chief Financial Officer of the Company since June 1991.

Item 11. Executive Compensation

     This information is reported in the Company's definitive proxy statement entitled "Management Compensation" and "Compensation Committee Interlocks and Insider Participation" respectively which was filed pursuant to Regulation 14A, and is incorporated by reference.



Item 12. Security Ownership of Certain Beneficial Owners and Management

     This information is reported in the Company's definitive proxy statement entitled "Security Ownership of Principal Holders and Management" which was filed pursuant to Regulation 14A, and is incorporated by reference.

Item 13. Certain Relationships and Related Party Transactions

     This information is reported in the Company's definitive proxy statement entitled "Certain Relationships and Related Transactions" which was filed pursuant to Regulation 14A, and is incorporated by reference.



                                     PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)               (1) Financial Statements

                  The following consolidated financial statements appearing in the 1997 Annual Report to the Shareholders is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13:

                                                  Page Number of Exhibit 13

                  Selected Consolidated Financial Data                F1

                     Management's Discussion and Analysis of          F2
                   Financial Condition and Results of Operations

                  Independent Auditors' Report                        F6

                  Consolidated Financial Statements                   F7

                  Notes to Consolidated Financial Statements          F11

                  (2) Financial Statement Schedule:

                     Independent Auditors' Report

The Board of Directors and Stockholders
USFreightways Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of USFreightways Corporation and issued our report thereon dated January 21, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
Chicago, Illinois
January 21, 1998

The Board of Directors and Stockholders
USFreightways Corporation:

Under date of January 22, 1997, we reported on the consolidated balance sheet of USFreightways Corporation and subsidiaries as of December 28, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 28, 1996. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended January 3, 1998. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP
Chicago, Illinois
January 22, 1997


                  Schedule II - Valuation and Qualifying Accounts

                         USFreightways Corporation
                    Three Years ended January 3, 1998
                         (dollars in thousands)

                                                                        Additions
                                                                 _________________________

Description                                        Balance at     Charges to     Charged to     Deductions(1)  Balance at
                                                   Beginning      Costs and      Other                         End of
                                                   of Period      Expenses       Accounts                      Period
___________                                        _________      __________     ___________    __________     _________

Fiscal year ended December 30,1995
  Accounts receivable allowances                     $5,767         $2,843         $0             $3,004         $5,606
  for revenue adjusmtents and doubtful accounts

Fiscal year ended December 28, 1996
   Accounts receivable allowances                    $5,606         $4,868         $0             $3,288         $7,186
   for revenue adjusmtents and doubtful accounts

Fiscal year ended January 3, 1998
    Accounts receivable allowances                   $7,186         $6,717         $0             $3,836        $10,067
    for revenue adjusmtents and doubtful accounts

(1)  Primarily uncollectible accounts written off net of recoveries.

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

                  3(b)      Bylaws of USFreightways Corporation, as restated
                               January 23, 1998 (filed with this Annual Report on Form 10-K).






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

                  Exhibit           Document
                  Number            Description


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

                  10(j)    USFreightways     Long-Term     Incentive    Plan
                               (incorporated   by  reference   from  Exhibit
                               10.1 to USFreightways Corporation Report on Form 10-Q for the quarter ended March 29,
                               1997).

                  10(k)    Stock Option Plan for Non-Employee Directors
                               amended and restated as of January 1, 1997
                               (incorporated by reference from Exhibit 3(ii) to USFreightways Corporation Report on Form 10-Q for the quarter ended March
                               29, 1997).

                  10(l)    Employment Agreement of Robert V. Fasso dated
                               December 12, 1997 (filed with this Annual Report on Form 10-K).

                  10(m)    $200,000,000   Credit   Agreement   dated  as  of
                               November 26, 1997 among USFreightways Corporation, the banks named therein and NBD Bank, N. A. as agent (filed with this Annual Report on Form 10-K).


                  10(n)    Form of Irrevocable Guaranty and Indemnity
                               relating to the Credit Agreement described in
                               Exhibit 10(m) (filed with this Annual Report on Form 10-K).

                  10(o)    Employment Offer Letter with James G. Connelly
                               III, dated December 19, 1997 (filed with this Annual Report on Form 10-K).

                  13       1997  USFreightways  Corporation Annual Report to
                                  Shareholders.

                  21       Subsidiaries   of    USFreightways    Corporation

                  23       Consent of KPMG Peat Marwick LLP.

                  24       Powers of Attorney

                  27       Financial Data Schedule

         Exhibits 2, 9, 11, 12, 16, 18, 22 and 28 are not applicable to this filing.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed in the last quarter of fiscal year 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated March 30, 1998.


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

Signatures                          Title                              Date


/s/ John Campbell Carruth  *
    _____________________           Chairman of the Board     March 30, 1998
      John Campbell Carruth         Chief Executive Officer
                                     and Director

/s/ James G. Connelly III  *
    _____________________
                                  President and Chief         March 30, 1998
       James G. Connelly III      Operating Officer
                                     and Director

/s/ Morley Koffman *                Director                  March 30, 1998
    ______________
         Morley Koffman

/s/ William N. Weaver, Jr. *        Director                  March 30, 1998
    ______________________
        William N. Weaver, Jr.

/s/ Robert P. Neuschel *            Director                  March 30, 1998
    __________________
      Robert P. Neuschel

/s/ Neil A. Springer *              Director                  March 30, 1998
    ________________
      Neil A. Springer

/s/ Robert V. Delaney *             Director                  March 30, 1998
    _________________
        Robert V. Delaney

/s/ John W. Puth *                  Director                  March 30, 1998
    ____________
         John W. Puth

/s/ Anthony J. Paoni *              Director                  March 30, 1998
    ________________
         Anthony J. Paoni

/s/ Christopher L. Ellis            Chief Financial Officer   March 30, 1998
    ____________________
         Christopher L. Ellis

/s/ Robert S. Owen
    ______________                 Controller and Principal  March 30, 1998
         Robert S. Owen             Accounting Officer


/s/ Christopher L. Ellis
*  By:   Christopher L. Ellis
         Attorney-in-Fact

                                   PAGE 14
EXHIBIT 3(b)

USFREIGHTWAYS CORPORATION




                                     BY-LAWS


                                       OF


                            USFREIGHTWAYS CORPORATION








                           AS ADOPTED JANUARY 23, 1998

                                     BY-LAWS

                                       of

                            USFreightways Corporation

                             Dated January 23, 1998

ARTICLE I

Offices

                  SECTION 1.1 Offices. USFreightways Corporation (the "Corporation") may have offices either within or without the State of Delaware. The registered office of the Corporation and the name of the registered agent of the Corporation are as is set forth in the Restated Certificate of Incorporation of the Corporation, or as may subsequently be or have been changed by resolution of the Board of Directors (the "Board").

ARTICLE II

Meetings of Stockholders

                  SECTION 2.1 Annual Meetings. An annual meeting of the stockholders of the Corporation for the election of directors and for the transaction of such other business as may properly come before the meeting shall be held on such date and at such time as the Board may from time to time determine, or, if not so designated, then at 10:00 a.m., on the third Tuesday in April in each year if not a legal holiday, and, if a legal holiday, at the same hour on the next succeeding work day, and at such place as shall be designated by the Board in the notice thereof.

                  At any annual meeting of stockholders, only such business shall be conducted as shall have been brought before the annual meeting (i) by or at the direction of the chairman of the meeting or (ii) by any stockholder who complies with the procedures set forth in this Section 2.1.

                  For business properly to be brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in proper written form to the Secretary of the Corporation. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the Corporation not less than 30 days nor more than 60 days prior to the annual meeting; provided, however, that in the event that less than 40 days' notice or prior public disclosure of the date of the annual meeting is given or made to stockholders, notice by the stockholder to be timely must be received not later than the close of business on the 10th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made. To be in proper written form, a stockholder's notice to the Secretary shall set forth in writing as to each matter the stockholder proposes to bring before the annual meeting: (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting; (ii) the name and address, as they appear on the Corporation's books, of the stockholder proposing such business; (iii) the class and number of shares of the Corporation which are beneficially owned by the stockholder; and (iv) any material interest of the stockholder in such business. Notwithstanding anything in the By-laws to the contrary, no business shall be conducted at any annual meeting except in accordance with the procedures set forth in this Section 2.1.


                 SECTION 2.2 Special Meetings. A special meeting of the stockholders for any purpose or purposes may be called at any time by the Board, or by any committee of the Board which has been duly designated by the Board and whose powers and authority, as expressly provided in a resolution of the Board, include the power to call such meetings, and such meeting shall be held on such date and at such place and hour as shall be designated in the notice thereof Upon written request of any stockholder or stockholders holding in the aggregate one-fifth of the voting power of all stockholders delivered in person or sent by registered mail to the Chairman of the Board, the Chief Executive Officer, the President or the Secretary of the Corporation, the Secretary shall call a special meeting of stockholders to be held at such time and place as the board my fix; provided, however, that no stockholder may request a Special Meeting pursuant to this Section 2.2 on more than two occasions during any twelve month period. Only such business as is specified in the notice of any special meeting of the stockholders shall come before such meeting.

                  SECTION 2.3 Notice of Meetings. Notice of each meeting of the stockholders shall be given not less than 10 nor more than 60 days before the date of the meeting to each stockholder of record entitled to notice of, or to vote at, such meeting by delivering a typewritten or printed notice thereof to such stockholder personally or by depositing such notice in the United States mail, postage prepaid, directed to such stockholder at such person's address as it appears on the stock record of the Corporation. Every such notice shall state the place, date and hour of the meeting and, in the case of a special meeting is called. Notice of the time, place and purpose of any meeting of stockholders may be waived in writing, either before or after such meeting, and will be waived by any stockholder by such person's attendance thereat, in person or by proxy (unless such stockholder protests, prior to or at the commencement of the meeting, the lack of proper notice to such stockholder). Any stockholder waiving notice of a meeting shall be bound by the proceedings of any such meeting in all respects as if due notice thereof had been given.

                  SECTION 2.4 Adjournments. Any meeting of stockholders, annual or special, may adjourn from time to time to reconvene at the same or some other place, and notice need not be given of any such adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting the Corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

                  SECTION 2.5 Quorum and Manner of Acting. The presence in person or by proxy of stockholders holding of record a majority of the shares of stock of the Corporation entitled to be voted shall constitute a quorum for the transaction of business at any meeting of the stockholders. In the absence of a quorum at any such meeting or any adjournment or adjournments thereof, a majority in voting interest of those present in person or by proxy and entitled to vote, or, in the absence therefrom of all the stockholders, any officer entitled to preside at, or to act as secretary of, such meeting, may adjourn such meeting from time to time in the manner provided in Section 2.4 until stockholders holding the amount of stock requisite for a quorum shall be present in person or by proxy. The absence from any meeting in person or by proxy of stockholders holding the number of shares of stock of the Corporation required for action upon any given matter which may properly come before the meeting if there shall be present there at, in person or by proxy of stockholders holding the number of shares of stock of the Corporation required for action upon any given matter shall be present there at, in person or by proxy, stockholders holding the number of shares of stock of the Corporation required in respect of such other matter. The stockholders present at a duly called or convened meeting, at which a quorum is present, may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

                  SECTION 2.6 Organization of Meetings. At each meeting of the stockholders, one of the following shall act as chairman of the meeting and preside there at, in the following order of precedence:

                  (a) the Chairman of the Board, or, if such person is not present or if no person holds such office, any officer or director of the Corporation designated by the Board; or

                  (b) any officer or director of the Corporation designated by a majority in voting interest of the stockholders present in person or by proxy and entitled to vote there at.

                  The person whom the chairman of the meeting shall appoint, shall act as secretary of the meeting and keep the minutes thereof.

                   2.7 Order of Business. The order of business at each meeting of the stockholders shall be determined by the chairman of the meeting, but such order of business may be changed by a majority in voting interest of those present in person or by proxy at such meeting and entitled to vote there at. The chairman of the meeting shall have the right and authority to prescribe such acts and things as are necessary or desirable for the proper conduct of the meeting, including, without limitation, the establishment of procedures for th maintenance of order and safety, limitations on the time allotted to questions or comments on the affairs of the Corporation, restrictions on entry to such meeting after the time prescribed for the commencement thereof, and the opening and closing of the voting polls.

                  The chairman of any meeting shall, if the facts warrant, determine and declare to such meeting that business was not properly brought before the annual meeting in accordance with the provisions of Sections 2.1 or
2.2 hereof and, if such person should so determine, such person shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.

                  SECTION 2.8 Voting. Each stockholder shall, at each meeting of the stockholders, be entitled to one vote in person or by proxy for each share of stock of the Corporation which has voting power on the matter in question held by such person and registered in such person's name on the stock record of the Corporation:

                  (a) on the date fixed pursuant to the provisions of Section
8.6 of Article VIII of these By-laws as the record date for the determination of stockholders who shall be entitled to receive notice of and to vote at such meeting; or

                  (b) if no record date shall have been so fixed, then at the close of business on the day next preceding the day on which notice of the meeting shall be given or, if notice of the meeting shall be waived, at the close of business on the day next preceding the day on which the meeting shall be held, or, if no record date for determining stockholders entitled to express consent to corporate action in writing without a meeting shall have been fixed, the day on which the first written consent is expressed.

                  Shares of its own stock belonging to the Corporation or to another corporation, if a majority of the shares entitled to vote in the election of directors of such other corporation is held, directly or indirectly, by the Corporation, shall neither be entitled to vote nor be counted for quorum purposes. Any vote of stock of the Corporation may be given at any meeting of the stockholders by the person entitled to vote the same in person or by proxy (who need not be a stockholder) appointed by an instrument in writing delivered to secretary of the meeting; provided, however, that no proxy shall be voted or acted upon after three years from its date unless such proxy provides for a longer period. The attendance at any meeting of a stockholder who may theretofore have given a proxy shall not have the effect of revoking the same unless such person shall in writing so notify the secretary of the meeting prior to voting of the proxy. Shares standing in the names of two or more persons shall be voted or represented in accordance with the determination of the majority of such persons, or, if only one of such persons is present in person or represented by proxy, such person shall have the right to vote such shares and such shares shall be deemed to be represented for the purpose of determining a quorum. At all meetings of stockholders for the election of directors a plurality of the votes cast shall be sufficient to elect. All other elections and questions shall, unless otherwise provided by law, the Certificate of Incorporation or these By-laws, be decided by the vote which could be cast by the holders of all shares of stock entitled to vote thereon which are present in person or represented by proxy at the meeting. Unless otherwise required by law or directed by the chairman of the meeting, the vote at any meeting of the stockholders on any question need not be by ballot. On a vote by ballot, each ballot shall be signed by the stockholder voting, or by such person's proxy if there be such proxy, and shall state the number of shares voted.

                  SECTION 2.9 Consent in Lieu of Meeting. Anything herein to the contrary notwithstanding, any action required to be taken at any annual or special meeting of stockholders of the Corporation, or any action which may be taken at any annual or special meeting of such stockholders, may be taken at any annual or special meeting of such stockholders or may be taken without a meeting, without prior notice and without a vote if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by stockholders who have not consented in writing and any certificate filed with respect to such matter shall state tha such written notice has been given.

                  SECTION 2.10 List of Stockholders. It shall be the duty of the officer of the Corporation who shall have charge of the stock ledger of record, either directly or through another officer of the Corporation or agent thereof, to prepare and make, at least 10 days before every meeting of the stockholders, a complete list of the stockholders entitled to vote there at, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours for a period of at least 10 days prior to the meeting, either at the place where the meeting is to be held or at such other place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting. Such list shall also be produced and kept at the time and place of the meeting during the whole time thereof and may be inspected by any stockholder who is present. The stock record shall be the only evidence as to who are the stockholders entitled to examine the stock record, such list or the books of the Corporation or to vote in person or by proxy at any meeting of the stockholders.

                  Section 2.11 Inspectors. Either the Board or, in the absence of a designation of inspectors by the Board, the chairman of the meeting may, in its or such person's discretion, appoint two or more inspectors, who need not be stockholders, who shall receive and take charge of ballots and proxies and decide all questions relating to the qualification of those asserting the right to vote and the validity of ballots and proxies. In the event of the failure or refusal to serve of any inspector designated by the Board, the chairman of the meeting shall appoint an inspector to act in place of each such inspector designated by the Board. In the absence of a designation of inspectors by the Board and the chairman of the meeting, the secretary of the meeting shall perform the duties which would otherwise have been performed by the inspectors.

ARTICLE III

Board of Directors


                  SECTION 3.1 General Powers. The property, business, affairs and policies of the Corporation shall be managed by or under the direction of the Board.

                  SECTION 3.2 Number and Term of Office. The Board shall consist of not less than three nor more than twenty-one directors. The exact number of directors shall be determined from time to time by a resolution or resolutions adopted by the affirmative vote of a majority of the total number of directors which the corporation would have if there were no vacancies (the "entire Board"). The directors shall be divided into three classes. Each class shall consist, as nearly as may be possible, of one-third of the total number of directors constituting the entire Board. If the classes of directors are not equal in number, the Board shall determine which class shall contain an unequal number of directors.

                  Upon, or as soon as practicable following, the filing of the Restated Certificate of Incorporation, the first class of directors shall be elected for a term to expire at the annual meeting next ensuing, the second class until the second annual meeting thereafter, and the third class until the third annual meeting thereafter. At each succeeding annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting shall be elected for a three-year term. If the number of directors is changed in accordance with the terms of the Certificate of Incorporation and this Section 3.2, any increase or decrease shall be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible and any additional director of any class elected to fill a vacancy resulting from an increase in such class shall hold office for a term that shall coincide with the remaining term of that class, but in no case will a decrease in the number of directors shorten the term of any incumbent director. A director shall hold office until the annual meeting for the year in which his or her term expires and until his or her successor shall be elected and shall qualify, subject, however, to the director's prior death, resignation, disqualification or removal from office.

                  SECTION 3.3 Nomination and Election of Directors. Nominations of persons for election to the Board may be made at any annual meeting of stockholders by or at the direction of the Board or by any stockholder of the Corporation entitled to vote for the election of directors at the meeting who was a stockholder of record at the time of giving of notice provided for in this
Section 3.3 and who complies with the notice procedures set forth in this
Section 3.3. Any such nomination by a stockholder shall be made pursuant to timely notice in writing to the Secretary of the Corporation. To be timely notice for an annual meeting, a stockholder's notice shall be delivered to and received by the Secretary of the Corporation not less than 60 days nor more than 90 days prior to the first anniversary of the preceding year's annual meeting; provided that, in the event that the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, notice by the stockholder to be timely must be so delivered and received not earlier than the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting and the 10th day following the day on which a public announcement of the date of such meeting is first made. Notwithstanding anything in the foregoing sentence to the contrary, in the event that the number of directors to be elected to the Board is increased and there is no public announcement naming all of the nominees for director or specifying the size of the increased Board made by the Corporation at least 70 days prior to the first anniversary of the preceding year's annual meeting, a stockholder's notice required by this Section
3.3 shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary of the Corporation at the principal executive office of the Corporation not later than the close of business on the 10th day following the day on which such public announcement is first made by the Corporation.

                  Nominations of persons for election to the Board may be made at a special meeting of stockholders at which directors are to be elected pursuant to the Corporation's notice of meeting (i) by or at the direction of the Board or (ii) by any stockholder of the Corporation who is a stockholder of record at the time of giving of notice provided for in this Section 3.3, who shall be entitled to vote at the meeting and who complies with the notice procedures set forth in this Section 3.3. In the event the Corporation calls a special meeting of stockholders for the purpose of electing one or more directors to the Board, any such stockholder may nominate a person or persons (as the case may be) for election to such position(s) as specified in the Corporation's notice of meeting, if the stockholder's notice shall be delivered to and received by the secretary of the Corporation at the principal executive offices of the Corporation not earlier than the 90th day prior to such special meeting and not later than the close of business on the later of the 60th day prior to such special meeting and the 10th day following the day on which a public announcement is first made of the date of the special meeting and of the nominees proposed by the Board to be elected at such meeting.

                  Any stockholder's notice delivered pursuant to this Section
3.3 shall set forth in writing (i) as to each person whom the stockholder proposes to nominate for election or re-election as a director (A) the name, age, business address and residence address of such person, (B) the principal occupation or employment of such person, (C) the number of shares of stock of the Corporation which are beneficially owned by such person, and (D) any other information relating to such person that is required to be disclosed in connection with the solicitation of proxies for election of directors, or as otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Exchange Act") (including, without limitation, such person's written consent to being named in proxy statement as a nominee and to serving as a director if elected), and any other applicable laws or rules or regulations of any governmental authority or of any national securities exchange or similar body overseeing any trading market on which shares of the Corporation are traded; and (ii) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is made (A) the name and address of such stockholder, as they appear on the Corporation's books, and of such beneficial owner and (B) the class and number of shares of the Corporation which are owned beneficially and of record by such stockholder and such beneficial owner.

                  At the request of the Board, any person nominated by the Board for election as a director shall furnish to the Secretary of the Corporation that information required to be set forth in a stockholder's notice of nomination which pertains to the nominee. No person shall be eligible for election as a director of the Corporation unless nominated in accordance with the procedures set forth in this Section 3.3. The chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the procedures prescribed by these By-Laws and in that event the defective nomination shall be disregarded. In addition to the provisions of this Section 3.3, a stockholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder, and any other applicable laws or rules or regulations of an governmental authority or any national securities exchange or similar body overseeing any trading market on which shares of the Corporation are traded, with respect to the matters set forth herein.

                  At each meeting of the stockholders for the election of directors, provided a quorum is present, the directors nominated in accordance with this Section 3.3 for election at such meeting shall be elected by a plurality of the votes validly cast in such election. Directors need not be stockholders of the Corporation or residents of the State of Delaware.

                  Section 3.4 Meetings. (a) Regular Meetings(a) Regular Meetings. Regular meetings of the Board or any committee thereof shall be held as the Board or such committee thereof shall from time to time determine. If any day fixed for a regular meeting shall be a legal holiday at the place where the meeting is to be held, then the meeting which would otherwise be held on that day shall be postponed until the next succeeding business day.

                  (b) Notice of Meetings(b) Notice of Meetings. Special meetings of the Board, at which any and all business may be transacted, shall be held whenever called by the Chief Executive Officer, the President, the Chairman of the Board or a majority of the Board.

                  (c) Notice of Meetings(c) Notice of Meetings. No notice of regular meetings of the Board or of any committee thereof or of any adjourned meeting thereof need be given. Notice shall be given to each special meeting of the Board or adjournment thereof, including the time and place thereof. Notice of each such meeting shall be mailed to each director, addressed to such person at such person's residence or usual place of business, at lease two days before the day on which such meeting is to be held, or shall be sent to such person at such place by facsimile, telegraph, cable, wireless or other form of recorded communication, or be delivered personally or by telephone not later than the day before the day on which such meeting is to be held, but notice need not be given to any director who shall attend meeting. A written waiver of notice, signed by the person entitled thereto, whether before or after the time of the meeting stated therein, shall be deemed equivalent to notice. The purposes of a meeting of the Board or any committee thereof need not be specified in the notice thereof.

                  (d) Time and Place of Meetings(d) Time and Place of Meetings. Regular meetings of the Board or any committee thereof shall be held at such time or times and place or places as the Board or such committee may from time to time determine. Each special meeting of the Board or any committee thereof shall be held at such time and place as the caller or callers thereof may determine. In the absence of such a determination, each regular meeting or special meeting of the Board or any committee thereof shall be held at such time and place as shall be designated in the notices or waivers of notice thereof.

                  (e) Quorum and Manner of Acting(e) Quorum and Manner of Acting. A majority of the directors then in office and a majority of the members of any committee shall be present in person at any meeting thereof in order to constitute a quorum for the transaction of business at such meeting and the vote of a majority of the directors present at any such meeting at which a quorum is present shall be necessary for the passage of any resolution or for an act to be the act of the Board or such committee. In the absence of a quorum, a majority of the directors present thereat may adjourn such meeting from time to time until a quorum shall be present there at. Notice of any adjourned meeting need not be given.

                  (f) Organization of Meetings(f) Organization of Meetings. At each meeting of the Board, the Chairman of the Board or, if such person is not present or if no person holds such office, any director chosen by a majority of the directors present there at shall act as chairman of the meeting and preside thereat. The person whom the chairman of the meeting shall appoint shall act as secretary of such meeting and keep the minutes thereof. The order of business at each meeting of the Board shall be determined by the chairman of such meeting.

                  (g) Consent in Lieu of Meetings(g) Consent in Lieu of Meetings. Anything herein to the contrary notwithstanding, any action required or permitted to be taken at any meeting of the Board or any committee thereof may be taken without a meeting if all members of the Board or such committee, as the case may be, consent thereto in a writing or writings and such writing or writings are filed with the minutes of the proceedings of the Board or such committee.

                  (h) Action by Communications Equipment(h) Action by Communications Equipment. The directors may participate in a meeting of the Board or any committee thereof by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other and such participation shall constitute presence in person at such meeting.

                  SECTION 3.5 Compensation. Each director who is not also a salaried employee of the Company or any of its affiliates, in consideration of he or she serving as such, shall be entitled to receive from the Corporation such amount per annum and such fees for attendance at meetings of the Board or of any committee, or both, as the Board shall from to time determine. The Board may provide that the Corporation shall reimburse each director or member of a committee, including any director who is a salaried employee of the Company or any of its affiliates, for any expenses incurred by such person on account of such person's attendance at any such meeting.

                  SECTION 3.6 Resignation, Removal and Vacancies. Any director may resign at any time by giving written notice of such person's resignation to the Board. Any such resignation shall take effect at the time specified therein or, if the time when it shall become effective shall not be specified therein, when accepted by the Board. Except as aforesaid, the acceptance of such resignation shall not be necessary to make it effective.

                  Any director may be removed at any time for cause by vote of the holders of a majority in voting interest of shares then entitled to vote at an election of directors; provided, however, that for as long as TNT Limited, or any affiliate of TNT Limited, owns a majority of such outstanding shares of capital stock, any director or the entire Board of Directors may be removed in the manner described above with or without cause. The vacancy in the Board caused by any such removal may be filled by the stockholders at such meeting or as provided in the next paragraph of these By-laws.

                  In the case of any vacancy on the Board or in the case of any newly created directorship, a director to fill the vacancy or the newly created directorship for the unexpired portion of the term being filled may be elected by a majority of the directors of the Corporation then in office, though less than a quorum, or by a sole remaining director. The director elected to fill such vacancy shall hold office for the unexpired term in respect of which such vacancy occurred and until such person's successor shall be elected and shall qualify or until such person's earlier death or resignation or removal in the manner herein provided.


ARTICLE IV

Committees


                  SECTION 4.1 Number, Appointment, Term of Office. etc. The Board, by resolution or resolutions passed by a majority of the Board, may designate one or more committees, each committee to consist of one or more directors then in office. Each member of any such committee shall continue as such only so long as such person remains a director and may be removed at any time, with or without cause, by a majority of the Board. Any vacancy on any committee may be filled at any time by the vote of a majority of the Board.

                  In the absence or in case of the disqualification of a member or members of any such committee, the member or members of such committee present and not disqualified from voting at a meeting of such committee, whether or not such person or they constitute a quorum, may unanimously appoint another member of the Board to act at such meeting in place of any absent or disqualified member.

                  SECTION 4.2 Functions and Powers. Each committee shall have such functions and powers as the Board shall deem advisable and, subject to any limitations or restrictions which may be prescribed by resolution of the Board, if an Executive Committee is designated, it shall have and may exercise all the powers and authority of the Board in the management of the property, business, affairs and policies of the Corporation, including the power and authority to declare dividends and to authorize the issuance of stock of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it; provided, however, that no committee shall have the power of authority to: approve amendments to the Certificate of Incorporation of the Corporation (except that a committee may, to the extent authorized in the resolution or resolutions providing for the issuance of shares of stock adopted by the board as provided in Section 151(a) of the Delaware General Corporation Law, fix the designations and any of the preferences or rights of such shares or fix the number of shares of any series of stock or authorize the increase or decrease of the shares of any series); adopt agreements of merger or consolidation; recommend to the stockholders the sale, lease or exchange of all or substantially all the property and assets of the Corporation; recommend to the stockholders the dissolution of the Corporation or the revocation of such a dissolution; or amend these By-laws.

                  SECTION 4.3 Rules. Subject to the provisions of these By-laws, each committee by resolution adopted by a majority of all the members thereof shall fix its rules of procedure.

ARTICLE V

Officers

                 SECTION 5.1 Election and Appointment and Term of Office. The Corporation shall have such officers with such titles as shall be stated in a resolution of the Board, and with such duties as shall be given them as hereinafter provided or as may otherwise be specifically given them by the Board, but such officers shall include at least (a) a Chairman of the Board or one or more Vice-Chairmen of the Board or a Chief Executive Officer or a President, or any or all the foregoing, and (b) a Secretary or one or more Assistant Secretaries or a Treasurer or one or more Assistant Treasurers, or any or all of the foregoing. One of such officers shall have the duty to record the proceedings of the meetings of stockholders and directors in a book to be kept for that purpose. Any number of offices may be held by the same person except that at least one person who holds an office referred to in clause (a) of the second preceding sentence shall not be the same as at least one person who holds any office referred to in clause (b) of the second preceding sentence.

                  SECTION 5.2 Resignation, Removal and Vacancies. Any officer may resign at any time by giving written notice of such person's resignation to the Board. Any such resignation shall take effect at the time specified therein or, if the time when it shall become effective shall not be specified therein when accepted by the Board. Except as aforesaid, the acceptance of such resignation shall not be necessary to make it effective.

                  Any officer, agent or employee elected or appointed by the Board may be removed, with or without cause, at any time by the Board. Any agent or employee appointed by an officer may be removed, with or without cause, at any time by such officer.

                  A vacancy in any office may be filled for the unexpired portion of the term in the same manner as provided in these By-laws for election or appointment to such office.

                  SECTION 5.3 Duties and Functions. If any of the following offices is created and a person appointed or elected thereto, and unless the Board otherwise provides, such offices and persons shall have the following duties and functions:

                  (a) Chairman(a) Chairman. If a Chairman of the Board is appointed or elected, such person shall be a member of the Board, shall preside at meetings of the Board and of the stockholders at which such person shall be present, shall perform such duties as are incident to the office of the Chairman of the Board, and shall perform such other duties as may from time to time be prescribed by the Board.

                  (b) Vice-Chairman(b) Vice-Chairman. If any Vice-Chairman or Vice-Chairmen of the Board are appointed or elected, they shall be members of the Board, shall perform such duties as are incident to the office of the Vice-Chairman of the Board, and shall perform such other duties as may from time to time be prescribed by the Board.

                  (c) Chairman of the Executive Committee(c) Chairman of the Executive Committee. If a Chairman of the Executive Committee is appointed or elected, such person shall be a member of the Board, shall preside at meetings of the Executive Committee, shall when requested consult with and advise the other officers of the Corporation, and shall perform such other duties as may be agreed upon with them or as the Board or the Executive Committee may from time to time determine.

                  (d) Chief Executive Officer(d) Chief Executive Officer. If a Chief Executive Officer is appointed or elected, such person shall, subject to the control of the Board, have general charge and management of the property, business and affairs of the Corporation and shall have the direction of, and may assign duties to, all other officers (other than the Chairman and any Vice-Chairman, if either or both is appointed or elected), agents and employees.

                  (e) President(e) President. If a President is appointed or elected, such person shall have such powers and duties as shall be prescribed by the Chief Executive Officer, if one is appointed or elected, or the Board. The President shall report to the Chief Executive Officer.

                  (f) Chief Operating Officer(f) Chief Operating Officer. If any Chief Operating Officer is appointed or elected, such person shall have such powers and duties as shall be prescribed by the Chief Executive Officer or the President, if either or both is appointed or elected, or the Board.

                  (g) Chief Financial Officer(g) Chief Financial Officer. If any Chief Financial Officer is appointed or elected, such person shall perform all the powers and duties of the offices of the chief financial officer and chief accounting officer and in general shall have overall supervision of the financial operations of the Corporation. The Chief Financial Officer shall also perform such other duties as the Chief Executive Officer, the President or the Board may from time to time determine.

                  (h) Vice Presidents(h) Vice Presidents. If any Vice President or Vice Presidents are appointed or elected, they shall have such powers and duties as shall be prescribed by the Chief Executive Officer or the President, if either or both is appointed or elected, or the Board. Vice Presidents for this purpose shall include Senior, Executive, Assistant and all other categories or types of Vice Presidents.

                  (i) Secretary(i) Secretary. If a Secretary is appointed or elected, such person shall attend and keep the records of all meetings of the stockholders and the Board in one or more books kept for that purpose, shall give or cause to be given due notice of all meetings in accordance with these By-laws and as required by law, shall notify the several officers of the Corporation of all action taken by the Board concerning matters relating to their duties, shall transmit to the proper officers copies of all contracts and resolutions approved by the Board or any committees of the Board, shall be custodian of the seal of the Corporation and of all contracts, deeds, documents and other corporate papers, records (except accounting records) and indicia of title to properties owned by the Corporation as shall not be committed to the custody of another officer by the Chief Executive Officer or the President, if either or both is appointed or elected, or the Board, shall affix or cause to be affixed the seal of the Corporation to instruments requiring the same when the same have been signed on behalf of the corporation by a duly authorized officer, shall perform all duties and have all powers incident to the office of Secretary, and shall perform such other duties as shall be assigned to such person by the Chief Executive Officer or the President, if either or both is appointed or elected, or the Board. One or more Assistant Secretaries may be appointed or elected, who shall perform all the duties and have all the powers of the Secretary in the absence of or in case of a failure to appoint or elect or when so delegated by the Secretary, and as the Chief Executive Officer or the President, if either or both is appointed or elected, or the Board may direct.

                  (j) Treasurer(j) Treasurer. If a Treasurer is appointed or elected, such person shall perform the duties incident to the office of Treasurer and such other duties as shall be assigned to such person by the Chief Executive Officer or the President, if either or both is appointed or elected, or the Board. One or more Assistant Treasurers may be appointed or elected who shall perform all the duties and have all the powers of the Treasurer in the absence of, or in the case of a failure to appoint or elect, or when so delegated by the Treasurer, and as the Chief Executive Officer or the President, if either or both is appointed or elected, or the Board may direct.

                  (k) Controller(k) Controller.If a Controller is appointed or elected, such person shall perform all the duties incident to the office of Controller and such other duties as may be assigned to such person by the Chief Executive Officer or the President, if either or both is appointed or elected., or the Board. One or more Assistant Controllers may be appointed or elected who shall perform all the duties and have all the powers of the Controller in the absence of, or in the case of a failure to appoint or elect, or when so delegated by, the Controller, and as the Chief Executive Officer or the President, if either of both is appointed or elected, or the Board may direct.

ARTICLE VI

Waiver of Notices; Place of Meetings

                  SECTION 6.1 Waiver of Notices. Anything herein to the contrary notwithstanding, whenever notice is required to be given to any director or member of a committee or stockholder, a waiver thereof in writing, signed by the person entitled to such notice shall be deemed equivalent to notice, whether given before or after the time specified therein and, in the case of a waiver of notice of a meeting, whether or not such waiver specifies the purpose of or business to be transacted at such meeting. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except where the person attends the meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened, and does so object.

                  SECTION 6.2 Place of Meetings. Any meeting of the stockholders, the Board or any committee may be held within or without the State of Delaware.



ARTICLE VII

Execution and Delivery of Documents; Deposits; Proxies; Books and Records


                  SECTION 7.1 Execution and Delivery of Documents; Delegation. The Board shall designate the officers, employees and agents of the Corporation who shall have power to execute and deliver deeds, contracts, mortgages, bonds, debentures, checks, drafts and other orders for the payment of money and other documents for and in the name of the Corporation and may authorize such officers, employees and agents to delegate such power (including authority to redelegate) by written instrument to other officers, employees or agents of the Corporation. Such delegation may be by resolution or otherwise and the authority granted shall be general or confined to specific matters, all as the Board may determine. In the absence of such designation referred to in the first sentence of such designation referred to in the first sentence of this Section, the officers of the Corporation shall have such power so referred to, to the extent incident to the normal performance of their duties.

                  SECTION 7.2 Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation or otherwise as the Board or any officer of the Corporation to whom power in that respect shall have been delegated by the Board shall select.

                  SECTION 7.3 Proxies in Respect of Stock or Other Securities of Other Corporations. Unless otherwise provided by the Board, any officer of the Corporation shall have the authority from time to time to appoint an agent or agents of the Corporation to exercise in the name and on behalf of the Corporation the powers and rights which the Corporation may have as the holder of stock or other securities in any other corporation, to vote or consent in respect of such stock or securities and to execute or cause to be executed in the name and on behalf of the Corporation and under its corporate seal or otherwise, such written proxies, powers of attorney or other instruments as such person may deem necessary or proper in order that the Corporation may exercise such powers and rights. Such officer may instruct any person or persons appointed as aforesaid as to the manner of exercising such powers and rights.

                  SECTION 7.4 Books and Records. The books and records of the Corporation may be kept at such places within or without the State of Delaware as the proper officers of the Corporation may from time to time determine.

ARTICLE VIII

Certificates; Stock Record; Transfer and Registration; New Certificates; Record Date, etc.

                  SECTION 8.1 Certificates for Stock. Every holder of stock of the Corporation shall be entitled to have a certificate certifying the number of shares owned by such person in the Corporation and designating the class of stock to which such shares belong, which shall otherwise be in such form as the Board shall prescribe. Each such certificate shall be signed by, or in the name of the Corporation by, the Chairman, a Vice-Chairman, the Chief Executive Officer, the President or a Vice President of the Corporation and by the Treasurer, an Assistant Treasurer, the Secretary or an Assistant Secretary of the Corporation. Any of or all such signatures may be facsimiles. In case any authorized officer who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer or authorized agent before such certificate is issued, it may nevertheless be issued by the Corporation with the same effect as if such person were such officer or authorized agent on the date of issue. Every certificate surrendered to the Corporation for exchange or transfer shall be canceled and a new certificate or certificates shall not be issued in exchange for any existing certificate until such existing certificate shall have been so canceled, except in cases provided for in Section 8.4 of this Article.

                  SECTION 8.2 Stock Record. A stock record in one or more counterparts shall be kept of the name of the person, firm or corporation owning the stock represented by each certificate for stock of the Corporation issued, the number of shares represented by each such certificate, the date of issue thereof and, in the case of cancellation, the date of cancellation. The person in whose name shares of stock stand on the stock record of the Corporation shall be deemed the owner thereof for all purposes as regards the Corporation.

                  SECTION 8.3 Transfer and Registration of Stock.(a) Transfer(a) Transfer. The transfer of stock and certificates of stock which represent the stock of the corporation shall be governed by Article 8 of Subtitle I of Title
6 of the Delaware Code.

                  (b) Registration(b) Registration. Registration of transfers of shares of the Corporation shall be made only on the books of the Corporation by the registered holder thereof, or by such person's attorney thereunto authorized by power of attorney duly executed and filed with an officer of the Corporation, and on the surrender of the certificate or certificates for such shares properly endorsed or accompanied by a stock power duly executed.

                  SECTION 8.4  New Certificates.     (a)  Lost, Stolen or
Destroyed Certificates(a)  Lost, Stolen or Destroyed Certificates.   Where a
stock certificate has been lost, apparently destroyed or wrongfully taken, the issuance of a new stock certificate or the claims based on such certificate shall be governed by Article 8 of Subtitle I of Title 6 of the Delaware Code.

                  (b) Mutilated Certificates(b) Mutilated Certificates. Where the holder of any certificate for stock of the Corporation notifies the Corporation of the mutilation of such certificate within a reasonable time after such person has notice of it, the Corporation will issue a new certificate for stock in exchange for such mutilated certificate theretofore issued by it.

                  (c) Bond(c) Bond. The Board may, in its discretion, require the owner of the lost, stolen, destroyed or mutilated certificate to give the Corporation a bond in such sum, limited or unlimited, in such form and with such surety or sureties sufficed to indemnify the Corporation against any claim that may be made against it on account of the loss, theft, destruction or mutilation of any such certificate or the issuance of any such new certificate.

                  SECTION 8.5 Regulations. The Board may make such rules and regulations as it may deem expedient, concerning the issue, transfer and registration of certificates for stock of the Corporation.

                  SECTION 8.6 Fixing Date for Determination of Stockholders of Record. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board may fix, in advance, a record date, which shall not be more than 60 nor less than 10 days before the date of such meeting, nor more than 60 days prior to any other action. If no record date is fixed: (1) the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held; (2) the record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the Board is necessary, shall be the day on which the first written consent is expressed;
(3) the record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board adopts the resolution relating thereto. A determination of stockholders entitled to notice of or to vote at a meeting of the stockholders shall apply to any adjournment of the meeting; provided, however, that the Board may fix a new record date for the adjourned meeting.



ARTICLE IX

Seal

                  SECTION 9.1 Seal. The Corporate seal shall consist of a die bearing the full name of the Corporation in the outer circle and the legend "Corporate Seal 1991 Delaware" in the inner circle. This seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

ARTICLE X

Fiscal Year

                  SECTION 10.1 Fiscal Year. The fiscal year of the Corporation shall end on the Saturday closest to December 31 in each year, or such other date as the Board determines.



ARTICLE XI

Amendments

                  SECTION 11.1 Amendments.These By-laws may be amended, altered or repealed by the vote of a majority of the Board, subject to the power of the holders of a majority of the outstanding stock of the Corporation entitled to vote in respect thereof, by their vote given at an annual meeting or at any special meeting, to amend, alter or repeal any By-law made by the Board.

ARTICLE XII

Subject to Law

                  SECTION 12.1 Subject to Law. All provisions of these By-Laws are subject to requirements of applicable law and the Certificate of Incorporation of the Corporation.

ARTICLE XIII

Indemnification

                  SECTION 13.1 Power to Indemnify in Actions, Suits or Proceedings Other Than Those by or in the Right of the Corporation. Subject to
Section 13.3 of this Article XIII, the Corporation shall indemnify and hold harmless, to the fullest extent permitted by applicable law, any person who is or was a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that such person is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe such person's conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which such person reasonably believed to be in or not opposed to the best interests of the Corporation, or with respect to any criminal action or proceeding, that such person had reasonable cause to believe that such person's conduct was unlawful.

                  SECTION 13.2 Power to Indemnify in Action s, Suits or Proceedings by or in the Right of the Corporation. Subject to Section 13.3 of this Article XIII, the Corporation shall indemnify and hold harmless, to the fullest extent permitted by applicable law, any person who is or was a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to produce a judgment in its favor by reason of the fact that he is or was a director or officer of the Corporation, or is or was a director or officer of the Corporation serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation; except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability, in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

                  SECTION 13.3 Authorization of Indemnification. Any indemnification under this Article XIII (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in Section 13.1 or Section 13.2 of this
Article XIII, as the case may be. Such determination shall be made (i) by the Board by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (ii) by a committee of such directors designated by a majority vote of such directors even though less than a quorum, or (iii) if such a quorum is not obtainable, or, even if it is obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (iv) by the stockholders. To the extent, however, that a director, officer, employee or agent of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding described above, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith, without the necessity of authorization in the specific case.

                  SECTION 13.4 Good Faith Defined. For purposes of any determination under Section 13.3 of this Article XIII, a person shall be deemed to have acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the Corporation, or, with respect to any criminal action or proceeding, to have had no reasonable cause to believe such person's conduct was unlawful, if such person's action is based on the records or books of account of the Corporation or another enterprise, or on information supplied to such person by the officers of the Corporation or another enterprise in the course of their duties, or on the advice of legal counsel for the Corporation or another enterprise or on information or records given or reports made to the Corporation or another enterprise by an independent certified public accountant or by an appraiser or the expert selected with reasonable care by the Corporation or another enterprise. The term "another enterprise" as used in this Section 13.4 shall mean any other corporation or any partnership, joint venture, trust, employee benefit plan or other enterprise of which such person is or was serving at the request of the Corporation as a director, officer, employee or agent. The provisions of this Section 13.4 shall not be deemed to be exclusive or to limit in any way the circumstances in which a person may be deemed to have met the applicable standard of conduct set forth in Sections 13.1 or 13.2 of this
Article XIII, as the case may be.


                  SECTION 13.5 Indemnification by a Court. Notwithstanding any contrary determination in the specific case under Section 13.3 of this
Article XIII, and notwithstanding the absence of any determination thereunder, any director, officer, employee or agent may apply to any court of competent jurisdiction in the State of Delaware for indemnification to the extent otherwise permissible under Sections 13.1 and
13.2 of this Article XIII. The basis of such indemnification by a court shall be a determination by such court that indemnification of the director, officer, employee or agent is proper in the circumstances because such person has met the applicable standards of conduct set forth in Sections 13.1 or 13.2 of this
Article XIII, as the case may be. Neither a contrary determination in the specific case under Section 13.3 of this Article XIII nor the absence of any determination thereunder shall be a defense to such application or create a presumption that the director, officer, employee or agent seeking indemnification has not met any applicable standard of conduct. Notice of any application for indemnification pursuant to this Section 13.5 shall be given to the Corporation promptly upon the filing of such application. If successful, in whole or in part, the director, officer, employee or agent seeking indemnification shall also be entitled to be paid the expenses of prosecuting such application.

                  SECTION 13.6 Expenses Payable in Advance. Expenses incurred by a director or officer in defending or investigating a threatened or pending action, suit or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such director, officer, employee or agent to repay such amount if it shall ultimately be determined that such person is not entitled to be indemnified by the Corporation as authorized in this Article XIII.

                  SECTION 13.7 Nonexclusivity of Indemnification and Advancement of Expenses. The indemnification and advancement of expenses provided by or granted pursuant to this Article XIII shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any By-Law, agreement, contract, vote of stockholders or disinterested directors or pursuant to the direction (howsoever embodied) of any court of competent jurisdiction or otherwise, both as to action in their official capacity and as to action in another capacity while holding such office, it being the policy of the Corporation that indemnification of the persons specified in Sections 13.1 and 13.2 of this
Article XIII shall be made to the fullest extent permitted by law. The provisions of this Article XIII shall not be deemed to preclude the indemnification of any person who is not specified in Section 13.1 or 13.2 of this Article XIII but whom the Corporation has the power or obligation to indemnify under the provisions of the Delaware General Corporation Law, or otherwise.

                  SECTION 13.8 Insurance. The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise against any liability asserted against such person and incurred by such person in any such capacity, or arising out of such person's status as such, whether or not the Corporation would have the power or the obligation to indemnify such person against such liability under the Delaware General Corporation Law or the provisions of this Article XIII.

                  SECTION 13.9 Certain Definitions. For purposes of this Article XIII references to "the Corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, shall stand in the same position under the provisions of this
Article XIII with respect to the resulting or surviving corporation as such person would have with respect to such constituent corporation if its separate existence had continued. For purposes of this Article XIII, references to "fines" shall include any excise taxes assessed on a person with respect to an employee benefit plan; and references to "serving at the request of the Corporation" shall include any service as a director, officer, employee or agent of the Corporation which imposes duties on, or involved services by, such director, officer, employee or agent with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner such person reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Corporation" as referred to in this Article XIII.

        SECTION 13.10 Survival of Indemnification and Advancement of Expenses. The indemnification and advancement of expenses provided by, or granted pursuant to, this Article XIII shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

          SECTION 13.11 Limitation on Indemnification. Notwithstanding anything contained in this Article XIII to the contrary, except for proceedings to enforce rights to indemnification (which shall be governed by Section 13.5 hereof), the Corporation shall not be obligated to indemnify any director, officer, employee or agent in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) wa authorized or consented to by the Board.

                                   PAGE 30
ARTICLE XIV

Interested Directors

                  SECTION 14.1 Interested Directors; Quorum. No contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association, or other organization in which one or more of its directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board or committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose, if: (1) the material facts as to such person's relationship or interest and as to the contract or transaction are disclosed or are known to the Board or the committee, and the Board or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or (2) the material facts as to such person's relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or (3) the contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified, by the Board, a committee thereof, or the stockholders. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board or of a committee which authorizes the contract or transaction.

EXHIBIT 10(l)

USFREIGHTWAYS CORPORATION

EMPLOYMENT AGREEMENT


         This Employment Agreement dated December 12, 1997, (the "Agreement"), made by and between USFreightways Corporation, a Delaware corporation with its principal place of business in Rosemont, Illinois (the "Company"), and Robert V. Fasso, hereinafter called "Employee".

W I T N E S S E T H:

Section 1

Employment Duties of Employee

         The Company hereby hires Employee to serve the Company as President-Regional Carrier Group. Employee does hereby accept such employment and agrees to perform the duties required of him in such capacity faithfully, industriously and to the best of his ability as such duties pertaining to such capacity are from time to time established by the Board of Directors of the Company; provided, however, that such duties shall specifically provide for Employee to be the President-Regional Carrier Group of the Company.

Section 2

Place of Employment

         Employee shall perform the duties required of him at his current location in Phoenix, Arizona until it is solely determined by the Chief Executive Officer of the Company that the Employee should relocate to the principal place of business of the Company in Rosemont, Illinois or other such places within the United States of America to which the principal place of business of the Company may be relocated on a permanent basis, subject, however, to the hereinafter stated provisions relating to reimbursed expenses.

Section 3

Time to be Devoted to Company Business

         Employee shall give his best endeavors to the discharge of his duties hereunder with undivided loyalty, devoting substantially all of his business time, attention, knowledge, energy and skills to such employment. Employee shall not permit his employment or association by any other person, firm or corporation, other than the Company, to interfere with the performance of his duties to the Company.

Section 4

Base Compensation of Employee

         As base compensation for the services to be performed by Employee as herein provided, the Company agrees to pay Employee an annual salary of $235,000.00, payable in accordance with the payment practices of the Company, but not less than one pro-rated payment monthly. Employee's base compensation may be increased but may not be decreased, by merit raises in an amount to be determined annually by the Board of Directors of the Company, and to be based upon an annual review of Employee's performance by the Chief Executive Officer of the Company.

Section 5

Performance Bonus

         As additional compensation to Employee for the services to be performed by Employee as herein provided, Employee shall be eligible to participate in the annual discretionary bonus plan as set forth on Appendix A, attached hereto and incorporated herein. Employee shall not be guaranteed any discretionary annual bonus for any year or partial year of this Agreement, and Employee must be in the regular employment of the Company on the last day of the fiscal year to qualify for any such bonus.


Section 6

Term of Agreement

         (i) The Term of this Agreement shall commence on January 1, 1998 (the Commencement Date). The Term of this Agreement shall terminate on the third anniversary of the Commencement Date unless sooner terminated in accordance with
Section 6(ii) or Section 7 of this Agreement or extended pursuant to the following sentence. It is agreed that: on the anniversary of the Commencement Date in any year commencing with the second anniversary of the Commencement Date, the Term of this Agreement shall be extended by one year beyond the termination date of the Term of this Agreement then in effect.

         (ii) Employee may be terminated "at will" without any cause upon two
(2) years' notice given at any time after the first anniversary of the Commencement Date. If notice is given, no automatic extension will be granted, but in no event will Employee receive less than two (2) years' notice for termination at will from the date such notice is given. At the Company's option, Employee may be terminated immediately at any time after the first anniversary of the Commencement Date upon payment of two years' salary at the then current level from the date Employee ceases employment. The removal of Employee as President-Regional Carrier Group of the Company, or a material adverse change in his responsibilities, shall constitute a termination "at will" for purposes of this Agreement (it being understood that any such termination could be with or without cause).

         (iii) If Employee would, except for this Section, be subject to a tax pursuant to Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any successor provision that may be in effect, as a result of "parachute payments" (as that term is defined in Section 280G(b) (2) (A) and (d)
(3) of the Code) made pursuant to this Agreement, or a deduction would not be allowed to the Company for all or any part of such payments by reason of Section 280 (G) (a) of the Code, or any successor provision that may be in effect, such payments shall be reduced, eliminated, or postponed in such amounts as are required to reduce the aggregate "present value" (as that term is defined in Section 280G (d) (4) of the Code) of such payments to one dollar less than an amount equal to three times Employee's "base amount" (as that term is defined in Section 280G (b) (3) (a) and (d) (1) and (2) of the Code). To achieve such required reduction in aggregate present value, Employee shall determine what item(s) constituting the parachute payments shall be reduced, eliminated, or postponed, the amount of each such reduction, elimination, or postponement, and the period of each such postponement. To enable Employee to make such determination, the Company shall be required to provide Employee with such information as is reasonably necessary for such determination.

         Prior to the making of any payment under the preceding paragraph of this Section, either party may request a determination as to whether such payment would constitute a "parachute payment," and, if so, the amount by which the payment must be reduced in accordance with this Section. If such a determination is requested, it shall be made promptly, at the Company's expense, by tax counsel selected by the Company and approved by Employee (which approval shall not unreasonably be withheld), and such determination shall be conclusive and binding on the parties. The Company shall provide such information as such counsel may reasonably request, and such counsel may engage accountants or other experts at the Company's expense to the extent that it deems it necessary to reach a determination.

Section 7

Termination of Employment

         Except as provided in Section 6 above, this Agreement may be terminated by the Company only (i) upon the mutual written consent of both parties, or (ii) retirement of the Employee in accordance with the policies of the Company, or
(iii) in the event of the death of the Employee, or (iv) if the Employee is unable to perform his duties due to "illness, or other physical or mental disability", as herein defined, or (v) for "good cause" as herein defined. In the event of termination of this Agreement for any of the reasons provided for in this Section 7, all compensation provided to be paid to the Employee shall be pro-rated to the date of termination in full satisfaction of all compensation arrangements.

         For purposes of this Agreement, "illness, or other physical or mental disability" shall be defined as Employee's inability to perform his duties hereunder for an aggregate period of six (6) months during any twelve (12) month period or an aggregate period of nine (9) months in any period of twenty-four
(24) months as determined by the Board of Directors of the Company after consultation with an independent licensed physician approved by the Company and the Employee.

         For purposes of this Agreement, "good cause" shall be defined as (i) Employee's commission of a felony criminal offense or other crime involving moral turpitude, or (ii) Employee's grossly negligent, reckless or willful failure to carry out the duties of his employment as set forth in Sections 1, 2 and 3 above, or (iii) Employee's misappropriation or embezzlement of Company assets or usurpation to his own benefit, directly or indirectly, of a material Company corporate opportunity.


Section 8

Vacation, Insurance and Benefits

         Employee shall be entitled and the Company shall provide to Employee the following:

                  (i) Vacations, holidays and sick leave consistent with Company policy existing from time to time during the term of this Agreement;

                  (ii) Qualified and non-qualified employment plans, such as the 401(K) Plan, hospitalization and major medical benefits, disability benefits, and life insurance benefits, and life insurance benefits coverage consistent with Company policy existing from time to time during the term of this Agreement.

                  (iii) Social club memberships when such membership is of benefit to the Company and has been approved by the Chief Executive Officer of the Company;

                  (iv) Company car benefits customary and in accordance with Company policy for a position such as the Employee's;

                  (v) Any other benefits which may be added by the Company, from time to time, for the Employee, including but not limited to the grant of stock options and other similar programs.


Section 9

Reimbursed Expenses

         The Company shall reimburse Employee for ordinary and necessary expenses incurred by Employee in the pursuit and discharge of Company business. Employee shall maintain records and accounts of such expenses on a current basis and permit the examination thereof by the Company's auditors or accounting personnel and shall deliver to the Company such records and receipts as are required by the Internal Revenue Service in the filing of the Company's tax returns.

Section 10

Indemnification

         The Company shall indemnify and hold Employee harmless from and against any and all claims, demands, suits, expenses (including attorneys' fees), judgments, fines, amounts paid in settlement of claims of any kind, and all other liabilities of any kind which arise by reason of the fact that Employee is or was an officer, director, employee or agent of the Company, or is or was serving on behalf of the Company as a director, officer, employee or agent of any other corporation, partnership, joint venture, trust or other enterprise, during any period of time from and after January 1, 1998. Such indemnification by the Company shall extend to the full extent permitted by law so long as Employee acted in good faith. Such indemnification shall not extend to acts of Employee which constitute bad faith or a willful breach of trust in the performance of his duties hereunder or acts of the Employee which are criminally illegal or which are committed in reckless disregard of the rights of others. The indemnification provided herein is in addition to and not in substitution for, any indemnification provided Employee by any other document executed by the Company or any other person or entity.

Section 11

Working Facilities

         During the term of this Agreement, the Employee shall maintain his current office in Phoenix Arizona. When the Employee relocates to the Company's principal place of business, the Company shall maintain an office mutually agreeable to Employee and the Company at the Company's principal business location currently in Rosemont, Illinois. Further, when the Employee relocates to Rosemont, Illinois, the Company shall furnish Employee secretarial, professional and other services and facilities suitable to his position as an executive officer of the Company and adequate for the performance of his duties as such.

Section 12

Deduction and Withholding

         Employee agrees that the Company and/or its subsidiaries or affiliates shall withhold from any and all payments required to be made to Employee pursuant to this Agreement all federal, state, local and/or other taxes which are required to be withheld in accordance with applicable statutes and/or regulations from time to time in effect.

Section 13

Notices

         All notices, requests, demands and other communications provided for by this Agreement shall be in writing and shall be deemed to have been given when mailed at any general or branch office of the United States Postal Service enclosed in a certified postage paid envelope and addressed to the address of the respective parties stated below or to such changed address as the party may have fixed by notice:

To the Company:
                                    USFreightways Corporation
                                    c/o J. C. Carruth
                                    9700 Higgins Road, Suite 570
                                    Rosemont, IL  60018


To the Employee:

                                    Mr. Robert V. Fasso
                                    13431 E. Wethersfield Road
                                    Scottsdale, AZ  85259

Section 14

General Provisions

         This Agreement constitutes the entire agreement between the Company and the Employee with respect to the Employee's employment by the Company. No prior written or prior contemporaneous oral promises or representations shall be binding. This Agreement shall not be amended or changed except by written instrument signed by both parties; however, nothing herein shall prohibit or prevent the Company from establishing rules and regulations as above provided.

         This Agreement supersedes all prior employment agreements, if any, between the Company and the Employee.

         At any time herein the Employee is referred to, such term shall also mean Employee's heirs, devises, executors and administrators as the case may be.

         This Agreement and any and all rights hereunder shall not be assignable by the Company or Employee.

         This Agreement is executed and delivered in, and shall be construed and enforced in accordance with the laws of the State of Illinois

EXECUTED in multiple counterparts this 12th day of  December, 1997



USFREIGHTWAYS CORPORATION           EMPLOYEE


By:  /s/ J. C. Carruth                               /s/ Robert V. Fasso
         _____________                                   _______________
         J. C. Carruth                                   Robert V. Fasso
Title:  Chief Executive Officer

APPENDIX A

CONSOLIDATED OPERATING RATIO
REGIONAL CARRIER GROUP



The Employee's bonus shall be calculated based on the combined operating ratios of all LTL companies in the USFreightways Group based on total operating revenue and total operating income as follows:


         Operating Ratio                                  Bonus as a % of
                                                             Base Salary


         Above 96                                                0
         At and below 96                                        16
         At and below 95                                        32
         At and below 94                                        48
         At and below 93                                        72
         At and below 92                                       100

For operating ratios between the above stated ratios, the bonus percentage will be increased to reflect the spread between each ratio indicated for every point reduction in the operating ratio. For example, a 92.7 operating ratio would pay a 80.4% bonus. A 94.5 operating ratio would pay a 40% bonus.

Employee shall not be guaranteed the above bonus for any year or partial year of this Agreement, and Employee must be in the regular employment of the Company on the last day of the fiscal year to qualify for this bonus.

Signed this 12th day of  December, 1997

USFREIGHTWAYS CORPORATION           EMPLOYEE

By:  /s/ J. C. Carruth                               /s/ Robert V. Fasso
         _____________                                   _______________
           J. C. Carruth                                   Robert V. Fasso
Title:  Chief Executive Officer

EXHIBIT 10(m)

USFREIGHTWAYS CORPORATION




                 THIS CREDIT AGREEMENT, dated as of November 26, 1997 (this "Agreement"), is by and among USFreightways Corporation, a Delaware corporation (the "Company"), the Banks set forth on the signature pages hereof (collectively, the "Banks" and individually, a "Bank") and NBD Bank, a Michigan banking corporation, as agent for the Banks (in such capacity, the "Agent").


                             INTRODUCTION


                 The Company desires to obtain a revolving credit facility, including letters of credit, in the aggregate principal amount of $200,000,000 in order to provide funds and other financial accommodations for dividend payments, working capital, equipment financing and its other corporate purposes, including acquisitions, and the Banks are willing to establish such a credit facility in favor of the Company on the terms and conditions herein set forth.


                 In consideration of the premises and of the mutual agreements herein contained, the parties hereto agree as follows:


                                ARTICLE I

                                                      DEFINITIONS

1.1 Certain Definitions. As used herein the following terms shall have the following respective meanings:

                 "Adjusted Cash Flow" of any person shall mean, for any period the net income before deduction for Interest Charges and for income taxes and other taxes of such person determined by reference to income or profits of such person for such period plus, to the extent deducted in computation of such net income, the sum of (a) the amount of depreciation and amortization expense, and
(b) the amount of all rental expense under operating leases.

                 "Advance" shall mean any Loan or any Letter of Credit Advance.

                 "Affiliate", when used with respect to any person, shall mean
(a) if such person is a corporation, any officer or director thereof and any person which is, directly and indirectly, the beneficial owner of more than 10% of any class of any equity security (as defined in the Securities and Exchange Act of 1934) thereof, and if such beneficial owner is a partnership, any partner thereof, or, if such beneficial owner is a corporation, any person controlling, controlled by or under common control with such beneficial owner, or any officer or director of any such beneficial owner or of any corporation occupying any such control relationship, (b) if such person is a partnership, any partner thereof and (c) any other person which, directly or indirectly, controls or is controlled by or is under common control with such person. For purposes of this definition "control" (including the correlative meanings of the terms "controlled by" and "under common control with"), with respect to any person, shall mean possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such person, whether through the ownership of voting securities or by contract or otherwise.

                 "Applicable Debt Rating" shall mean the applicable ratings issued by Moody's Investors Service ("Moody's") and Standard & Poors Corporation ("S&P") from time to time with respect to the senior long-term unsecured debt of the Company. For purposes of this Agreement, (a) if only one of such rating agencies rates such debt, such rating shall be the Applicable Debt Rating, and
(b) if the ratings fall within different levels in the Applicable Rate grid, the higher rating shall be applicable unless the ratings differential between the S&P rating and Moody's rating is greater than one grade, in which case, the Applicable Rate shall be determined as if the Applicable Debt Rating were one
(1) rating's grade below the higher of the then effective S&P rating and Moody's rating.

                  "Applicable Rate" shall mean with respect to any Eurodollar Rate Loan, CD Rate Loan, facility fee, or Letter of Credit fee, as the case may be, the applicable percentage set forth in the applicable table below as adjusted (upward or downward), if necessary, three (3) Business Days after a change in any Applicable Debt Rating and shall remain in effect until the next change to be effected pursuant to this definition:

                                                   Applicable Rate

======================== ------------------ ------------------ =================
Applicable Debt Rating   Eurodollar Rate    CD Rate Loan       Facility Fee
                         Loan/ Letter of
                         Credit Fee
======================== ------------------ ------------------ =================
A2 or A or better        0.14%              0.265%             0.07%
======================== ------------------ ------------------ =================
A3 or A-                 0.16%              0.285%             0.08%
------------------------ ------------------ ------------------ =================
Baa1 or BBB+             0.18%              0.305%             0.10%
------------------------ ------------------ ------------------ =================
Baa2 or BBB              0.225%             0.35%              0.125%
======================== ================== ================== =================
Baa3 or BBB-             0.30%              0.425%             0.15%
======================== ================== ================== =================
Ba1 or BB+ or lower or   0.40%              0.525%             0.20%
no rating
======================== ================== ================== =================


          "Bid Rate Letter of Credit" shall mean each Letter of Credit issued by any Bank pursuant to Section 2.10.

          "Bid Rate Letter of Credit Advance" shall mean any issuance of a Letter of Credit by a Bank under Section 2.10, pursuant to which such Bank bears the entire risk without allocation of a risk participation to any other Bank.

          "Bid Rate Letter of Credit Quote Request" shall have the meaning set forth in Section 2.10(b).

          "Bid Rate Letter of Credit Usage Ratio" shall have the meaning set forth in Section 2.10(f)(iv).

          "Bid Rate Quote" shall have the meaning set forth in Section 2.10(c).

          "Borrowing" shall mean the aggregate of Advances, including each Letter of Credit issuance, of the Banks made to the Company, or conversions of any Loans, pursuant to Article II on a single date and, in the case of any Fixed Rate Loans, for a single Interest Period, which Borrowings may be classified for purposes of this Agreement by reference to the type of Loans or the type of Advances comprising the related Borrowing, e.g., a "Eurodollar Rate Borrowing" is a Borrowing comprised of Eurodollar Rate Loans and a "Letter of Credit Borrowing" is an Advance comprised of a single Letter of Credit.

          "Business Day" shall mean a day other than a Saturday, Sunday or other day on which banks in Detroit, Chicago or New York are authorized by law to close.

          "Capital Lease" of any person shall mean any lease which, in accordance with generally accepted accounting principles, is or should be capitalized on the books of such person.

          "CD Interest Period" shall mean, with respect to any CD Rate Loan, the period commencing on the day such Loan is made or converted to a CD Rate Loan and ending on the date 30, 60, 90 or 180 days thereafter, as the Company may elect under Section 2.4 or 2.7; provided, however, that (a) each succeeding Interest Period which would otherwise end on a day which is not a Business Day shall end on the next succeeding Business Day, and (b) no CD Interest Period which would end after the Termination Date shall be permitted.

          "CD Rate" shall mean, with respect to any CD Rate Loan and the related CD Interest Period, the per annum rate that is equal to the sum of:

          (a) the Applicable Rate in effect from time to time during such CD Interest Period, plus

          (b) the rate per annum obtained by dividing (i) the arithmetic mean of secondary market bid rates per annum (expressed as a percentage) quoted at approximately 10:00 a.m. New York time (or as soon thereafter as practicable) on the first day of the related CD Interest Period by two or more New York certificate of deposit dealers of recognized standing selected by the Agent for the purchase from the Agent at face value of negotiable certificates of deposit of the Agent with a term comparable to such CD Interest Period in an aggregate amount comparable to the related CD Rate Loan to be made by the Agent in its capacity as a Bank hereunder, by (ii) an amount equal to one minus the stated maximum rate (expressed as a decimal) of all reserve requirements (including, without limitation, any marginal, emergency, supplemental, special or other reserves) under any regulations of the Board of Governors of the Federal Reserve System (or any successor agency thereto) applicable on the first day of the related CD Interest Period to a negotiable certificate of deposit of the Agent with a term comparable to such CD Interest Period in an aggregate amount comparable to the related CD Rate Loan, plus

          (c) the annual assessment rate (expressed as a percentage) estimated by the Agent on the first day of the related CD Interest Period to be payable by the Agent to the Federal Deposit Insurance Corporation (or any successor agency thereto) for such Corporation's (or such successor's) insuring Dollar deposits of the Agent in the United States during the related CD Interest Period;

all as conclusively determined by the Agent, such sum to be rounded up, if necessary, to the nearest whole multiple of one one-hundredth of one percent (1/100 of 1%); which CD Rate shall change simultaneously with any change in such Applicable Rate.

          "CD Rate Loan" shall mean any Loan which bears interest at the CD
Rate.

         "Change in Control" means any of the following events or circumstances:
(a) any Person or two or more Persons acting in concert (within the meaning of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended) shall after the Effective Date either (i) acquire beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934) of 30% or more of the outstanding shares of voting stock of the Company or (ii) obtain the power (whether or not exercised) to elect a majority of the Company's directors or (b) Continuing Directors shall cease to constitute a majority of the board of directors of the Company.

          "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time, and the regulations thereunder.

          "Commitment" shall mean, with respect to each Bank, the commitment of each such Bank to make Loans and to participate in Letter of Credit Advances made through the Agent pursuant to Section 2.1, in amounts not exceeding in aggregate principal amount outstanding at any time the respective commitment amounts for each such Bank set forth next to the name of each such Bank in the signature pages hereof, as such amounts may be reduced from time to time pursuant to Section 2.2.

          "Consolidated" or "consolidated" shall mean, when used with reference to any financial term in this Agreement, the aggregate for two or more persons of the amounts signified by such term for all such persons determined on a consolidated basis in accordance with generally accepted accounting principles.

          "Contingent Liabilities" of any person shall mean, as of any date, all obligations of such person or of others for which such person is contingently liable, as obligor, guarantor or in any other capacity, or in respect of which obligations such person assures a creditor against loss or agrees to take any action to prevent any such loss (other than endorsements of negotiable instruments for collection in the ordinary course of business), including without limitation all reimbursement obligations of such person in respect of any letters of credit, surety bonds or similar obligations and all obligations of such person to advance funds to, or to purchase assets, property or services from, any other person in order to maintain the financial condition of such other person.

         "Continuing Director" means any member of the Company's board of directors who either (i) is a member of such board as of the Effective Date or
(ii) is thereafter elected to such board, either (A) by the shareholders after being duly nominated by the board of directors, or (B) by the board of directors to fill a vacancy on the board of directors created by (1) an increase in the size of the board of directors, or (2) a resignation of a Continuing Director; provided that an individual who is so elected or nominated in connection with a merger, consolidation, acquisition or similar transaction shall not be a Continuing Director unless such individual was a Continuing Director prior thereto.

          "Default" shall mean any of the events or conditions described in
Section 6.1 which might become an Event of Default with notice or lapse of time or both.

          "Dollars" and "$" shall mean the lawful money of the United States of America.

          "Effective Date" shall mean the effective date specified in the final paragraph of this Agreement.

          "Environmental Laws" shall mean any law, statute or ordinance enacted by the United States of America or any foreign government, or by any state, province, municipality or any other political subdivision thereof or therein, concerning Hazardous Materials or the protection of, or regulating the discharge of substances into, the environment, and any rules, regulations or standards promulgated thereunder by any agency, regulatory authority or commission of any of the foregoing.

          "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time, and the regulations thereunder.

          "ERISA Affiliate" shall mean any trade or business (whether or not incorporated) which, together with the Company, would be treated as a single employer under Section 414 of the Code.

          "Eurodollar Business Day" shall mean, with respect to any Eurodollar Rate Loan, a day which is both a Business Day and a day on which dealings in Dollar deposits are carried out in the London interbank market.

          "Eurodollar Interest Period" shall mean, with respect to any Eurodollar Rate Loan, the period commencing on the day such Eurodollar Rate Loan is made or converted to a Eurodollar Rate Loan and ending on the date one, two, three or six months or one year thereafter, as the Company may elect under
Section 2.4 or 2.7, provided, however, that (a) any Eurodollar Interest Period which commences on the last Eurodollar Business Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Eurodollar Business Day of the appropriate subsequent calendar month, (b) each Eurodollar Interest Period which would otherwise end on a day which is not a Eurodollar Business Day shall end on the next succeeding Eurodollar Business Day or, if such next succeeding Eurodollar Business Day falls in the next succeeding calendar month, on the next preceding Eurodollar Business Day, and (c) no Eurodollar Interest Period which would end after the Termination Date shall be permitted.

          "Eurodollar Rate" shall mean, with respect to any Eurodollar Rate Loan and the related Eurodollar Interest Period, the per annum rate that is equal to the sum of:

          (a) the Applicable Rate in effect from time to time during such Eurodollar Interest Period, plus

          (b) the rate per annum obtained by dividing (i) the per annum rate of interest at which deposits in Dollars for such Eurodollar Interest Period and in an aggregate amount comparable to the amount of such Eurodollar Rate Loan to be made by the Agent in its capacity as a Bank hereunder are offered to the Agent by other prime banks in the interbank market selected in the Agent's discretion, at approximately 11:00 a.m. London time, as the case may be, on the second Eurodollar Business Day prior to the first day of such Eurodollar Interest Period by (ii) an amount equal to one minus the stated maximum rate (expressed as a decimal) of all reserve requirements (including, without limitation, any marginal, emergency, supplemental, special or other reserves) that is specified on the first day of such Eurodollar Interest Period by the Board of Governors of the Federal Reserve System (or any successor agency thereto) for determining the maximum reserve requirement with respect to eurocurrency funding (currently referred to as "Eurocurrency liabilities" in Regulation D of such Board) maintained by a member bank of such System;

all as conclusively determined by the Agent, such sum to be rounded up, if necessary, to the nearest whole multiple of one one-hundredth of one percent (1/100 of 1%); which Eurodollar Rate shall change simultaneously with any change in such Applicable Rate.

          "Eurodollar Rate Loan" shall mean any Loan which bears interest at the Eurodollar Rate.

          "Event of Default" shall mean any of the events or conditions described in Section 6.1.

          "Existing Credit Agreement" shall mean the credit agreement dated as of January 13, 1992, as amended, among the Company, the Banks named therein and NBD Bank, as agent.

          "Federal Funds Rate" shall mean the per annum rate established and announced by the Agent from time to time as the opening federal funds rate paid by the Agent in its regional federal funds market for overnight borrowings from other banks; all as conclusively determined by the Agent, such sum to be rounded up, if necessary, to the nearest whole multiple of one one-hundredth of one percent (1/100 of 1%), which Federal Funds Rate shall change simultaneously with any change in such announced rates.

          "Fixed Rate Loan" shall mean any  CD Rate Loan or Eurodollar Rate
Loan.

          "Floating Rate" shall mean the per annum rate equal to the greater of
(a) the Prime Rate in effect from time to time, and (b) the sum of one-half of one percent (1/2 of 1%) per annum plus the Federal Funds Rate in effect from time to time; which Floating Rate shall change simultaneously with any change in such Prime Rate or Federal Funds Rate, as the case may be.

          "Floating Rate Loan" shall mean any Loan which bears interest at the Floating Rate.

          "Funded Debt" of any person shall mean all outstanding Indebtedness of such person, provided, however, there shall be excluded from the calculation of Funded Debt the aggregate face amount of letters of credit, up to $25,000,000, which are issued for the purpose of guaranteeing accrued vacation pay to achieve tax deductibility of such vacation pay.

          "generally accepted accounting principles" shall mean generally accepted accounting principles as in effect in the United States applied on a basis consistent with that reflected in the audited financial statements for the fiscal year of the Company ended December 28, 1996.

          "Guaranty" shall mean the guaranty entered into by each of the Guarantors for the benefit of the Banks and the Agent pursuant to this Agreement in substantially the form of Exhibit A hereto, as amended or modified from time to time.

          "Guarantors" shall mean each Significant Subsidiary of the Company and each person becoming a Significant Subsidiary of the Company, or otherwise entering into a Guaranty, from time to time, and "Guarantor" shall mean any one of the Guarantors.

          "Hazardous Materials" shall mean any flammable explosives, radioactive materials, hazardous materials, hazardous wastes, hazardous or toxic substances or related materials defined in the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (42 U.S.C. Sections 9601, et seq.), the Hazardous Materials Transportation Act, as amended (49 U.S.C. Sections 1801, et seq.), the Resource Conservation and Recovery Act, as amended (42 U.S.C. Sections 6901, et seq.) and in the regulations adopted and publications promulgated pursuant thereto, or any other applicable federal, state, local or foreign government law, statute, ordinance, rule, regulation or standard.

          "Indebtedness" of any person shall mean, without duplication, as of any date, (a) all obligations of such person for borrowed money, (b) all obligations of such person as lessee under any Capital Lease or under any operating lease (valued at Net Present Value), (c) all obligations which are secured by any Lien existing on any asset or property of such person whether or not the obligation secured thereby shall have been assumed by such person, (d) all obligations of such person for the unpaid purchase price for goods, property or services acquired by such person, except for trade accounts payable arising in the ordinary course of business that are not past due, (e) all obligations of such person to purchase goods, property or services where payment therefor is required regardless of whether delivery of such goods or property or the performance of such services is ever made or tendered (generally referred to as "take or pay contracts"), (f) all obligations of such person in respect of any interest rate or currency swap, rate cap or other similar transaction (valued in an amount equal to the highest termination payment, if any, that would be payable by such person upon termination for any reason on the date of determination), (g) all obligations in respect of letters of credit, whether drawn or undrawn, and (h) all obligations of others similar in character to those described in clauses (a) through (g) of this definition for which such person is contingently liable, as obligor, guarantor, surety or in any other capacity, or in respect of which obligations such person assures a creditor against loss or agrees to take any action to prevent any such loss (other than endorsements of negotiable instruments for collection in the ordinary course of business), including without limitation all obligations of such person in respect of surety bonds or similar obligations and all obligations of such person to advance funds to, or to purchase assets, property or services from, any other person in order to maintain the financial condition of such other person.

          "Interest Charges" of any person shall mean, for any period, the sum, without duplication, of (a) interest paid, payable or accrued during such period by such person on Indebtedness of such person, plus (b) all debt discount and expense amortized or required to be amortized during such period by such person, plus (c) the maximum amount of all rents and other payments (exclusive of property taxes, property and liability insurance premiums and maintenance costs) paid, payable or accrued during such period by such person under any Capital Lease attributable to interest or finance charges thereunder, plus (d) all amounts paid, payable or accrued during such period by such person in respect of any interest rate or currency swap, rate cap or other similar transaction.

          "Interest Payment Date" shall mean (a) with respect to any Fixed Rate Loan, the last day of each Interest Period with respect to such Fixed Rate Loan and, in the case of any Interest Period exceeding three months or ninety days, as the case may be, those days that occur during such Interest Period at intervals of three months or ninety days, as the case may be, after the first day of such Interest Period, and (b) in all other cases the last Business Day of each March, June, September and December occurring after the date hereof, commencing with the first such Business Day occurring after the date of this Agreement.

          "Interest Period" shall mean any CD Interest Period or Eurodollar Interest Period, or all of them as the context may require.

          "Invitation for Bid Rate Letter of Credit Quotes" shall have the meaning set forth in Section 2.10(c).

          "Letter of Credit" shall mean a standby letter of credit having a stated expiry date not later than the earliest to occur of (a) one year after the date of issuance thereof, and (b) the fifth Business Day before the Termination Date, issued by the Agent on behalf of the Banks pursuant to Section
2.4 or by any Bank pursuant to Section 2.10, in each case for the account of the Company and, in the case of each Syndicated Letter of Credit, under an application and related documentation acceptable to the Agent requiring, among other things, immediate reimbursement by the Company to the Agent in respect of all drafts and other demands for payment on or thereunder and all expenses paid or incurred by the Agent relative thereto.

          "Letter of Credit Advance" shall mean any Bid Rate Letter of Credit Advance and any Syndicated Letter of Credit Advance.

          "Letter of Credit Documents" shall have the meaning ascribed thereto in Section 3.3(b).

          "Lien" shall mean any pledge, assignment, hypothecation, mortgage, security interest, deposit arrangement, option, conditional sale or title retaining contract, sale and leaseback transaction, financing statement filing, lessor's or lessee's interest under any lease, subordination of any claim or right, or any other type of lien, charge, encumbrance, preferential arrangement or other claim or right.

          "Loans" shall mean the Revolving Credit Loans and "Loan" shall mean any Revolving Credit Loan. Any such Loan or portion thereof may also be denominated as a Floating Rate Loan or a Fixed Rate Loan (which may be further denominated as a CD Rate Loan or Eurodollar Rate Loan), and such Floating Rate Loans and Fixed Rate Loans (including such CD Rate Loans and Eurodollar Rate Loans) are referred to herein as "types" of Loans.

          "Multiemployer Plan" shall mean any "multiemployer plan" as defined in
Section 4001(a)(3) of ERISA or Section 414(f) of the Code.

          "Net Present Value" shall mean the present value, using a discount rate equal to 10%, of the Company's future minimum rental payments on leases that have initial or remaining non-cancelable lease terms in excess of one year. In the event that the Company's lease commitments change materially as a result of acquisitions or a significant change in business operations, then the Net Present Value will be recalculated on an interim quarterly basis.

          "Net Worth" of any person, shall mean, as of any date, the amount of any capital stock, paid in capital and similar equity accounts plus (or minus in the case of a deficit) the capital surplus and retained earnings of such person and the amount of any foreign currency translation adjustment account shown as a capital account of such person.

          "Note" shall mean any Revolving Credit Note.

          "Overdue Rate" shall mean(a) in respect of principal of Floating Rate Loans, a rate per annum that is equal to the sum of two percent (2%) per annum plus the Floating Rate, (b) in respect of principal of Fixed Rate Loans, a rate per annum that is equal to the sum of two percent (2%) per annum plus the per annum rate in effect thereon until the end of the then current Interest Period for such Loan and, thereafter, a rate per annum that is equal to the sum of two percent (2%) per annum plus the Floating Rate, and (c) in respect of other amounts payable by the Company hereunder (other than interest), a per annum rate that is equal to the sum of two percent (2%) per annum plus the Floating Rate.

          "PBGC" shall mean the Pension Benefit Guaranty Corporation and any entity succeeding to any or all of its functions under ERISA.

          "Permitted Liens" shall mean Liens permitted by Section 5.2(c) hereof.

          "Person" or "person" shall include an individual, a corporation, an association, a partnership, a limited liability company, a trust or estate, a joint stock company, an unincorporated organization, a joint venture, a trade or business (whether or not incorporated), a government (foreign or domestic) and any agency or political subdivision thereof, or any other entity.

          "Plan" shall mean any pension plan (other than a Multiemployer Plan) subject to Title IV of ERISA or to the minimum funding standards of Section 412 of the Code which has been established or maintained by the Company or any ERISA Affiliate, or by any other person if the Company or any ERISA Affiliate could have liability with respect to such pension plan.

          "Predecessor Company" shall mean any trade or business (whether or not incorporated), and the shareholders, partners, and owners of any trade or business, from which or of which the Company, any Subsidiary of the Company or any ERISA Affiliate has purchased any assets or securities or other equity interest in connection with any merger, acquisition or similar transaction.

          "Prime Rate" shall mean the per annum rate announced by the Agent from time to time as its "prime rate" (it being acknowledged that such announced rate may not necessarily be the lowest rate charged by the Agent to any of its customers), which Prime Rate shall change simultaneously with any change in such announced rate.

          "Prohibited Transaction" shall mean any transaction involving any Plan which is proscribed by Section 406 of ERISA or Section 4975 of the Code and not exempt under Section 408 of ERISA or Section 4975 of the Code.

          "Reportable Event" shall mean a reportable event as described in
Section 4043(c) of ERISA including those events as to which the thirty (30) day notice period is waived under the regulations promulgated by the PBGC under ERISA.

          "Required Banks" shall mean Banks holding not less than sixty-six and two-thirds percent (66-2/3%) of the Commitments or, if the Commitments have terminated, the Banks holding not less than sixty-six and two-thirds percent (66-2/3%) of the aggregate principal amount of the Advances then outstanding.

          "Restricted Payment" shall mean, with respect to any Person, such Person (a) making loans or advances to, (b) purchasing debt or equity securities issued by, (c) making contributions to the capital accounts of, or (d) assuming any obligation, contingent or otherwise, as obligor, guarantor, or in any other capacity, with respect to Indebtedness of, another Person (which other Person shall be deemed the Person to whom the "Restricted Payment" is made).

          "Revolving Credit Advance" shall mean any Revolving Credit Loan and any Letter of Credit Advance.

          "Revolving Credit Loan" shall mean any borrowing under Section 2.4 evidenced by the Revolving Credit Notes and made pursuant to Section 2.1.

          "Revolving Credit Note" shall mean any promissory note of the Company evidencing the Revolving Credit Loans, in substantially the form annexed hereto as Exhibit B, as amended or modified from time to time and together with any promissory note or notes issued in exchange or replacement therefor.

          "Significant Subsidiary" shall mean any Subsidiary of the Company which has Total Assets which equal or exceed 3% of the Consolidated Total Assets of the Company and its Subsidiaries.

          "Subsidiary" of any person shall mean any other person (whether now existing or hereafter organized or acquired) in which (other than directors qualifying shares required by law) at least a majority of the securities or other ownership interests of each class having ordinary voting power or analogous right (other than securities or other ownership interests which have such power or right only by reason of the happening of a contingency), at the time as of which any determination is being made, are owned, beneficially and of record, by such person or by one or more of the other Subsidiaries of such person or by any combination thereof.

          "Syndicated Letter of Credit" shall mean each Letter of Credit issued by the Agent on behalf of the Banks pursuant to Section 2.4.

          "Syndicated Letter of Credit Advance" shall mean any issuance of a Letter of Credit by the Agent under Section 2.4 made pursuant to Section 2.1 in which each Bank acquires a pro rata risk participation.


          "Termination Date" shall mean the earlier to occur of (a) November 24, 2002, and (b) the date on which the Commitments shall be terminated pursuant to
Section 2.2 or 6.2.

          "Total Assets" of any person shall mean, as of any date, all assets which, in accordance with generally accepted accounting principles, are or should be classified as assets on a balance sheet of such person.

          "Unfunded Benefit Liabilities" shall mean, with respect to any Plan as of any date, the amount of the unfunded benefit liabilities determined in accordance with Section 4001(a)(18) of ERISA.

          "Utilization Amount" shall mean an amount equal to the sum of (i) the outstanding principal balance of all Loans, (ii) the undrawn face amount of all Syndicated Letters of Credit, and (iii) the amount of all unreimbursed draws under all Syndicated Letters of Credit.

          1.2 Other Definitions; Rules of Construction1.2 Other Definitions; 1.2 Other Definitions; Rules of Construction. As used herein, the terms "Agent", "Banks", "Company" and "this Agreement" shall have the respective meanings ascribed thereto in the introductory paragraph of this Agreement. Such terms, together with the other terms defined in Section 1.1, shall include both the singular and the plural forms thereof and shall be construed accordingly. All computations required hereunder and all financial terms used herein shall be made or construed in accordance with generally accepted accounting principles unless such principles are inconsistent with the express requirements of this Agreement. On the date of this Agreement, the fiscal year of the Company ends on that Saturday closest to December 31 in each year (comprising a 52 or 53 week period), and each fiscal quarter of the Company ends on that Saturday closest to the last day of the related calendar quarter (comprising a 13 or 14 week period, with any 14 week period occurring during the fourth fiscal quarter). Use of the terms "herein", "hereof", and "hereunder" shall be deemed references to this Agreement in its entirety and not to the Section or clause in which such term appears. References to "Sections" and "subsections" shall be to Sections and subsections, respectively, of this Agreement unless otherwise specifically provided.

                            ARTICLE II

                   THE COMMITMENTS AND THE ADVANCE


===============================================================================
          2.1 Commitment of the Banks. Each Bank agrees, for itself only, subject to the terms and conditions of this Agreement, to make Revolving Credit Loans to the Company pursuant to Section 2.4 and Section 3.3 and to participate in Syndicated Letter of Credit Advances to the Company pursuant to Section 2.4, from time to time from and including the Effective Date to but excluding the Termination Date, not to exceed in aggregate principal amount at any time outstanding the amount of its respective Commitment as of the date any such Advance is made, provided, however, that the aggregate principal amount of Advances (including Bid Rate Letter of Credit Advances) outstanding to all
Banks at any time shall not exceed the aggregate Commitments of all Banks; and provided, further, that the aggregate principal amount of Letter of Credit Advances outstanding at any time shall not exceed an amount equal to $100,000,000, less the aggregate principal amount of all outstanding letters of credit issued for the account of the Company or any of its Subsidiaries which are not Letter of Credit Advances under this Agreement whether issued by any Bank or by any other person not a party to this Agreement, provided, however, there shall be excluded from such $100,000,000 aggregate limitation (but not for purposes of calculating the $100,000,000 Letter of Credit limitation hereunder) the aggregate face amount of letters of credit, up to $25,000,000, which are issued for the purpose of guaranteeing accrued vacation pay to achieve tax deductibility of such vacation pay.
===============================================================================

          2.2 Termination and Reduction of Commitments. (a) The Company shall have the right to terminate or reduce the Commitments at any time and from time to time, provided that (i) the Company shall give notice of such termination or reduction to the Agent (with sufficient executed copies for each Bank) specifying the amount and effective date thereof, (ii) each partial reduction of the Commitments shall be in a minimum amount of $5,000,000 and in an integral multiple of $1,000,000 and shall reduce the Commitments of all of the Banks proportionately in accordance with the respective commitment amounts for each such Bank set forth in the signature pages hereof next to the name of each such Bank, (iii) no such termination or reduction shall be permitted with respect to any portion of the Commitments as to which a request for a Borrowing pursuant to
Section 2.4 is then pending, or as to which a request for conversion of a Floating Rate Borrowing to a Fixed Rate Borrowing pursuant to Section 2.7 is pending, and (iv) the Commitments may not be terminated if any Advances are then outstanding and may not be reduced below the principal amount of Advances then outstanding. The Commitments or any portion thereof terminated or reduced pursuant to this Section 2.2, whether optional or mandatory, may not be reinstated.

                  (b) For purposes of this Agreement, a Letter of Credit Advance
(i) shall be deemed outstanding in an amount equal to the sum of the maximum amount available to be drawn under the related Letter of Credit on or after the date of determination and on or before the stated expiry date thereof plus the amount of any draws under such Letter of Credit that have not been reimbursed as provided in Section 3.3 and (ii) shall be deemed outstanding at all times on and before such stated expiry date or such earlier date on which all amounts available to be drawn under such Letter of Credit have been fully drawn, and thereafter until all related reimbursement obligations have been paid pursuant to Section 3.3. As provided in Section 3.3, upon each payment made by the Agent in respect of any draft or other demand for payment under any Letter of Credit, the amount of any Letter of Credit Advance outstanding immediately prior to such payment shall be automatically reduced by the amount of each Revolving Credit Loan deemed advanced in respect of the related reimbursement obligation of the Company.

          2.3 Fees. (a) Facility Fees. The Company agrees to pay to the Banks a facility fee on the daily average aggregate amount of the Commitments, whether used or unused, for the period from the Effective Date to but excluding the Termination Date at a daily rate equal to the Applicable Rate in effect from time to time during such period.

          Accrued facility fees shall be payable quarterly in arrears on the last Business Day of each March, June, September and December, commencing on the first such Business Day occurring in December, 1997, and on the Termination Date.

                  (b) Utilization Fees. The Company also agrees to pay to the Banks a utilization fee during any calendar quarter during the period from the Effective Date to but excluding the Termination Date when the average daily sum of the Utilization Amount during such quarter exceeds 50% of the average daily Commitments during such quarter, which utilization fee shall be in an amount equal to 0.05% per annum times the average daily Utilization Amount during such quarter.

          Accrued utilization fees shall be payable quarterly in arrears on the last Business Day of each March, June, September and December, commencing on the first such Business Day occurring in December, 1997, and on the Termination Date.

                  (c) Letter of Credit Fees. The Company agrees to pay to the Bank issuing any Bid Rate Letter of Credit a fee on the maximum amount available to be drawn from time to time under each Bid Rate Letter of Credit, such fees as may be agreed by the Company and the Bank issuing such Bid Rate Letter of Credit. The Company further agrees to pay to the Banks a fee on the maximum amount available to be drawn from time to time under each Syndicated Letter of Credit, for the period from and including the date of issuance of such Syndicated Letter of Credit to and including the earlier of the stated expiry date of such Letter of Credit or earlier termination date, computed at a rate per annum equal to the Applicable Rate in effect from time to time while such Syndicated Letter of Credit is outstanding. All fees payable pursuant to this
Section 2.3(c) with respect to Syndicated Letters of Credit shall be payable quarterly in arrears on the last Business Day of each March, June, September and December, and on the Termination Date. Notwithstanding anything hereunder to the contrary, the minimum fee payable by the Company in respect of any Syndicated Letter of Credit shall be $500. The Company further agrees to pay to the Agent, on demand, such other customary administrative fees, charges and expenses of the Agent in respect of the issuance, negotiation, acceptance, amendment, transfer and payment of such Syndicated Letter of Credit or otherwise payable pursuant to the application and related documentation under which such Syndicated Letter of Credit is issued.

                  (d) Agent's Fees. The Company agrees to pay to the Agent agency fees for its services as Agent under this Agreement in such amounts and at such times as may from time to time be agreed upon by the Company and the Agent.

          2.4 Disbursement of Advances. (a) The Company shall give the Agent notice of its request for each Borrowing (other than a Bid Rate Letter of Credit Advance) in substantially the form of Exhibit C hereto (with sufficient executed copies for each Bank) not later than 11:00 a.m. Detroit time (i) three Eurodollar Business Days prior to the date such Borrowing is requested to be made if such Borrowing is to be made as a Eurodollar Rate Borrowing, (ii) two Business Days prior to the date such Borrowing is requested to be made if such Borrowing is to be made as a CD Rate Borrowing, (iii) five Business Days (or such shorter period as may be acceptable to the Agent) prior to the date any Letter of Credit Advance is requested to be made, and (iv) one Business Day prior to the date such Borrowing is requested to be made in all other cases, which notice shall specify whether a CD Rate Borrowing, Eurodollar Rate Borrowing, Floating Rate Borrowing, or a Letter of Credit Borrowing is requested and, in the case of each requested Fixed Rate Borrowing, the Interest Period to be initially applicable to such Borrowing and, in the case of each Letter of Credit Borrowing, such information as may be necessary for the issuance thereof by the Agent. The Agent, on the day such notice is given, shall provide notice of such requested Advance to each Bank. Subject to the terms and conditions of this Agreement, the proceeds of each such requested Loan shall be made available to the Company by depositing the proceeds thereof, in immediately available funds, in an account maintained and designated by the Company at the principal office of the Agent. In the case of any Fixed Rate Loan, the Agent shall promptly provide notice to the Company and the Banks of the initial CD Rate or Eurodollar Rate, as the case may be, applicable thereto. Subject to the terms and conditions of this Agreement, the Agent shall, on the date any Letter of Credit Borrowing is requested to be made, issue the related Letter of Credit on behalf of the Banks for the account of the Company. Notwithstanding anything herein to the contrary, the Agent may decline to issue any requested Letter of Credit on the basis that the beneficiary, the purpose of issuance or the terms or the conditions of drawing violate any applicable law or regulation, could expose the Agent or the Banks to any liability or could have other material adverse impact on the Agent or the Banks.

          (b) Each Bank, on the date any Borrowing in the form of a Loan is requested to be made, shall make its pro rata share of such Borrowing available in immediately available funds at the principal office of the Agent for disbursement to the Company. Unless the Agent shall have received notice from any Bank prior to the date such Borrowing is requested to be made under this
Section 2.4 that such Bank will not make available to the Agent such Bank's pro rata portion of such Borrowing, the Agent may assume that such Bank has made such portion available to the Agent on the date such Borrowing is requested to be made in accordance with this Section 2.4. If and to the extent such Bank shall not have so made such pro rata portion available to the Agent, the Agent may (but shall not be obligated to) make such amount available to the Company, and such Bank and the Company severally agree to pay to the Agent forthwith on demand such amount together with interest thereon, for each day from the date such amount is made available to the Company by the Agent until the date such amount is repaid to the Agent, at a rate per annum equal to, if paid by the Company, the interest rate applicable to such Borrowing during such period and, if paid by such Bank, equal to the Federal Funds Rate for the first two Business Days such amount shall be outstanding and, thereafter, at the interest rate applicable to such Borrowing during such period. If such Bank shall pay such amount to the Agent together with such interest, such amount so paid shall constitute a Loan by such Bank as a part of such Borrowing for purposes of this Agreement, effective as of the date such amount is made available to the Company by the Agent. The failure of any Bank to make its pro rata portion of any such Borrowing available to the Agent shall not relieve any other Bank of its obligation to make available its pro rata portion of such Borrowing on the date such Borrowing is requested to be made, but no Bank shall be responsible for failure of any other Bank to make such pro rata portion available to the Agent on the date of any such Borrowing.

          (c) All Revolving Credit Loans made under this Section 2.4 shall be evidenced by the Revolving Credit Notes, and all such Loans shall be due and payable and bear interest as provided in Article III. Each Bank is hereby authorized by the Company to record on the schedule attached to the Notes, or in its books and records, the date, and amount and type of each Loan and the duration of the related Interest Period (if applicable), the amount of each payment or prepayment of principal thereon, and the other information provided for on such schedule, which schedule or books and records, as the case may be, shall constitute prima facie evidence of the information so recorded, provided, however, that failure of any Bank to record, or any error in recording, any such information shall not relieve the Company of its obligation to repay the outstanding principal amount of the Revolving Credit Loans, all accrued interest thereon and other amounts payable with respect thereto in accordance with the terms of the Notes and this Agreement. Subject to the terms and conditions of this Agreement, the Company may borrow Revolving Credit Loans under this Section
2.4 and under Section 3.3, repay and prepay Revolving Credit Loans pursuant to
Section 3.1, and reborrow Revolving Credit Loans under this Section 2.4 and under Section 3.3.

          (d) Nothing in this Agreement shall be construed to require or authorize any Bank to issue any Syndicated Letter of Credit, it being recognized that the Agent has the sole obligation under this Agreement to issue Syndicated Letters of Credit on behalf of the Banks, and the Commitment of each Bank with respect to Syndicated Letter of Credit Advances is expressly conditioned upon the Agent's performance of such obligations. Upon such issuance by the Agent, each Bank shall automatically acquire a pro rata risk participation interest in such Syndicated Letter of Credit Advance based on its respective Commitment, and the unused Commitments shall be reduced by the maximum amount available to be drawn thereunder from time to time. If the Agent shall honor a draft or other demand for payment presented or made under any Syndicated Letter of Credit, the Agent shall provide notice thereof to the Company on the date such draft or demand is honored, and to each Bank on such date unless the Company shall have satisfied its reimbursement obligation under Section 3.3 by payment to the Agent on such date. The Agent shall further use reasonable efforts to provide notice to the Company prior to honoring any such draft or other demand for payment, but such notice, or the failure to provide such notice, shall not affect the rights or obligations of the Agent with respect to any Syndicated Letter of Credit or the rights and obligations of the parties hereto, including without limitation the obligations of the Company under Section 3.3 hereof. Each Bank, on the date such draft or demand is honored, provided the Agent provides the notice referred to above on or before 2:00 p.m. Detroit time, otherwise on the next Business Day, shall make its pro rata share of the amount paid by the Agent, and not reimbursed by the Company on such day, available in immediately available funds at the principal office of the Agent for the account of the Agent. If and to the extent such Bank shall not have made such pro rata portion available to the Agent, such Bank and the Company severally agree to pay to the Agent forthwith on demand such amount together with interest thereon, for each day from the date such amount was paid by the Agent until such amount is so made available to the Agent at a per annum rate equal to, if paid by the Company, the interest rate applicable during such period to the related Loan disbursed under Section 3.3 in respect of the reimbursement obligation of the Company and, if paid by such Bank, equal to the Federal Funds Rate for the first two Business Days such amount shall be outstanding and, thereafter, at the interest rate applicable during such period to the related loan disbursed under Section 3.3 in respect of the reimbursement obligation of the Company. If such Bank shall pay such amount to the Agent together with such interest, such amount so paid shall constitute a Revolving Credit Loan by such Bank as part of the Borrowing disbursed in respect of the reimbursement obligation of the Company under Section 3.3 for purposes of this Agreement, effective as of the date such amount was paid by the Agent. The failure of any Bank to make its pro rata portion of any such amount paid by the Agent available to the Agent shall not relieve any other Bank of its obligation to make available its pro rata portion of such amount, but no Bank shall be responsible for failure of any other Bank to make such pro rata portion available to the Agent.

          2.5 Conditions for First Disbursement. This Agreement shall not become effective and the Banks shall have no obligation to disburse or extend the first Borrowing hereunder until receipt by each Bank and the Agent of the following documents and completion of the following matters, in form and substance satisfactory to each Bank and the Agent:

          (a) Charter Documents. Certificates (of recent date with respect to the Company) of the appropriate authority or official of the Company's and each Guarantor's state of incorporation listing all charter documents of the Company and each Guarantor, respectively, on file in that office and certifying as to the good standing and corporate existence of the Company and each Guarantor, respectively, together with copies of such charter documents of the Company and each Guarantor, certified (as of a recent date with respect to the Company) by such authority or official and certified as true and correct as of a date on or after the Effective Date and on or before the date of such disbursement by a duly authorized officer of the Company and each Guarantor, respectively;

          (b) By-Laws and Corporate Authorizations. Copies of the by-laws of the Company and each Guarantor together with all authorizing resolutions and evidence of other corporate action taken by the Company and each Guarantor to authorize the execution, delivery and performance by the Company of this Agreement and the Notes and the execution, delivery and performance by each Guarantor of their Guaranty and the consummation by the Company and each Guarantor, respectively, of the transactions contemplated hereby, certified as true and correct as of a date on or after the Effective Date and on or before the date of such disbursement by a duly authorized officer of the Company and each Guarantor, respectively;


          (c) Incumbency Certificate. Certificates of incumbency of the Company and each Guarantor containing, and attesting to the genuineness of, the signatures of those officers authorized to act on behalf of the Company and such Guarantor in connection with this Agreement, the Notes and the Guaranties and the consummation by the Company and such Guarantor of the transactions contemplated hereby, certified as true and correct as of a date on or after the Effective Date and on or before the date of such disbursement by a duly authorized officer of the Company and each Guarantor, respectively;

          (d) Notes. The Revolving Credit Notes duly executed on behalf of the Company for each Bank;

          (e) Legal Opinions. The favorable written opinion of Sachnoff & Weaver, Ltd., general counsel for the Company and the Guarantors, dated on or after the Effective Date and on or before the date of such disbursement, with respect to the subject matter of Sections 4.1, 4.2, 4.3, 4.4, 4.5 and 4.8 hereof and paragraph 18 of the Guaranties, and such matters as the Banks and the Agent may reasonably request;

          (f) Consents, Approvals, Etc. Copies of all governmental and nongovernmental consents, approvals, authorizations, declarations, registrations or filings, if any, required on the part of the Company or any Guarantor in connection with the execution, delivery and performance of this Agreement, the Notes or any Guaranty or the transactions contemplated hereby or as a condition to the legality, validity or enforceability of this Agreement, the Notes or any Guaranty, certified as true and correct and in full force and effect as of a date on or after the Effective Date and on or before the date of such disbursement by a duly authorized officer of the Company or such Guarantor, as the case may be, or if none is required, a certificate of such officer to that effect dated on or after the Effective Date and on or before the date of such disbursement;

          (g) Fees. The Company shall have paid on the Effective Date the fees referred to in Section 2.3;

          (h) Existing Credit Agreement. All bid rate letters of credit issued by Comerica Bank under the Existing Credit Agreement shall be addressed in accordance with Section 8.14 hereof and Comerica Bank shall have executed and delivered a payoff letter in favor of, and in form and substance satisfactory to, the Agent; and

          (i) Guaranties. A Guaranty duly executed on behalf of each Significant Subsidiary of the Company as a Guarantor.

          2.6 Further Conditions for Disbursement. The obligation of the Banks to make, or to convert, any Advance (including the first Advance) is further subject to the satisfaction of the following conditions precedent:

          (a) The representations and warranties contained in Article IV hereof and in the Guaranties (other than the representations and warranties contained in the penultimate sentence of Section 4.6 and in Section 4.5 in the case of an Advance which, after application of the proceeds thereof, results in no net increase in the aggregate outstanding principal balance of the Advances) shall be true and correct in all material respects on and as of the date such Advance is made (both before and immediately after such Advance is made) as if such representations and warranties were made on and as of such date;

          (b) No Event of Default or Default shall exist or shall have occurred and be continuing on the date such Advance is made (whether before or immediately after such Advance is made); and

          (c) In the case of any Letter of Credit Advance, the Company shall have delivered to the Agent an application for the related Letter of Credit and other related documentation requested by and acceptable to the Agent appropriately completed and duly executed on behalf of the Company, provided however, that in the case of any Bid Rate Letter of Credit Advance, such documentation shall be delivered to the respective Bank issuing such Letter of Credit.

The Company shall be deemed to have made a representation and warranty to the Banks at the time of the making of, and the conversion of, each Advance to the effects set forth in clauses (a) and (b) of this Section 2.6. For purposes of this Section 2.6 the representations and warranties contained in Section 4.6 hereof shall be deemed made with respect to both the financial statements referred to therein and the most recent financial statements delivered pursuant to Section 5.1(d)(ii) and (iii).

          2.7 Subsequent Elections as to Borrowings. The Company may elect to convert a Floating Rate Borrowing, or a portion thereof, to a Fixed Rate Borrowing, in each case by giving notice thereof to the Agent (with sufficient executed copies for each Bank) in substantially the form of Exhibit D hereto not later than 11:00 a.m. Detroit time (a) three Eurodollar Business Days prior to the date any such conversion to a Eurodollar Rate Borrowing is to be effective and (b) two Business Days prior to the date such conversion to a CD Rate Borrowing is to be effective, provided that such notice shall also specify the Interest Period to be applicable thereto upon such conversion. The Agent, on the day such notice is given, shall provide notice of such election to the Banks. The proceeds of such Floating Rate Borrowing shall be deemed to be applied on the date such conversion is effective toward payment of such Fixed Rate Borrowing, or portion thereof maturing on such day.

          2.8 Limitation of Requests and Elections. Notwithstanding any other provision of this Agreement to the contrary, if, upon receiving a request for a Fixed Rate Borrowing pursuant to Section 2.4, or a request for conversion of a Floating Rate Borrowing to a Fixed Rate Borrowing pursuant to Section 2.7, (a) in the case of any Fixed Rate Borrowing, deposits in Dollars for periods comparable to the Interest Period elected by the Company are not available to any Bank in the relevant interbank or secondary market, or (b) the applicable interest rate will not adequately and fairly reflect the cost to any Bank of making, funding or maintaining the related Fixed Rate Borrowing, or (c) by reason of national or international financial, political or economic conditions or by reason of any applicable law, treaty, rule or regulation (whether domestic or foreign) now or hereafter in effect, or the interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof, or compliance by any Bank with any guideline, request or directive of such authority (whether or not having the force of law), including without limitation exchange controls, it is impracticable, unlawful or impossible for any Bank (i) to make or fund the relevant Fixed Rate Borrowing or
(ii) to convert a Floating Rate Borrowing to such a Fixed Rate Borrowing, then the Company shall not be entitled, so long as such circumstances continue, to request a Fixed Rate Borrowing of the affected type pursuant to Section 2.4, or a conversion to a Fixed Rate Borrowing of the affected type pursuant to Section
2.7. In the event that such circumstances no longer exist, the Banks shall again consider requests for Fixed Rate Borrowings of the affected type pursuant to
Section 2.4 and requests for conversions to Fixed Rate Borrowings of the affected type pursuant to Section 2.7. The Agent agrees to notify the Company as soon as practicable, after receiving the request of the Company for a Fixed Rate Loan, of the existence of any of the circumstances described in this Section 2.8.

          2.9 Minimum Amounts; Limitation on Number of Borrowings. Except for
(a) Loan Borrowings and conversions thereof which exhaust the entire remaining amount of the Commitments and (b) payments required pursuant Section 3.8, (i) each Fixed Rate Loan Borrowing, each conversion thereof pursuant to Section 2.7, and each prepayment thereof shall be in a minimum amount of $5,000,000 and in an integral multiple of $1,000,000 and (ii) each Floating Rate Loan Borrowing and each prepayment thereof shall be in a minimum amount of $1,000,000 and in an integral multiple of $100,000. No minimum amounts shall be applicable to Syndicated Letter of Credit Borrowings. The aggregate number of Fixed Rate Borrowings outstanding at any one time under this Agreement may not exceed ten. No more than ten Interest Periods shall be permitted to exist at any one time with respect to all Fixed Rate Loan Borrowings outstanding hereunder from time to time. The aggregate number of Syndicated Letter of Credit Borrowings outstanding at any time under this Agreement may not exceed twenty.

          2.10    Bid Rate Letters of Credit.

          (a) The Bid-Option. In addition to Syndicated Letters of Credit but subject to the terms and conditions of this Agreement (including, without limitation, the limitation set forth in Section 2.1) as to the maximum aggregate principal amount of all outstanding Advances hereunder, the Company may, as set forth in this Section, from time to time from the Effective Date to but excluding the date that is one year before the Termination Date request the Banks to offer to make Bid Rate Letter of Credit Advances to the Company. Each Bank may, but shall have no obligation to, make such offers and the Company may, but shall have no obligation to, accept any such offers, in the manner set forth in this Section.

          (b) Bid Rate Letter of Credit Quote Requests. When the Company wishes to request offers to make Bid Rate Letter of Credit Advances under this Section, it shall deliver to the Agent by facsimile a request substantially in the form attached hereto as Exhibit E (a "Bid Rate Letter of Credit Quote Request") no later than 11:00 a.m. (Detroit time) five Business Days preceding the proposed date of issuance of the requested Letter of Credit Advance, specifying:

                          (A) the proposed date of the Advance, which shall be a Business Day;

                          (B) the aggregate amount of such Advance, which shall be at least $500,000; and

                          (C) the beneficiary and purpose thereof and such other information as may be necessary for the issuance thereof.

          (c) Invitation for Bid-Option Quotes. Promptly upon receipt of a Bid Rate Letter of Credit Quote Request, the Agent shall send to the Banks by facsimile (or by telephone promptly confirmed by facsimile) an invitation to bid in substantially the form attached hereto as Exhibit F (an "Invitation for Bid Rate Letter of Credit Quotes"), which shall constitute an invitation by the Company to each Bank to submit a quotation for such requested Bid Rate Letter of Credit (each being a "Bid Rate Quote") offering to make the related Bid Rate Letter of Credit Advance to which such Bid Rate Letter of Credit Quote Request relates in accordance with this Section 2.10.

          (d) Submission and Contents of Bid Rate Letter of Credit Quotes. (i) Each Bank may submit an offer to make such Bid Rate Letter of Credit Advance in response to any Invitation for Bid Rate Letter of Credit Quotes. Each Bid Rate Quote must comply with the requirements of this subsection (d) and must be submitted to the Agent by facsimile not later than (A) 4:00 p.m. (Detroit time) on the Business Day after the related Bid Rate Letter of Credit Quote Request is made, provided that Bid Rate Quotes submitted by the Agent in its capacity as a Bank may be submitted, and may only be submitted, if the Agent notifies the Company of the terms of the offer or offers contained therein not later than (A) 3:30 p.m. (Detroit time) on the Business Day after the related Bid Rate Letter of Credit Quote Request is made. All Bid Rate Quotes shall be for the entire amount of the requested Bid Rate Letter of Credit Advance. Subject to Section 2.10(e), any Bid Rate Quote so made shall be irrevocable except with the written consent of the Agent given on the instructions of the Company.

                  (ii) Each Bid Rate Quote shall be in substantially the form attached hereto as Exhibit G hereto and shall in any case specify:

                          (A)     the proposed date of the Advance;

                          (B) the rate offered with respect to the proposed Bid Rate Letter of Credit Advance, expressed as a per annum rate, on the maximum amount available to be drawn from time to time under the requested Letter of Credit, together with an itemization of all other fees which will be charged by such Bank in respect of such Letter of Credit Advance; and

                          (C)     the identity of the quoting Bank.

                  (iii)   Any Bid Rate Quote shall be disregarded if it:

                          (A) is not substantially in the form of Exhibit G hereto or does not specify all of the information required by subsection (d)(ii) above;

                          (B) contains qualifying, conditional or similar language;

                          (C) proposes terms other than or in addition to those set forth in the applicable Invitation for Bid Rate Letter of Credit Quotes (other than a requirement that the Company execute any such Bank's standard Letter of Credit Application form); or

                          (D)     arrives after the time set forth in subsection
                                  (d)(i).

          (e) Notice to Company. The Agent shall promptly notify the Company of the terms (i) of any Bid Rate Quote submitted by a Bank that is in accordance with subsection (d) of this Section and (ii) of any Bid Rate Quote that amends, modifies or is otherwise inconsistent with a previous Bid Rate Quote submitted by such Bank with respect to the same Bid Rate Letter of Credit Quote Request. Any such subsequent Bid Rate Quote shall be disregarded by the Agent unless such subsequent Bid Rate Quote is submitted solely to correct a manifest error in such former Bid Rate Quote.

          (f) Acceptance and Notice by Borrower. Not later than 12:00 noon (Detroit time) on (i) the second Business Day preceding the proposed date of the Bid Rate Letter of Credit Advance, the Company shall notify the Agent of its acceptance or non-acceptance of the offers so notified to it pursuant to Section 2.10(e). In the case of acceptance, such notice shall specify the accepted offer. The Company may accept any Bid Rate Quote, provided that:

                  (i) acceptance of an offer may only be made on the basis of the lowest bid by the Banks (giving consideration to all fees specified in the Bid Rate Quote);

                  (ii) the Company may not accept any offer of a type described in clause (iii) of Section 2.10(d) or that otherwise fails to comply with the requirements of this Agreement;

                  (iii) the Company may accept only one bid and only for the entire amount of the proposed Letter of Credit Advance; and

                  (iv) in the case of a tie for the lowest bid between one or more Banks, the Company may only accept the bid of that Bank with the lowest Bid Rate Letter of Credit Usage Ratio. For purposes of this Agreement, the "Bid Rate Letter of Credit Usage Ratio" of any Bank shall be the ratio of (i) the sum of the maximum amount available to be drawn under all then outstanding Bid Rate Letters of Credit issued by such Bank to (ii) an amount equal to the percentage of the Commitments of all of the Banks represented by the Commitment of such Bank. In the event that two or more such Banks have the same Bid Rate Letter of Credit Usage Ratio, the Company may accept the bid of any of such Banks in its discretion.

          (g) Notice to Banks; Funding of Advances. (i) The Agent shall promptly notify the Bank whose Bid Rate Quote has been accepted thereof.


                  (ii) Such Bank, not later than the date any such Bid Rate Letter of Credit Advance is requested to be made, shall issue such Bid Rate Letter of Credit for the account of the Company.


                                                     ARTICLE III

                                         PAYMENTS AND PREPAYMENTS OF ADVANCES


          3.1 Principal Payments. (a) Each Fixed Rate Loan included in any Borrowing shall mature, and the principal amount thereof shall be due and payable, on the last day of the Interest Period applicable to such Borrowing, and if earlier payment is not made under this Agreement, the Company shall pay to the Banks on the Termination Date the entire outstanding principal amount of all Floating Rate Loans and all Fixed Rate Loans.

===============================================================================

===============================================================================
          (b) The Company may at any time and from time to time prepay all or a portion of the Loans, without premium or penalty, provided that (i) the Company may not prepay any portion of a Floating Rate Loan as to which an election for a conversion to a Fixed Rate Loan is pending pursuant to Section 2.7, and (ii) unless earlier payment is otherwise required under this Agreement, any Fixed Rate Loan may only be paid on the last day of the then current Interest Period with respect to such Loan, and provided, that such prepayment shall only be permitted if the Company shall have given notice thereof to the Agent specifying the Borrowing or portion thereof to be so prepaid and shall have paid to the Banks, together with such prepayment of principal, all accrued interest to the date of payment on such Borrowing or portion thereof so prepaid and all amounts owing to the Banks under Section 3.9 in connection with such prepayment. Upon the receipt of such notice, the Agent shall promptly notify each Bank thereof, and the aggregate principal amount of such Borrowing or portion thereof so specified in such notice, together with such accrued interest and other amounts, shall become irrevocably due and payable on the specified prepayment date.

          3.2 Interest Payments. The Company shall pay interest to the Banks on the unpaid principal amount of each Loan, for the period commencing on the date such Loan is made until such Loan is paid in full, on each Interest Payment Date and at maturity (whether at stated maturity, by acceleration or otherwise), and thereafter on demand, at the following rates per annum:

          (a) During such periods that such Loan is a Floating Rate Loan, the Floating Rate or Floating Rates applicable to such Loan from time to time.

          (b) During such periods that such Loan is a CD Rate Loan, the CD Rate applicable to such Loan for the related CD Interest Period from time to time.

          (c) During such periods that such Loan is a Eurodollar Rate Loan, the Eurodollar Rate applicable to such Loan for the related Eurodollar Interest Period from time to time.

          Notwithstanding the foregoing paragraphs (a) through (c), the Company shall pay interest on demand at the Overdue Rate on the outstanding principal amount of any Loan and any other amount payable by the Company hereunder (other than interest) which is not paid in full when due (whether at stated maturity, by acceleration or otherwise) for the period commencing on the due date thereof until the same is paid in full.

          3.3 Syndicated Letter of Credit Reimbursement Payments. (a) The Company agrees to pay to the Agent, on the day on which the Agent shall honor a draft or other demand for payment presented or made under any Syndicated Letter of Credit, an amount equal to the amount paid by the Agent in respect of such draft or other demand under such Syndicated Letter of Credit and all expenses paid or incurred by the Agent relative thereto. Unless the Company shall have made such payment to the Agent on such day, upon each such payment by the Agent, the Agent shall be deemed to have disbursed to the Company, and the Company shall be deemed to have elected to satisfy its reimbursement obligation by, a Revolving Credit Loan made on such day bearing interest at the Floating Rate for the account of the Banks in an amount equal to the amount so paid by the Agent in respect of such draft or other demand under such Syndicated Letter of Credit. Such Revolving Credit Loan shall be disbursed notwithstanding any failure to satisfy any conditions for disbursement of any Loan set forth in Article II hereof and, to the extent of the Revolving Credit Loan so disbursed, the reimbursement obligation of the Company under this Section 3.3 shall be deemed satisfied.

          (b) The reimbursement obligation of the Company under this Section 3.3 shall be absolute, unconditional and irrevocable and shall remain in full force and effect until all obligations of the Company to the Banks hereunder shall have been satisfied, and such obligations of the Company shall not be affected, modified or impaired upon the happening of any event, including without limitation, any of the following, whether or not with notice to, or the consent of, the Company:

                  (i) Any lack of validity or enforceability of any Syndicated Letter of Credit or any documentation relating to any Syndicated Letter of Credit or to any transaction related in any way to such Syndicated Letter of Credit (the "Letter of Credit Documents");

                  (ii) Any amendment, modification, waiver, consent, or any substitution, exchange or release of or failure to perfect any interest in collateral or security, with respect to any of the Letter of Credit Documents;

                  (iii) The existence of any claim, setoff, defense or other right which the Company may have at any time against any beneficiary or any transferee of any Syndicated Letter of Credit (or any persons or entities for whom any such beneficiary or any such transferee may be acting), the Agent or any Bank or any other person or entity, whether in connection with any of the Letter of Credit Documents, the transactions contemplated herein or therein or any unrelated transactions;

                  (iv) Any draft or other statement or document presented under any Syndicated Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

                  (v) Payment by the Agent to the beneficiary under any Syndicated Letter of Credit against presentation of documents which do not comply with the terms of the Syndicated Letter of Credit, including failure of any documents to bear any reference or adequate reference to such Syndicated Letter of Credit;

                  (vi) Any failure, omission, delay or lack on the part of the Agent or any Bank or any party to any of the Letter of Credit Documents to enforce, assert or exercise any right, power or remedy conferred upon the Agent, any Bank or any such party under this Agreement or any of the Letter of Credit Documents, or any other acts or omissions on the part of the Agent, any Bank or any such party; or

                  (vii) Any other event or circumstance that would, in the absence of this clause, result in the release or discharge by operation of law or otherwise of the Company from the performance or observance of any obligation, covenant or agreement contained in this Section 3.3.

No setoff, counterclaim, reduction or diminution of any obligation or any defense of any kind or nature which the Company has or may have against the beneficiary of any Syndicated Letter of Credit shall be available hereunder to the Company against the Agent or any Bank.

          3.4 Payment Method. (a) All payments to be made by the Company hereunder will be made in Dollars and in immediately available funds to the Agent for the account of the Banks or the Agent, as the case may be, at its address set forth in Section 8.2 not later than 1:00 p.m. Detroit time on the date on which such payment shall become due. Payments received after 1:00 p.m. Detroit time shall be deemed to be payments made prior to 1:00 p.m. Detroit time on the next succeeding Business Day. The Company hereby authorizes the Agent to charge its account with the Agent in order to cause timely payment of amounts due hereunder to be made (subject to sufficient funds being available in such account for that purpose).

          (b) At the time of making each such payment, the Company shall, subject to the other terms and conditions of this Agreement, specify to the Agent that Loan or other obligation of the Company hereunder to which such payment is to be applied. In the event that the Company fails to so specify the relevant obligation or if an Event of Default shall have occurred and be continuing, the Agent may apply such payments as it may determine in its sole discretion to obligations of the Company to the Banks and the Agent arising under this Agreement or otherwise.

          (c) On the day such payments are deemed received, the Agent shall remit to the Banks their pro rata shares of such payments in immediately available funds, at the respective addresses set forth on the signature pages hereof, (i) in the case of payments of principal and interest on any Borrowing (other than amounts payable to any Bank under Section 3.8), determined with respect to each such Bank by the ratio which the outstanding principal balance of its Loan included in such Borrowing bears to the outstanding principal balance of the Loans of all the Banks included in such Borrowing and (ii) in the case of fees paid pursuant to Section 2.3 and other amounts payable hereunder (other than the Agent's fees payable pursuant to Section 2.3(d) and amounts payable to any Bank under Section 3.7), determined with respect to each such Bank by the ratio which the Commitment of such Bank bears to the Commitments of all the Banks, provided, that all reimbursement payments received by the Agent pursuant to Section 3.3 shall be retained by the Agent.

          (d) All payments to be made by the Company in respect of Bid Rate Letters of Credit shall be made directly to such Bank as provided by agreement between the Company and any Bank issuing such Bid Rate Letter of Credit.

          3.5 No Setoff or Deduction. All payments of principal and interest on the Loans and other amounts payable by the Company hereunder shall be made by the Company without setoff or counterclaim, and free and clear of, and without deduction or withholding for, or on account of, any present or future taxes, levies, imposts, duties, fees, assessments, or other charges of whatever nature, imposed by any governmental authority, or by any department, agency or other political subdivision or taxing authority.

          3.6 Payment on Non-Business Day; Payment Computations. Except as otherwise provided in this Agreement to the contrary, whenever any installment of principal of, or interest on, any Loan or any other amount due hereunder becomes due and payable on a day which is not a Business Day, the maturity thereof shall be extended to the next succeeding Business Day and, in the case of any installment of principal, interest shall be payable thereon at the rate per annum determined in accordance with this Agreement during such extension. Computations of interest and other amounts due under this Agreement shall be made on the basis of a year of 360 days (or 365 or 366 days, as the case may be, when determining the Floating Rate) for the actual number of days elapsed, including the first day but excluding the last day of the relevant period.

          3.7 Additional Costs. (a) In the event that any applicable law, treaty, rule or regulation (whether domestic or foreign) now or hereafter in effect and whether or not presently applicable to any Bank or the Agent, or any interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof, or compliance by any Bank or the Agent with any guideline, request or directive of any such authority (whether or not having the force of law), shall (i) affect the basis of taxation of payments to any Bank or the Agent of any amounts payable by the Company under this Agreement (other than taxes imposed on the overall net income of such Bank or the Agent, by the jurisdiction, or by any political subdivision or taxing authority of any such jurisdiction, in which such Bank or the Agent, as the case may be, has its principal office), or (ii) shall impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by any Bank or the Agent, or (iii) shall impose any other condition with respect to this Agreement, the Commitments, the Notes, the Loans or any Letter of Credit, and the result of any of the foregoing is to increase the cost to any Bank or the Agent, as the case may be, of making, funding or maintaining any Fixed Rate Loan or any Letter of Credit or to reduce the amount of any sum receivable by any Bank or the Agent, as the case may be, thereon, then the Company shall pay to such Bank or the Agent, as the case may be, from time to time, upon request by such Bank (with such request to be provided through the Agent) or by the Agent, additional amounts sufficient to compensate such Bank or the Agent, as the case may be, for such increased cost or reduced sum receivable, but only to the extent, in the case of any Fixed Rate Loan, such Bank or the Agent is not compensated therefor in the computation of the interest rate applicable to such Fixed Rate Loan. A statement as to the amount of such increased cost or reduced sum receivable, prepared in good faith and in reasonable detail by such Bank or the Agent, as the case may be, shall be submitted by such Bank (through the Agent) or by the Agent, as the case may be, to the Company, reasonably promptly after becoming aware of any event described in this Section 3.7(a).

          (b) In the event that after the Effective Date the adoption of or any change in any applicable law, treaty, rule or regulation (whether domestic or foreign) now or hereafter in effect and whether or not presently applicable to any Bank or the Agent, or any interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof, or compliance by any Bank or the Agent with any guideline, request or directive of any such authority (whether or not having the force of law), including any risk-based capital guidelines, affects or would affect the amount of capital required or expected to be maintained by such Bank or the Agent (or any corporation controlling such Bank or the Agent) and such Bank or the Agent, as the case may be, determines that the amount of such capital is increased by or based upon the existence of such Bank's or the Agent's obligations or Advances hereunder and such increase has the effect of reducing the rate of return on such Bank's or the Agent's (or such controlling corporation's) capital as a consequence of such obligations or Advances hereunder to a level below that which such Bank or the Agent (or such controlling corporation) could have achieved but for such circumstances (taking into consideration its policies with respect to capital adequacy) by an amount deemed by such Bank or the Agent to be material, then the Company shall pay to such Bank or the Agent, as the case may be, from time to time, upon request by such Bank (with such request to be provided through the Agent) or by the Agent, additional amounts sufficient to compensate such Bank or the Agent (or such controlling corporation) for any increase in the amount of capital and reduced rate of return which such Bank or the Agent reasonably determines to be allocable to the existence of such Bank's or the Agent's obligations or Advances hereunder. A statement as to the amount of such compensation, prepared in good faith and in reasonable detail by such Bank or the Agent, as the case may be, shall be submitted by such Bank (through the Agent) or by the Agent to the Company, reasonably promptly after becoming aware of any event described in this Section 3.7(b).

          3.8 Illegality and Impossibility. In the event that any applicable law, treaty, rule or regulation (whether domestic or foreign) now or hereafter in effect and whether or not presently applicable to any Bank, or any interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof, or compliance by any Bank with any guideline, request or directive of such authority (whether or not having the force of law), including without limitation exchange controls, shall make it unlawful or impossible for any Bank to maintain any Fixed Rate Loan under this Agreement, the Company shall upon receipt of notice thereof from such Bank (with such notice to be provided through the Agent), repay in full the then outstanding principal amount of each Fixed Rate Loan so affected, together with all accrued interest thereon to the date of payment, and all amounts owing to such Bank under Section 3.9, (a) on the last day of the then current Interest Period applicable to such Loan if such Bank may lawfully continue to maintain such Loan to such day, or (b) immediately if such Bank may not lawfully continue to maintain such Loan to such day.

          3.9 Indemnification. If the Company makes any payment of principal with respect to any Fixed Rate Loan on any other date than the last day of an Interest Period applicable thereto (whether pursuant to Section 3.8, Section 6.2 or otherwise), or if the Company fails to borrow any Fixed Rate Loan after notice has been given to the Banks in accordance with Section 2.4 or Section 2.7, or if the Company fails to make any payment of principal or interest in respect of a Fixed Rate Loan when due, the Company shall reimburse each Bank on demand for any resulting loss or expense incurred by each such Bank, including without limitation any loss incurred in obtaining, liquidating or employing deposits from third parties, whether or not such Bank shall have funded or committed to fund such Loan. A statement as to the amount of such loss or expense, prepared in good faith and in reasonable detail by such Bank and submitted by such Bank to the Company, shall be conclusive and binding for all purposes absent manifest error in computation. Calculation of all amounts payable to such Bank under this Section 3.9 shall be made as though such Bank shall have actually funded or committed to fund the relevant Fixed Rate Loan through the purchase of an underlying deposit in an amount equal to the amount of such Loan and having a maturity comparable to the related Interest Period and, in the case of any Eurodollar Rate Loan, through the transfer of such deposit from an offshore office of such Bank to a domestic office of such Bank in the United States of America; provided, however, that such Bank may fund any Fixed Rate Loan in any manner it sees fit and the foregoing assumption shall be utilized only for the purpose of calculation of amounts payable under this
Section 3.9.


                                                      ARTICLE IV

                                            REPRESENTATIONS AND WARRANTIES

          The Company represents and warrants to the Banks and the Agent that:

          4.1 Corporate Existence and Power. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, and is duly qualified to do business, and is in good standing, in all additional jurisdictions where the failure to so qualify could have a material adverse effect on the Company. The Company has all requisite corporate power to own or lease the properties used in its business and to carry on its business as now being conducted and as proposed to be conducted, and to execute and deliver this Agreement and the Notes and to engage in the transactions contemplated by this Agreement.

                                   PAGE 57
===============================================================================

===============================================================================
          4.2 Corporate Authority. The execution, delivery and performance by the Company of this Agreement and the Notes have been duly authorized by all necessary corporate action and are not in contravention of any law, rule or regulation, or of any judgment, decree, writ, injunction, order or award of any arbitrator, court or governmental authority, or of the terms of the Company's charter or by-laws, or of any contract or undertaking to which the Company is a party or by which the Company or its property may be bound or affected, and will not result in the imposition of any Lien except for Permitted Liens.

          4.3 Binding Effect. This Agreement is, and the Notes when delivered hereunder will be, legal, valid and binding obligations of the Company enforceable against the Company in accordance with their respective terms except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting enforcement of creditors rights generally.

          4.4 Subsidiaries. Schedule 4.4 hereto correctly sets forth the corporate name, jurisdiction of incorporation and ownership of each Subsidiary of the Company and indicates each Subsidiary which qualifies as a Significant Subsidiary. Each Subsidiary of the Company (including each corporation becoming a Subsidiary of the Company after the date hereof) is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation and is duly qualified to do business in each additional jurisdiction where the failure to so qualify could have a material adverse effect on such Subsidiary. Each Subsidiary of the Company has all requisite corporate power to own or lease the properties used in its business and to carry on its business as now being conducted and as proposed to be conducted. All outstanding shares of capital stock of each class of each Subsidiary of the Company have been validly issued and are fully paid and nonassessable and, except as otherwise indicated in Schedule 4.4 hereto or disclosed in writing to the Banks and the Agent from time to time, are and will be owned, beneficially and of record, by the Company or another Subsidiary of the Company free and clear of any Liens.

          4.5 Litigation. Except as set forth in Schedule 4.5 hereto, there is no action, suit or proceeding pending or, to the best of the Company's knowledge, threatened against or affecting the Company or any of its Subsidiaries before or by any court, governmental authority or arbitrator, which if adversely decided might result, either individually or collectively, in any material adverse change in the business, properties, operations or condition, financial or otherwise, of the Company and its Subsidiaries taken as a whole or in any material adverse effect on the legality, validity or enforceability of this Agreement or the Notes and, to the best of the Company's knowledge, there is no basis for any such action, suit or proceeding.

          4.6 Financial Condition. The consolidated balance sheet of the Company and its Subsidiaries and the consolidated statements of income, retained earnings and cash flows of the Company and its Subsidiaries for the fiscal year ended December 28, 1996, reported on by KPMG Peat Marwick, LLP, independent certified public accountants, and the interim consolidated balance sheet and interim consolidated statements of income, retained earnings and cash flows of the Company and its Subsidiaries, as of or for the six-month period ended on June 28, 1997, copies of which have been furnished to the Banks, fairly present, and the financial statements of the Company and its Subsidiaries delivered pursuant to Section 5.1(d) will fairly present, the consolidated financial position of the Company and its Subsidiaries as at the respective dates thereof, and the consolidated results of operations of the Company and its Subsidiaries for the respective periods indicated, all in accordance with generally accepted accounting principles consistently applied (subject, in the case of said interim statements, to year-end audit and subject, in the case of such statements delivered pursuant to Section 5.1(d), to the proviso of the definition of generally accepted accounting principles adjustments). There has been no material adverse change in the business, properties, operations or condition, financial or otherwise, of the Company and any of its Subsidiaries taken as a whole since June 28, 1997. Except as otherwise disclosed in Schedule 4.5, there is no material Contingent Liability of the Company that is not reflected in such financial statements or in the notes thereto.

          4.7 Use of Advances. The Company will use the proceeds of the Loans to refinance existing indebtedness, and for working capital, equipment financing and its other corporate purposes, including acquisitions mutually negotiated between the Company and the prospective seller, and will use Letter of Credit Advances principally for insurance purposes and for its other corporate purposes. Neither the Company nor any of its Subsidiaries extends or maintains, in the ordinary course of business, credit for the purpose, whether immediate, incidental, or ultimate, of buying or carrying margin stock (within the meaning of Regulation U of the Board of Governors of the Federal Reserve System), and no part of the proceeds of any Advance will be used for the purpose, whether immediate, incidental, or ultimate, of buying or carrying any such margin stock or maintaining or extending credit to others for such purpose. After applying the proceeds of each Advance margin stock will not constitute more than 25% of the value of the assets (either of the Company alone or of the Company and its Subsidiaries on a consolidated basis) that are subject to any provisions of this Agreement that may cause the Advance to be deemed secured, directly or indirectly, by margin stock.

          4.8 Consents, Etc. Except for such consents, approvals, authorizations, declarations, registrations or filings delivered by the Company pursuant to Section 2.5(f), if any, each of which is in full force and effect, no consent, approval or authorization of or declaration, registration or filing with any governmental authority, including without limitation the Interstate Commerce Commission or any state authority regulating motor carriers, or any nongovernmental person or entity, including without limitation any creditor, lessor or stockholder of the Company or any of its Subsidiaries, is required on the part of the Company or any of its Subsidiaries in connection with the execution, delivery and performance of this Agreement, the Notes or the transactions contemplated hereby or as a condition to the legality, validity or enforceability of this Agreement or the Notes.

          4.9 Taxes. The Company and its Subsidiaries have filed all material tax returns (federal, state and local) required to be filed (including extensions of time to file) with respect to the Company and its Subsidiaries, and all taxes shown thereon to be due by the Company or its Subsidiaries have been paid, including interest and penalties. The Company and its Subsidiaries have established adequate financial reserves on their respective books and records for payment of all material tax liabilities required to be paid by any of them or which are otherwise attributable to the activities of the Company and its Subsidiaries. Neither the Company nor any of its Subsidiaries knows of any actual or proposed tax assessment or deficiency which could result, either individually or collectively, in any material adverse effect on the business, properties, operations or condition, financial or otherwise, of the Company and its Subsidiaries taken as a whole, and, except as noted above, no extension of time for the assessment of deficiencies in any material federal or state tax has been granted by or on behalf of the Company or any Subsidiary.

          4.10 Title to Properties. Except as otherwise disclosed in the latest financial statements or in the notes thereto delivered pursuant to Section 4.6 or 5.1(d) of this Agreement, the Company or one or more of its Subsidiaries have good and marketable fee simple title to all of the real property, and a valid and indefeasible ownership interest in all of the other properties and assets, reflected in said balance sheet or subsequently acquired by the Company or any Subsidiary. All of such properties and assets are free and clear of any Lien except for Permitted Liens.

          4.11 ERISA. (a) The Company and its ERISA Affiliates and their respective Plans are in compliance in all material respects with those provisions of ERISA and of the Code which are applicable with respect to any such Plan. No Prohibited Transaction and no Reportable Event has occurred with respect to any such Plan which has resulted in or reasonably could result in liabilities of the Company or any ERISA Affiliate in an aggregate amount in excess of $5,000,000 (individually or taken together with other liabilities, payments or amounts referred to in this Section 4.11).

          (b) Neither the Company nor any of its ERISA Affiliates has incurred or reasonably expects to incur any withdrawal liability to any Multiemployer Plan which in the aggregate would require any payments exceeding $5,000,000 (individually or taken together with other liabilities, payments or amounts referred to in this Section 4.11), and none of them has been notified that any Multiemployer Plan to which any of them is making or accruing an obligation to contribute is in reorganization, is insolvent or is being terminated.

          (c) The Company and its ERISA Affiliates have met the minimum funding requirements under ERISA and the Code with respect to each of their respective Plans, if any, and have not incurred any liability to the PBGC or any Plan in an aggregate amount which exceeds $5,000,000 (individually or taken together with other liabilities, payments or amounts referred to in this Section 4.11). The aggregate Unfunded Benefit Liability of all Plans of the Company and its ERISA Affiliates does not exceed $5,000,000 (individually or taken together with other liabilities, payments or amounts referred to in this Section 4.11). The execution, delivery and performance of this Agreement and the Notes does not constitute a Prohibited Transaction.

          (d) The annual cost to the Company and its ERISA Affiliates for providing benefits to current and former employees under all welfare benefit plans (as defined in Section 3(1) of ERISA) does not and is not reasonably expected to materially and adversely affect the financial condition of the Company or any of its ERISA Affiliates.

          (e) Neither the Company nor any of its ERISA Affiliates has filed or reasonably expects to file a notice of intent to terminate any Plan, except in a standard termination (as defined in Section 4041(b) of ERISA). Neither the Company nor any of its ERISA Affiliates has any understanding or commitment, whether binding or not, to assume any responsibilities or liabilities, whether as Plan sponsor, employer or otherwise, of any Plan (including any Multiemployer
Plan) subject to Title IV of ERISA or to the minimum funding standards of
Section 412 of the Code (i) which has been established or maintained (or is deemed to be or have been established or maintained) by any Predecessor Company or (ii) to which any Predecessor Company has been required to contribute on behalf of any of its employees, where such responsibilities or liabilities could have a material adverse effect on the business, properties, operations or conditions, financial or otherwise, of the Company or any ERISA Affiliate taken as a whole.

          (f) All reports and other information provided pursuant to Section 5.1(d)(v) with respect to any Plan of the Company or its ERISA Affiliates are true and correct in all material respects as of the respective dates thereof and fairly present the funding status of each such Plan at such date.

          4.12 Disclosure. No report or other information furnished in writing or on behalf of the Company to any Bank or the Agent in connection with the negotiation or administration of this Agreement contains any material misstatement of a material fact or omits to state any material fact or any material fact necessary to make the statements contained therein not misleading in light of the circumstances under which they were made. Neither this Agreement or the Notes, nor any other document, certificate, or report or statement or other information furnished to any Bank or the Agent by or on behalf of the Company in connection with the transactions contemplated hereby contains any untrue statement of a material fact or omits to state a material fact in order to make the statements contained herein and therein not misleading in light of the circumstances under which they were made. There is no fact known to the Company which materially and adversely affects, or which in the future may (so far as the Company can now foresee) materially and adversely affect, the business, properties, operations or condition, financial or otherwise, of the Company or any Subsidiary, which has not been set forth in this Agreement or in the other documents, certificates, statements, reports and other information furnished in writing to the Banks and the Agent by or on behalf of the Company in connection with the transactions contemplated hereby.

          4.13 Environmental and Safety Matters. Except as described in Schedule
4.13 hereto or as disclosed pursuant to Section 5.1(d)(vii), (a) the Company and each Subsidiary of the Company is in compliance in all material respects with all applicable Environmental Laws and with all applicable laws, statutes and ordinances enacted by the United States of America or any foreign government, or by any state, province, municipality or other political subdivision thereof or therein, relating to transportation or occupational safety or health and any rules, regulations and standards promulgated pursuant thereto by any agency, regulatory authority or commission of any of the foregoing, and (b) neither the Company nor any of its Subsidiaries has received notice of any demand, claim, suit, suit in equity, action, administrative proceeding, investigation or inquiry, whether brought by any governmental authority, private person or other entity, arising under, relating to or in connection with any Environmental Laws (collectively, "potential environmental liabilities") and, to the best knowledge of the Company after due inquiry, none is threatened against the Company or any of its Subsidiaries and no basis exists therefor, except for potential environmental liabilities which, taken together with liabilities, costs or expenses expected to be incurred by the Company and its Subsidiaries arising under, relating to or in connection with any Environmental Laws (collectively, "existing environmental liabilities"), are not expected in good faith to result in liabilities, costs, or expenses to the Company or any of its Subsidiaries in excess of (i) $2,000,000 with respect to any single matter or (ii) $5,000,000 for all such matters in the aggregate.

                             ARTICLE V

                             COVENANTS

          5.1 Affirmative Covenants. The Company covenants and agrees that, until the Termination Date and thereafter until payment in full of the principal of and accrued interest on the Notes, termination of all Letters of Credit and the performance of all other obligations of the Company under this Agreement, unless the Required Banks shall otherwise consent in writing, it shall, and shall cause each of its Subsidiaries to:

===============================================================================

===============================================================================
          (a) Preservation of Corporate Existence, Etc. Do or cause to be done all things necessary to preserve, renew and keep in full force and effect its legal existence (except to the extent permitted by Section 5.2(d) or to the extent constituting a dissolution or liquidation of any Subsidiary of the Company in connection with any disposition of substantially all of its business, assets, rights, revenues and property otherwise permitted pursuant to Section 5.2(e)), and its qualification as a foreign corporation in good standing in each jurisdiction in which such qualification is necessary under applicable law and the rights, licenses, permits (including those required under Environmental
Laws), franchises, patents, copyrights, trademarks and trade names material to the conduct of its businesses; and defend all of the foregoing against all claims, actions, demands, suits or proceedings at law or in equity or by or before any governmental instrumentality or other agency or regulatory authority.

          (b) Compliance with Laws, Etc. (i) Comply in all material respects with all applicable laws, rules, regulations and orders of any governmental authority whether federal, state, local or foreign (including without limitation ERISA, the Code and Environmental Laws), in effect from time to time, and (ii) pay and discharge promptly when due all taxes, assessments and governmental charges or levies imposed upon it or upon its income, revenues or property, before the same shall become delinquent or in default, as well as all lawful claims for labor, materials and supplies or otherwise, which, if unpaid, might give rise to Liens upon such properties or any portion thereof, except to the extent that payment or enforcement of any of the foregoing is then being contested in good faith by appropriate legal proceedings and with respect to which adequate financial reserves have been established on the books and records of the Company or such Subsidiary.

          (c) Maintenance of Properties; Insurance. Maintain, preserve and protect all property that is material to the conduct of the business of the Company or any of its Subsidiaries and keep such property in good repair, working order and condition and from time to time make, or cause to be made all needful and proper repairs, renewals, additions, improvements and replacements thereto necessary in order that the business carried on in connection therewith may be properly conducted at all times in accordance with customary and prudent business practices for similar businesses; and maintain in full force and effect insurance with responsible and reputable insurance companies or associations in such amounts, on such terms and covering such risks, including fire and other risks insured against by extended coverage, as is usually carried by companies engaged in similar businesses and owning similar properties similarly situated and maintain in full force and effect public liability insurance, insurance against claims for personal injury or death or property damage occurring in connection with any of its activities or any of the properties owned, occupied or controlled by it, in such amount as it shall reasonably deem necessary or prudent, and maintain such other insurance as may be required by law.

          (d) Reporting Requirements. Furnish to the Agent (with sufficient copies for each Bank) the following:

                  (i) Promptly and in any event within three Business Days after becoming aware of the occurrence of (A) any Event of Default or Default, (B) the commencement of any material litigation against, by or affecting the Company or any of its Subsidiaries, and any material developments therein, or (C) entering into any material contract or undertaking that is not entered into in the ordinary course of business or (D) any development in the business or affairs of the Company or any of its Subsidiaries which has resulted in or which is likely, in the reasonable judgment of the Company, to result in a material adverse change in the business, properties, operations or condition, financial or otherwise of the Company or any of its Subsidiaries, a statement of the chief financial officer of the Company setting forth details of such Event of Default or such Default or such litigation or such material contract or undertaking or development and the action which the Company or such Subsidiary, as the case may be, has taken and proposes to take with respect thereto;

                  (ii) As soon as available and in any event within 60 days after the end of each of the first three fiscal quarters, and 90 days after the end of the fourth fiscal quarter, of each fiscal year of the Company, the consolidated balance sheet of the Company and its Subsidiaries as of the end of such quarter, and the related consolidated statements of income, retained earnings and cash flows for the period commencing at the end of the previous fiscal year and ending with the end of such quarter, setting forth in each case in comparative form the corresponding figures for the corresponding date or period of the preceding fiscal year, all in reasonable detail and duly certified (subject to year-end audit adjustments) by the chief financial officer of the Company as having been prepared in accordance with generally accepted accounting principles, together with a certificate of the chief financial officer of the Company stating (A) that no Event of Default or Default has occurred and is continuing or, if an Event of Default or such Default has occurred and is continuing, a statement setting forth the details thereof and the action which the Company has taken and proposes to take with respect thereto, and (B) that a computation (which computation shall accompany such certificate and shall be in reasonable detail) showing compliance with Section 5.1(g) and Section 5.2 (a),
(b), (c) and (e) hereof is in conformity with the terms of this Agreement;

                  (iii) As soon as available and in any event within 120 days after the end of each fiscal year of the Company, a copy of the consolidated balance sheet of the Company and its Subsidiaries as of the end of such fiscal year and the related consolidated statements of income, retained earnings and cash flows of the Company and its Subsidiaries for such fiscal year, with a customary audit report of KPMG Peat Marwick, or other independent certified public accountants selected by the Company and acceptable to the Required Banks, without qualifications unacceptable to the Required Banks, together with a certificate of such accountants stating (A) that they have reviewed this Agreement and stating further whether, in the course of their review of such financial statements, they have become aware of any Default or Event of Default of a financial nature or any other event or condition that could have a material adverse effect on the financial condition of the Company or any of its Subsidiaries, and, if such a Default or Event of Default or other event or condition then exists and is continuing, a statement setting forth the nature and status thereof, and (B) that a computation by the Company (which computation shall accompany such certificate and shall be in reasonable detail) showing compliance with Section 5.1(g) and Section 5.2 (a), (b), (c) and (e) hereof is in conformity with the terms of this Agreement;

                  (iv) Promptly after the sending or filing thereof, copies of all reports, proxy statements and financial statements which the Company or any of its Subsidiaries sends to or files with any of their respective security holders or any securities exchange or the Securities and Exchange Commission or any successor agency thereof;

                  (v) Promptly and in any event within 10 calendar days after receiving or becoming aware thereof:

                          (A)     a copy of each notice received concerning the
imposition of withdrawal liability against the Company or any of its ERISA Affiliates by any Multiemployer Plan; and

                          (B)     upon request by any Bank (with such request
made through the Agent) or by the Agent, promptly after the filing thereof pursuant to Section 104 of ERISA, copies of Schedule B (Actuarial Information) to each annual report filed by the Company or any of its ERISA Affiliates pursuant to said Section 104 with respect to any of their Plans;

                  (vi) Promptly and in any event within 10 days after receipt, a copy of any management letter, special audit report or comparable analysis prepared by the auditors for the Company or any of its Subsidiaries;

                  (vii) Promptly and in any event within ten calendar days after becoming aware thereof, notice of all potential environmental liabilities and existing environmental liabilities (as such terms are defined in Section 4.13), which, taken together, are expected in good faith to result in liabilities, costs or expenses to the Company or any of its Subsidiaries in excess of (A) $2,000,000 with respect to any single matter or (B) $5,000,000 for all such matters in the aggregate and, upon request of any Bank (with such request made through the Agent) or of the Agent, copies of all investigations, studies, sampling and testing undertaken in connection therewith; and

                  (viii) Promptly, such other information respecting the business, properties, operations or condition, financial or otherwise, of the Company or any of it Subsidiaries as any Bank (through the Agent) or the Agent may from time to time reasonably request.

          (e) Accounting, Access to Records, Books, Etc. Maintain a system of accounting established and administered in accordance with sound business practices to permit preparation of financial statements in accordance with generally accepted accounting principles and to comply with the requirements of this Agreement; and, during normal business hours and upon at least one Business Day's notice (which restrictions shall not apply, however, if an Event of Default has occurred and is continuing), permit any Bank (at such Bank's expense) or the Agent and any agents or representatives thereof to examine and make copies of and abstracts from the records and books of account of, and visit the properties of, the Company and its Subsidiaries, and to discuss the affairs, finances and accounts of the Company and its Subsidiaries with their respective directors, officers, employees and independent auditors, and by this provision the Company does hereby authorize such persons to discuss such affairs, finances and accounts with any Bank or the Agent or any of their respective agents or representatives. The Banks and the Agent agree to reasonably respect the confidential nature of the Company's affairs, finances and accounts disclosed pursuant to an investigation as described above. In view of the Company's expressed intention to hold periodic meetings with the Banks on at least an annual basis to provide further information with respect to the Company and its Subsidiaries not otherwise provided pursuant to regular reporting requirements of this Agreement and to provide an opportunity for the Banks to discuss the affairs, finances and accounts of the Company and its Subsidiaries with responsible officers thereof, it is currently anticipated that the foregoing visitation rights will be infrequently utilized by the Banks, except to the extent necessary to meet applicable regulatory guidelines.

          (f) Pari Passu Obligations. Ensure that all obligations and liabilities of the Company hereunder to the Banks and the Agent will rank at least pari passu with all of the Company's other unsecured and unsubordinated obligations and liabilities from time to time (including Contingent Liabilities), other than statutorily preferred indebtedness or liabilities.

          (g) Additional Security. Promptly cause each person becoming a Significant Subsidiary of the Company from time to time to execute and deliver to the Agent (with sufficient executed copies for each Bank), within 30 days after such person becomes a Significant Subsidiary, a Guaranty together with other related documents described in Section 2.5(a), (b), (c), (e) and (f), and, if at any time, the aggregate Total Assets of all Guarantors shall be less than 90% of the Consolidated Total Assets of the Company and its Subsidiaries, the Company shall cause one or more other Subsidiaries to execute and deliver a Guaranty to the Agent as may be necessary to reach the 90% of Consolidated Total Assets threshold. The Company shall notify the Agent, within 10 days after the occurrence thereof, of any person's becoming a Significant Subsidiary.

          (h) Further Assurances. Execute and deliver to the Agent (with sufficient copies for each Bank) within 30 days after request therefor by the Agent or the Required Banks (through the Agent), all further instruments and documents and take all further action that may be reasonably necessary or desirable, or that the Agent or the Required Banks may reasonably request, in order to give effect to, and to aid in the exercise and enforcement of the rights and remedies of the Banks and the Agent under, this Agreement, the Notes and the Guaranties. In addition, the Company agrees to deliver to the Agent (with sufficient copies for each Bank) from time to time upon the acquisition or creation of any Subsidiary not listed in Schedule 4.4 hereto supplements to
Schedule 4.4 such that such Schedule, together with such supplements, shall at all times accurately reflect the information provided for thereon.


          5.2 Negative Covenants. Until the Termination Date and thereafter until payment in full of the principal of and accrued interest on the Notes, termination of all Letters of Credit and the performance of all other obligations of the Company under this Agreement, the Company agrees that, unless the Required Banks shall otherwise consent in writing it shall not, and shall not permit any of its Subsidiaries to:

          (a) Net Worth. Permit or suffer Consolidated Net Worth of the Company and its Subsidiaries at any time from and including the Effective Date or at any time thereafter to be less than $300,000,000.

          (b) Funded Debt to Adjusted Cash Flow. Permit or suffer the ratio of Consolidated Funded Debt of the Company and its Subsidiaries to Consolidated Adjusted Cash Flow of the Company and its Subsidiaries for the four most recently completed fiscal quarters of the Company to be more than 3.0 to 1.0 at any time.

          (c) Liens. Create, incur or suffer to exist any Lien on any of the assets, rights, revenues or property, real, personal or mixed, tangible or intangible, whether now owned or hereafter acquired, of the Company or any of its Subsidiaries, other than Liens arising in favor of the Banks and the Agent in connection with this Agreement or any of the following:

                  (i) Liens for taxes not delinquent or for taxes being contested in good faith by appropriate proceedings and as to which adequate financial reserves have been established on its books and records;

                  (ii) Liens (other than any Lien imposed by ERISA or the Code) created and maintained in the ordinary course of business which do not secure obligations exceeding $5,000,000 in the aggregate and which would not have a material adverse effect on the business or operations of the Company or any of its Subsidiaries and which constitute (A) pledges or deposits under worker's compensation laws, unemployment insurance laws or similar legislation, (B) good faith deposits in connection with bids, tenders, contracts or leases to which the Company or any of its Subsidiaries is a party for a purpose other than borrowing money or obtaining credit, including rent security deposits,
          (C) Liens imposed by law, such as those of carriers, warehousemen and mechanics, if payment of the obligation secured thereby is not yet due, (D) Liens securing taxes, assessments or other governmental charges or levies not yet subject to penalties for nonpayment, and (E) pledges or deposits to secure public or statutory obligations of the Company or any of its Subsidiaries, or surety, customs or appeal bonds to which the Company or any of its Subsidiaries is a party;

                  (iii) Liens affecting real property which constitute minor survey exceptions or defects or irregularities in title, minor encumbrances, easements or reservations of, or rights of others for, rights of way, sewers, electric lines, telegraph and telephone lines and other similar purposes, or zoning or other restrictions as to the use of such real property, provided that all of the foregoing, in the aggregate, do not at any time materially detract from the value of said properties or materially impair their use in the operation of the businesses of the Company or any of its Subsidiaries;

                  (iv) Each Lien described in Schedule 5.2 hereto which may be suffered to exist upon the same terms as those existing on the date hereof, but no extension or renewal thereof shall be permitted;

                  (v) Any Lien created to secure payment of a portion of the purchase price of, or existing at the time of acquisition of, any tangible fixed asset acquired by the Company or any of its Subsidiaries (including the refinancing of such acquisition cost) may be created or suffered to exist upon such fixed asset if the outstanding principal amount of the Indebtedness secured by such Lien does not at any time exceed the purchase price paid by the Company or such Subsidiary for such fixed asset, provided that such Lien does not encumber any other asset at any time owned by the Company or such Subsidiary, and provided, further, that not more than one such Lien shall encumber such fixed asset at any one time;

                  (vi) The interest or title of a lessor under any lease, otherwise permitted under this Agreement and incurred in the ordinary course of business, with respect to the property subject to such lease to the extent performance of the obligations of the Company or its Subsidiary thereunder are not delinquent, and, without limiting the generality of the foregoing, including such interest or title under any qualified motor vehicle operating agreement as defined in the Code and leases of personalty for operating purposes; and

                  (vii) Any Lien existing on any property of any corporation at the time it becomes a Subsidiary of the Company, or existing prior to the time of acquisition upon any property acquired by the Company or any Subsidiary through purchase, merger or consolidation or otherwise to the extent permitted by Section 5.2(d), whether or not assumed by the Company or such Subsidiary, provided that (A) any such Lien shall not encumber any other property of the Company or such Subsidiary, (B) the obligations secured by Liens permitted by this Section 5.2(c)(vii) do not secure an aggregate amount for the Company and its Subsidiaries in excess of 10% of the Consolidated Total Assets of the Company and its Subsidiaries at any time, and (C) such Lien is incurred in the ordinary course of business and not in anticipation of such corporation becoming a Subsidiary of the Company or of such property being so acquired; and

                  (viii) Liens (other than those specified in subsections (i) through (vii) above) securing an aggregate amount for the Company and its Subsidiaries of not more than $5,000,000.

          (d) Merger; Purchase of Assets; Acquisitions; Etc. Purchase or otherwise acquire, whether in one or a series of transactions, all or a substantial portion of the business assets, rights, revenues or property, real, personal or mixed, tangible or intangible, of any person, or all or a substantial portion of the capital stock of or other ownership interest in any other person; nor merge or consolidate or amalgamate with any other person or take any other action having a similar effect, nor enter into any joint venture or similar arrangement with any other person, provided, however, that this
Section 5.2(d) shall not prohibit any merger, acquisition or purchase of stock or other ownership interest to the extent otherwise permitted under this Agreement if (i) in the case of any merger, consolidation or amalgamation, the Company shall be the surviving or continuing corporation thereof, (ii) immediately after such merger, acquisition or purchase, no Default or Event of Default shall exist or shall have occurred and be continuing, and (iii) in the event such transaction would result in the Company or any of its ERISA Affiliates assuming new or further liability under a Multiemployer Plan exceeding $10,000,000, the prior written consent of the Required Banks to such transaction has been obtained, which consent shall not be unreasonably withheld.

          (e) Disposition of Assets; Etc. Sell, lease, license, transfer, assign or otherwise dispose of all or a substantial portion of its business, assets, rights, revenues or property, real, personal or mixed, tangible or intangible, whether in one or a series of transactions, other than inventory sold in the ordinary course of business upon customary credit terms and sales of scrap or obsolete material or equipment, provided, however, that this Section 5.2(e) shall not prohibit any such sale, lease, license, transfer, assignment or other disposition if made by the Company or any of its wholly-owned Subsidiaries to the Company or one of its wholly-owned Subsidiaries or if (i) the board of directors of the selling entity by resolution has determined that the consideration to be received by the selling entity in respect thereof represents the fair market value of the assets sold or the interests granted thereby, (ii) the aggregate book value (disregarding any write-downs of such book value other than ordinary depreciation and amortization) of all of the business, assets, rights, revenues and property disposed of after the date of this Agreement shall be less than five percent (5%) of such aggregate book value of the Total Assets of the Company and its Subsidiaries on a consolidated basis on the date of this Agreement, and (iii) immediately after each such transaction, no Default or Event of Default shall exist or shall have occurred and be continuing.

          (f) Restricted Payments. Make or otherwise authorize any Restricted Payment to any Affiliate of the Company (other than a Subsidiary of the Company) or any Person who engages in purchasing, selling, or leasing commercial aircraft, provided, however, that this clause shall not prohibit the transactions by the Company otherwise permitted pursuant to the last sentence of
Section 5.2(d).

          (g) Transactions with Affiliates. Enter into, become a party to, or become liable in respect of, any contract or undertaking with any Affiliate except in the ordinary course of business and on terms not materially less favorable to the Company or such Subsidiary than those which could be obtained if such contract or undertaking were an arms length transaction with a person other than an Affiliate, provided, however, that this clause shall not prohibit the transactions by the Company otherwise permitted pursuant to the last sentence of Section 5.2(d).

          (h) Nature of Business. Make any substantial change in the nature of its business from that engaged in on the Effective Date of this Agreement, or engage in any other businesses other than those in which it is engaged on the Effective Date of this Agreement which would result in such a substantial change, provided, however, that this clause shall not prohibit the transactions by the Company otherwise permitted pursuant to the last sentence of Section 5.2(d).

                                  ARTICLE VI.

                                   DEFAULT

          6.1 Events of Default. The occurrence of any one of the following events or conditions shall be deemed an "Event of Default" hereunder unless waived by the Required Banks pursuant to Section 8.1:



===============================================================================

===============================================================================
          (a) Nonpayment. The Company shall fail to pay when due any principal of or interest on the Notes, or any reimbursement obligation under Section 3.3 (whether by deemed disbursement of a Revolving Credit Loan or otherwise), or any reimbursement obligation with respect to any Bid Rate Letter of Credit, or any fees or any other amount payable hereunder, and such failure (other than failure to pay principal or any reimbursement obligation) shall remain unremedied for two Business Days after the date when due; or

          (b) Misrepresentation. Any representation or warranty made by the Company in Article IV hereof or by any Guarantor in any Guaranty, or any other certificate, report, financial statement or other document furnished by or on behalf of the Company in connection with this Agreement, shall prove to have been incorrect in any material respect when made or deemed made; or

          (c) Certain Covenants. The Company or any Subsidiary shall fail to perform or observe any term, covenant or agreement contained in Section 5.1(a), 5.1 (d) (i) (A) or 5.2 hereof; or

          (d) Other Defaults. The Company or any Subsidiary or Guarantor shall fail to perform or observe any other term, covenant or agreement (not referred to in subsections (a) through (c) of this Section 6.1) contained in this Agreement or in any Guaranty, and any such failure shall remain unremedied for 15 calendar days after written notice thereof shall have been given to the Company by the Agent; or

          (e) Cross Default. The Company or any of its Subsidiaries shall fail to pay any part of the principal of, the premium, if any, or the interest on, or any other payment of money due under, any of its Indebtedness (other than Indebtedness hereunder or Indebtedness for operating leases incurred in the ordinary course of business) beyond any period of grace provided with respect thereto, which individually or together with other such Indebtedness (or Indebtedness for such operating leases) as to which any failure under this paragraph exists has an aggregate outstanding principal amount in excess of $5,000,000; or if the Company or any of its Subsidiaries fails to perform or observe any term, covenant or agreement (including payment obligations) contained in any agreement, document or instrument evidencing or securing any of its Indebtedness (other than Indebtedness hereunder but including Indebtedness for operating leases incurred in the ordinary course of business), beyond any period of grace provided with respect thereto, which individually or together with other such Indebtedness (including Indebtedness for such operating leases) as to which any failure under this paragraph exists has an aggregate principal amount in excess of $5,000,000, if the effect of such failure is to cause, or permit the holders of such Indebtedness (or a trustee on behalf of such holders) to cause, any payment in respect of such Indebtedness to become due prior to its due date; or

          (f) Judgments. One or more judgments or orders for the payment of money in an aggregate amount of $6,000,000 shall be rendered against the Company or any of its Subsidiaries, or any other judgment or order (whether or not for the payment of money) shall be rendered against or shall affect the Company or any of its Subsidiaries which causes or could cause a material adverse change in the business, properties, operations or condition, financial or otherwise, of the Company or any of its Subsidiaries or which does or could have a material adverse effect on the legality, validity or enforceability of this Agreement, the Notes or the Guaranties, and either (i) such judgment or order shall have remained unsatisfied and the Company or such Subsidiary shall not have taken action necessary to stay enforcement thereof by reason of pending appeal or otherwise, prior to the expiration of the applicable period of limitations for taking such action or, if such action shall have been taken, a final order denying such stay shall have been rendered, or (ii) enforcement proceedings shall have been commenced by any creditor upon any such judgment or order; or

          (g) ERISA. The occurrence of a Reportable Event that results in or could result in liability of the Company or its ERISA Affiliates to the PBGC or to any Plan in an aggregate amount in excess of $5,000,000 (individually or taken together with all other liabilities, payments and amounts referred to in this paragraph) and such Reportable Event is not corrected within thirty (30) days after the occurrence thereof; or the occurrence of any Reportable Event which could result in the appointment by the appropriate United States District Court of a trustee to administer any such Plan and such Reportable Event is not corrected within thirty (30) days after the occurrence thereof; or the filing by the Company or any of its ERISA Affiliates of a notice of intent to terminate a Plan or the institution of other proceedings to terminate a Plan other than a standard termination as defined in Section 4041(b) of ERISA; or the Company or any of its ERISA Affiliates shall fail to pay when due any liability to the PBGC or to a Plan in an aggregate amount in excess of $5,000,000 (individually or taken together with all other liabilities, payments and amounts referred to in this paragraph); or the PBGC shall have instituted proceedings to terminate, or to cause a trustee to be appointed to administer, any Plan of the Company or its ERISA Affiliates; or the Company or any of its ERISA Affiliates engages in a Prohibited Transaction with respect to any Plan which results in or could result in liability of the Company or any ERISA Affiliates in an aggregate amount in excess of $5,000,000 (individually or taken together with all other liabilities, payments and amounts referred to in this paragraph); or the Company or any of its ERISA Affiliates shall fail to make any required contribution when due to any Multiemployer Plan and such failure continues for a period of thirty (30) days after such contribution becomes due; or a proceeding is instituted by a fiduciary or sponsor of any Multiemployer Plan to which the Company or any of its ERISA Affiliates contributes or is required to contribute to collect contributions from the Company or any ERISA Affiliate pursuant to Section 515 of ERISA and such proceeding is not dismissed within thirty (30) days of the filing; or the Company or any of its ERISA Affiliates completely or partially withdraws from any Multiemployer Plan and the aggregate amount of withdrawal liability to which the Company and its ERISA Affiliates become obligated to all Multiemployer Plans requires payments in excess of $5,000,000 (individually or taken together with all other liabilities, payments and amounts referred to in this paragraph); or the Company or any of its ERISA Affiliates is notified by the fiduciary or sponsor of any Multiemployer Plan that such Multiemployer Plan is in reorganization or is being terminated or liquidated under Title IV of ERISA and as a result of such reorganization, termination or liquidation the aggregate contribution of the Company and its ERISA Affiliates to all Multiemployer Plans that are being reorganized, terminated or liquidated has been or will be increased over amounts paid in previous calendar years by an amount exceeding $5,000,000 (individually or taken together with all other liabilities, payments and amounts referred to in this paragraph); or failure by the Company or any of their ERISA Affiliates to make a required installment or other payment to any Plan within the meaning of Section 302(f) of ERISA or
Section 412(n) of the Code that results in or could result in liability of the Company or any of its ERISA Affiliates to the PBGC or any Plan in an aggregate amount in excess of $5,000,000 (individually or taken together with all other liabilities, payments and amounts referred to in this paragraph); or the withdrawal of the Company or any of its ERISA Affiliates from a Plan during a plan year in which it was a "substantial employer" as defined in Section 4001(a)(2) of ERISA; or

          (h) Insolvency, Etc. The Company or any of its Subsidiaries shall be dissolved or liquidated (other than a dissolution or liquidation of any Subsidiary of the Company in connection with any disposition of substantially all of its business, assets, rights, revenues and property otherwise permitted pursuant to Section 5.2(e)), or any judgment, order or decree therefor shall be entered, or the Company or any of its Subsidiaries shall generally not pay its debts as they become due, or shall admit in writing its inability to pay its debts generally, or shall make a general assignment for the benefit of creditors, or shall institute, or there shall be instituted against the Company or any of its Subsidiaries, any proceeding or case seeking to adjudicate it a bankrupt or insolvent or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief or protection of debtors or seeking the entry of an order for relief, or the appointment of a receiver, trustee, custodian or other similar official for it or for any substantial part of its assets, rights, revenues or property, and, if such proceeding is instituted against the Company or such Subsidiary and is being contested by the Company or such Subsidiary, as the case may be, in good faith by appropriate proceedings, such proceeding shall remain undismissed or unstayed for a period of 60 days; or the Company or such Subsidiary shall take any action (corporate or other) to authorize or further any of the actions described above in this subsection; or

          (i) Guaranty. Any material provision of any Guaranty shall at any time for any reason cease to be valid and binding and enforceable against any obligor thereunder, or the validity, binding effect or enforceability thereof shall be contested by any person, or any obligor shall deny that it has any or further liability or obligation thereunder, or any Guaranty shall be terminated, invalidated or set aside, or be declared ineffective or inoperative or in any way cease to give or provide to the Banks and the Agent the benefits purported to be created thereby; or

          (j)     Change of Control.  Any Change in Control shall occur.

          6.2     Remedies.

          (a) Upon the occurrence and during the continuance of any Event of Default, the Agent may and, upon being directed to do so by the Required Banks, shall by notice to the Company (i) terminate the Commitments or (ii) declare the outstanding principal of, and accrued interest on, the Notes, all unpaid reimbursement obligations in respect of drawings under Letters of Credit and all other amounts owing under this Agreement to be immediately due and payable, or
(iii) demand immediate delivery of cash collateral, and the Company agrees to deliver such cash collateral upon demand, in an amount equal to the maximum amount that may be available to be drawn at any time prior to the stated expiry of all outstanding Letters of Credit, or any one or more of the foregoing, whereupon the Commitments shall terminate forthwith and all such amounts, including such cash collateral, shall become immediately due and payable, as the case may be, provided that in the case of any event or condition described in
Section 6.1(h) with respect to the Company, the Commitments shall automatically terminate forthwith and all such amounts, including such cash collateral, shall automatically become immediately due and payable without notice; in all cases without demand, presentment, protest, diligence, notice of dishonor or other formality, all of which are hereby expressly waived. The Company hereby grants to the Banks and the Agent a lien on and security interest in such cash collateral delivered in respect of outstanding Letters of Credit, which shall be deposited in a special cash collateral account to be held by the Agent as collateral security for the payment and performance of all of the Company's obligations to the Banks and the Agent under this Agreement.

          (b) The Agent may and, upon being directed to do so by the Required Banks, shall, in addition to the remedies provided in Section 6.2(a), exercise and enforce any and all other rights and remedies available to it or the Banks, whether arising under this Agreement, the Notes, the Guaranties or under applicable law, in any manner deemed appropriate by the Agent, including suit in equity, action at law, or other appropriate proceedings, whether for the specific performance (to the extent permitted by law) of any covenant or agreement contained in this Agreement or in the Notes or in the Guaranties or in aid of the exercise of any power granted in this Agreement or in the Notes or in the Guaranties.

          (c) Upon the occurrence and during the continuance of any Event of Default, each Bank may at any time and from time to time, without notice to the Company (any requirement for such notice being expressly waived by the Company) set off and apply against any and all of the obligations of the Company now or hereafter existing under this Agreement, whether owing to such Bank or any other Bank or the Agent, when due, any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Bank to or for the credit or the account of the Company and any property of the Company from time to time in possession of such Bank, irrespective of whether or not such deposits held or indebtedness owing by such Bank may be contingent and unmatured. The Company hereby grants to the Banks and the Agent a lien on and security interest in all such deposits, indebtedness and property as collateral security for the payment and performance of all of the obligations of the Company under this Agreement. The rights of each Bank under this Section 6.2(c) are in addition to other rights and remedies (including, without limitation, other rights of setoff) which such Bank may have.


                             ARTICLE VII

                         THE AGENT AND THE BANKS

          7.1 Appointment and Authorization. Each Bank hereby irrevocably appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement, the Notes and the Guaranties as are delegated to the Agent by the terms hereof or thereof, together with all such powers as are reasonably incidental thereto. The provisions of this Article VII are solely for the benefit of the Agent and the Banks, and the Company shall not have any rights as a third party beneficiary of any of the provisions hereof. In performing its functions and duties under this Agreement, the Agent shall act solely as agent of the Banks and does not assume and shall not be deemed to have assumed any obligation towards or relationship of agency or trust with or for the Company.

===============================================================================

===============================================================================
          7.2 Agent and Affiliates. NBD Bank in its capacity as a Bank hereunder shall have the same rights and powers hereunder as any other Bank and may exercise or refrain from exercising the same as though it were not the Agent. NBD Bank and its affiliates may (without having to account therefor to any Bank) accept deposits from, lend money to, and generally engage in any kind of banking, trust, financial advisory or other business with the Company or any Subsidiary of the Company as if it were not acting as Agent hereunder, and may accept fees and other consideration therefor without having to account for the same to the Banks.

          7.3 Scope of Agent's Duties. The Agent shall have no duties or responsibilities except those expressly set forth herein, and shall not, by reason of this Agreement, have a fiduciary relationship with any Bank, and no implied covenants, responsibilities, duties, obligations or liabilities shall be read into this Agreement or shall otherwise exist against the Agent. As to any matters not expressly provided for by this Agreement (including, without limitation, collection and enforcement action under the Notes and the Guaranties), the Agent shall not be required to exercise any discretion or take any action, but may request written instructions from the Required Banks. The Agent shall act in accordance with such written instructions and shall in all cases be fully protected in acting, or in refraining from acting, pursuant to the written instructions of the Required Banks, which instructions and any action or omission pursuant thereto shall be binding upon all of the Banks; provided, however, that the Agent shall not be required to act or omit to act if, in the judgment of the Agent, such action or omission may expose the Agent to personal liability or is contrary to this Agreement, the Notes or the Guaranties or applicable law.

          7.4 Reliance by Agent. The Agent shall be entitled to rely upon any certificate, notice, document or other communication (including any cable, telegram, telex, facsimile transmission or oral communication) believed by it to be genuine and correct and to have been sent or given by or on behalf of a proper person. The Agent may treat the payee of any Note as the holder thereof. The Agent may employ agents and may consult with legal counsel (who may be counsel for the Company), independent public accountants and other experts selected by it and shall not be liable to the Banks, except as to money or property received by it or its authorized agents, for the negligence or misconduct of any such agent selected by it with reasonable care or for any action taken or omitted to be taken by it in good faith in accordance with the advice of such counsel, accountants or experts.

          7.5 Default. The Agent shall not be deemed to have knowledge of the occurrence of any Default or Event of Default, unless the Agent has received written notice from a Bank or the Company specifying such Default or Event of Default and stating that such notice is a "Notice of Default". In the event that the Agent receives such a notice, the Agent shall give written notice thereof to the Banks.

          7.6 Liability of Agent. Neither the Agent nor any of its directors, officers, agents, or employees shall be liable to the Banks for any action taken or not taken by it or them in connection herewith with the consent or at the request of the Required Banks or in the absence of its or their own gross negligence or willful misconduct. Neither the Agent nor any of its directors, officers, agents or employees shall be responsible for or have any duty to ascertain, inquire into or verify (a) any recital, statement, warranty or representation contained in this Agreement, any Note or any Guaranty, or in any certificate, report, financial statement or other document furnished in connection with this Agreement, (b) the performance or observance of any of the covenants or agreements of the Company or any of its Subsidiaries or any Guarantor, (c) the satisfaction of any condition specified in Article II hereof, except as disclosed by documents delivered pursuant thereto, or (d) the validity, effectiveness, legal enforceability, value or genuineness of this Agreement, the Notes, the Guaranties or any other instrument or document furnished in connection herewith.

          7.7 Nonreliance on Agent and Other Banks. Each Bank acknowledges and agrees that it has, independently and without reliance on the Agent or any other Bank, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Company and decision to enter into this Agreement and that it will, independently and without reliance upon the Agent or any other Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decision in taking or not taking action under this Agreement. The Agent shall not be required to keep itself informed as to the performance or observance by the Company, any of its Subsidiaries or any Guarantor of this Agreement, the Notes, the Guaranties or any other documents referred to or provided for herein or to inspect the properties or books of the Company or any of its Subsidiaries or any Guarantor and, except for notices, reports and other documents and information expressly required to be furnished to the Banks by the Agent hereunder, the Agent shall not have any duty or responsibility to provide any Bank with any information concerning the affairs, financial condition or business of the Company or any of its Subsidiaries which may come into the possession of the Agent or any of its affiliates.

          7.8 Indemnification. The Banks agree to indemnify the Agent (to the extent not reimbursed by the Company, but without limiting any obligation of the Company to make such reimbursement), ratably according to the respective principal amounts of the Advances then outstanding made by each of them (or if no Advances are at the time outstanding, ratably according to the respective amounts of their Commitments), from and against any and all claims, damages, losses, liabilities, and reasonable costs or expenses, of any kind or nature whatsoever (including, without limitation, reasonable fees and disbursements of counsel) which may be imposed on, incurred by, or asserted against the Agent in any way relating to or arising out of this Agreement or the transactions contemplated hereby or any action taken or omitted by the Agent under this Agreement, provided, however, that no Bank shall be liable for any portion of such claims, damages, losses, liabilities, costs or expenses resulting from the Agent's gross negligence or willful misconduct. Without limitation of the foregoing, each Bank agrees to reimburse the Agent promptly upon demand for its ratable share of any reasonable out-of-pocket expenses (including, without limitation, reasonable fees and expenses of counsel) incurred by the Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, to the extent that the Agent is not reimbursed for such expenses by the Company, but without limiting the obligation of the Company to make such reimbursement. Each Bank agrees to reimburse the Agent promptly upon demand for its ratable share of any amounts owing to the Agent by the Banks pursuant to this Section. If the indemnity furnished to the Agent under this Section shall, in the judgment of the Agent, be insufficient or become impaired, the Agent may call for additional indemnity from the Banks and cease, or not commence, to take any action until such additional indemnity if furnished.

          7.9 Resignation of Agent. The Agent may resign as such at any time upon thirty days' prior written notice to the Company and the Banks. In the event of any such resignation, the Required Banks shall, by an instrument in writing delivered to the Company and the Agent, appoint a successor, which shall be a commercial bank organized under the laws of the United States or any State thereof and having a combined capital and surplus of at least $500,000,000. If a successor is not so appointed or does not accept such appointment before the Agent's resignation becomes effective, the resigning Agent may appoint a temporary successor to act until such appointment by the Required Banks is made and accepted or if no such temporary successor is appointed as provided above by the resigning Agent, the Required Banks shall thereafter perform all the duties of the Agent hereunder until such appointment by the Required Banks is made and accepted. Any successor to the Agent shall execute and deliver to the Company and the Banks an instrument accepting such appointment and thereupon such successor Agent, without further act, deed, conveyance or transfer shall become vested with all of the properties, rights, interests, powers, authorities and obligations of its predecessor hereunder with like effect as if originally named as Agent hereunder. Upon request of such successor Agent, the Company and the resigning Agent shall execute and deliver such instruments of conveyance, assignment and further assurance and do such other things as may reasonably be required for more fully and certainly vesting and confirming in such successor Agent all such properties, rights, interests, powers, authorities and obligations. The provisions of this Article VII shall thereafter remain effective for such resigning Agent with respect to any actions taken or omitted to be taken by such Agent while acting as the Agent hereunder.

          7.10 Sharing of Payments. If any Bank, whether by setoff or otherwise, has payment made to it upon its share of any Advance in a greater proportion than that received by any other Bank, such Bank agrees, promptly upon demand, to purchase a portion of the Advance held by the other Banks so that after such purchase each Bank will hold its ratable portion of the Advances. The Banks further agree among themselves that if payment to a Bank obtained by such Bank through the exercise of a right of set-off, banker's lien, counterclaim or otherwise as aforesaid shall be rescinded or must otherwise be restored, each Bank which shall have shared the benefit of such payment shall, by repurchase of participations theretofore sold, return its share of that benefit to each Bank whose payment shall have been rescinded or otherwise restored. The Company agrees that any Bank so purchasing such a participation may, to the fullest extent permitted by law, exercise all rights of payment, including set-off, banker's lien or counterclaim, with respect to such participation as fully as if such Bank were a holder of such Advance or other obligation in the amount of such participation. Except as otherwise expressly provided in this Agreement, if any Bank or the Agent shall fail to remit to the Agent or any other Bank an amount payable by such Bank or the Agent to the Agent or such other Bank pursuant to this Agreement on the date when such amount is due, such payments shall be made together with interest thereon for each date from the date such amount is due until the date such amount is paid to the Agent or such other Bank at a rate per annum equal to the rate at which borrowings are available to the payee in its overnight federal funds market.

          7.11 Withholding Taxes. At least five Business Days prior to the first date on which interest or fees are payable hereunder for the account of any Bank, each Bank that is not incorporated under the laws of the United States of America or a state thereof agrees that it will deliver to each of the Company and the Agent two duly completed copies of the United States Internal Revenue Service Form 1001 or 4224, certifying in either case that such Bank is entitled to receive payments under this Agreement and the Notes without deduction or withholding of any United States federal income taxes. Each Bank which so delivers a Form 1001 or 4224 further undertakes to deliver to each of the Company and the Agent two additional copies of such form (or a successor form) on or before the date that such form expires or becomes obsolete or after the occurrence of any event requiring a change in the most recent form so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably required by the Company or the Agent, in each case certifying that such Bank is entitled to receive payments under this Agreement and the Notes without deduction or withholding of any United States federal income taxes, unless an event (including without limitation any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Bank from duly completing and delivering any such form with respect to it and such Bank advises the Borrower and the Agent that it is not capable of receiving payments without any deduction or withholding of United States federal income tax.

                                  ARTICLE VIII

                                 MISCELLANEOUS


                       IRREVOCABLE GUARANTY AND INDEMNITY



          8.1 Amendments, Etc. (a) No amendment, modification, termination or waiver of any provision of this Agreement nor any consent to any departure therefrom, shall be effective unless the same shall be in writing and signed by the Required Banks and, to the extent any rights or duties of the Agent may be affected thereby, the Agent, provided, however, that no such amendment, modification, termination, waiver or consent shall, without the consent of the Agent and all of the Banks, (i) authorize or permit the extension of time for, or any reduction of the amount of, any payment of the principal of, or interest on, the Notes or any Letter of Credit reimbursement obligation, or any fees or other amount payable hereunder, or (ii) amend, terminate or extend the respective Commitments of any Bank set forth on the signature pages hereof or modify the provisions of this Section regarding the taking of any action under this Section or the provisions of Section 7.10, Section 8.6, Section 8.14 or the definition of Required Banks or (iii) release any Guarantor from its liabilities and obligations pursuant to any Guaranty.

          (b) Any such amendment, waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

          8.2 Notices. (a) Except as otherwise provided in Section 8.2(c) hereof, all notices and other communications hereunder shall be in writing and shall be delivered or sent to the Company at 9700 Higgins Road, Suite 570, Rosemont, Illinois 60018, Attention: Senior Vice President-Finance and Chief Financial Officer, Facsimile No. (847) 696-2080, Confirmation No. (847) 696-0200, with a copy to Sachnoff & Weaver, Ltd., 30 South Wacker Drive, 29th Floor, Chicago, Illinois 60606-7484, Attention: Austin Hirsch, Facsimile No.
(312) 207-6400, Confirmation No. (312) 207-1000, and to the Agent and the Banks at the respective addresses and numbers for notices set forth on the signature pages hereof, or to such other address as may be designated by the Company, the Agent or any Bank by notice to the other parties hereto. All notices and other communications shall be deemed to have been given at the time of actual delivery thereof to such address, or if sent by certified or registered mail, postage prepaid, to such address, on the third day after the date of mailing, or in the case of telex notice, upon receipt of the appropriate answerback, provided, however, that notices to the Agent pursuant to Sections 2.4, 2.7 or 3.1 shall not be effective until received.

          (b) Notices by the Company to the Agent with respect to terminations or reductions of the Commitments pursuant to Section 2.2, requests for Advances pursuant to Section 2.4, requests for conversions of Floating Rate Loans pursuant to Section 2.7, and notices of prepayment pursuant to Section 3.1 shall be irrevocable and binding on the Company.

          (c) Any notice to be given by the Company to the Agent pursuant to Sections 2.4, 2.7 or 3.1 and any notice to be given by the Agent or any Bank hereunder, may be given by telephone, and all such notices must be confirmed within two Business Days by facsimile in the manner provided in Section 8.2(a). Any such notice given by telephone shall be deemed effective upon receipt of such telephone notice by the party to whom such notice is to be given.

          (d) The Company shall be entitled to rely upon any notice believed by it to be genuine and correct and to have been given by the Agent on its own behalf or on behalf of the Banks or any of them.

          8.3 No Waiver By Conduct; Remedies Cumulative. No course of dealing on the part of the Agent or any Bank, nor any delay or failure on the part of the Agent or any Bank in exercising any right, power or privilege hereunder shall operate as a waiver of such right, power or privilege or otherwise prejudice the Agent's or such Bank's rights and remedies hereunder; nor shall any single or partial exercise thereof preclude any further exercise thereof or the exercise of any other right, power or privilege. No right or remedy conferred upon or reserved to the Agent or any Bank under this Agreement, the Notes or any Guaranty is intended to be exclusive of any other right or remedy, and every right and remedy shall be cumulative and in addition to every other right or remedy granted thereunder or now or hereafter existing under any applicable law. Every right and remedy granted by this Agreement, the Notes or any Guaranty or by applicable law to the Agent or any Bank may be exercised from time to time and as often as may be deemed expedient by the Agent or any Bank and, unless contrary to the express provisions of this Agreement, or the Notes or any Guaranty, irrespective of the occurrence or continuance of any Default or Event of Default.

          8.4 Reliance on and Survival of Various Provisions. All terms, covenants, agreements, representations and warranties of the Company or any of its Subsidiaries or any Guarantor made herein or in any Guaranty or in any certificate, report, financial statement or other document furnished by or on behalf of the Company, any such Subsidiary or any Guarantor in connection with this Agreement shall be deemed to have been relied upon by the Banks, notwithstanding any investigation heretofore or hereafter made by any Bank or on such Bank's behalf, and those covenants and agreements of the Company set forth in Section 3.7, 3.9 and 8.5 hereof shall survive the repayment in full of the Advances and the termination of the Commitments.

          8.5 Expenses; Indemnification. (a) The Company agrees to pay, or reimburse the Agent for the payment of, on demand, (i) the reasonable fees and expenses of counsel to the Agent, including without limitation the fees and expenses of Dickinson, Wright, Moon, Van Dusen & Freeman, in connection with the preparation, execution, delivery and administration of this Agreement, the Notes and the Guaranties and the consummation of the transactions contemplated hereby, and in connection with advising the Agent as to its rights and responsibilities with respect thereto, and in connection with any amendments, waivers or consents in connection therewith, and (ii) all stamp and other taxes and fees payable or determined to be payable in connection with the execution, delivery, filing or recording of this Agreement, the Notes and the Guaranties and the consummation of the transactions contemplated hereby, and any and all liabilities with respect to or resulting from any delay in paying or omitting to pay such taxes or fees, and (iii) all reasonable costs and expenses of the Agent and each Bank (including reasonable fees and expenses of counsel and whether incurred through negotiations, legal proceedings or otherwise) in connection with any Default or Event of Default or the enforcement of, or the exercise or preservation of any rights under, this Agreement, the Notes or the Guaranties or in connection with any refinancing or restructuring of the credit arrangements provided under this Agreement and (iv) all reasonable costs and expenses of the Agent and each Bank (including reasonable fees and expenses of counsel) in connection with any action or proceeding relating to a court order, injunction or other process or decree restraining or seeking to restrain the Agent from paying any amount under, or otherwise relating in any way to, any Letter of Credit and any and all costs and expenses which any of them may incur relative to any payment under any Letter of Credit.

          (b) The Company hereby indemnifies and agrees to hold harmless the Banks and the Agent, and their respective officers, directors, employees and agents, harmless from and against any and all claims, damages, losses, liabilities, costs or expenses of any kind or nature whatsoever which the Banks or the Agent or any such person may incur or which may be claimed against any of them by reason of or in connection with any Letter of Credit, and neither any Bank nor the Agent or any of their respective officers, directors, employees or agents shall be liable or responsible for: (i) the use which may be made of any Letter of Credit or for any acts or omissions of any beneficiary in connection therewith; (ii) the validity, sufficiency or genuineness of documents or of any endorsement thereon, even if such documents should in fact prove to be in any or all respects invalid, insufficient, fraudulent or forged; (iii) payment by the Agent to the beneficiary under any Letter of Credit against presentation of documents which do not comply with the terms of any Letter of Credit, including failure of any documents to bear any reference or adequate reference to such Letter of Credit; (iv) any error, omission, interruption or delay in transmission, dispatch or delivery of any message or advice, however transmitted, in connection with any Letter of Credit; or (v) any other event or circumstance whatsoever arising in connection with any Letter of Credit; provided, however, that the Company shall not be required to indemnify the Banks and the Agent and such other persons, and the Banks shall be liable to the Company to the extent, but only to the extent, of any direct, as opposed to consequential or incidental, damages suffered by the Company which were caused by (A) the Agent's wrongful dishonor of any Letter of Credit after the presentation to it by the beneficiary thereunder of a draft or other demand for payment and other documentation strictly complying with the terms and conditions of such Letter of Credit, or (B) the payment by the Agent to the beneficiary under any Letter of Credit against presentation of documents which do not substantially comply with the terms of the Letter of Credit. It is understood that in making any payment under a Letter of Credit the Agent will rely on documents presented to it under such Letter of Credit as to any and all matters set forth therein without further investigation and regardless of any notice or information to the contrary. It is further acknowledged and agreed that the Company may have rights against the beneficiary or others in connection with any Letter of Credit with respect to which the Banks are alleged to be liable and it shall be a precondition of the assertion of any liability of the Banks under this Section that the Company shall first have exhausted all remedies in respect of the alleged loss against such beneficiary and any other parties obligated or liable in connection with such Letter of Credit and any related transactions.

                           (c)      The Company agrees to indemnify the Agent
and each Bank, their respective affiliates and the respective directors, officers, agents and employees of the foregoing (each an "Indemnitee") and hold each Indemnitee harmless from and against any and all liabilities, losses, damages, costs and expenses of any kind, including, without limitation, the reasonable fees and disbursements of counsel, which may be incurred by such Indemnitee at any time in connection with any investigative, administrative or judicial proceeding (whether or not such Indemnitee shall be designated a party thereto) brought or threatened relating to or arising out of the Loan Documents, any actual or proposed use of proceeds of the Advances or any transactions relating to any of the foregoing; provided that no Indemnitee shall have the right to be indemnified hereunder for such Indemnitee's own gross negligence or willful misconduct as determined by a court of competent jurisdiction.

          8.6 Successors and Assigns; Participations. (a) This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, provided that the Company may not, without the prior consent of all of the Banks, assign its rights or obligations hereunder or under the Notes and the Banks shall not be obligated to make any Advance hereunder to any entity other than the Company without such consent.

                           (b)      Any Bank may sell to any financial
institution or institutions, and such financial institution or institutions may further sell, a participation interest (undivided or divided) in, the Advances and such Bank's rights and benefits under this Agreement and the Notes, and to the extent of that participation interest such participant or participants shall have the same rights and benefits against the Company under Section 3.7, 3.9 and 6.2(c) as it or they would have had if such participant or participants were the Bank making the Advances to the Company hereunder, provided, however, that (i) such Bank's obligations under this Agreement shall remain unmodified and fully effective and enforceable against such Bank, (ii) such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations,
(iii) such Bank shall remain the holder of its Notes for all purposes of this Agreement, (iv) the Company, the Agent and the other Banks shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement, and (v) such Bank shall not grant to its participant any rights to consent or withhold consent to any action taken by such Bank or the Agent under this Agreement other than action requiring the consent of all of the Banks hereunder.

                           (c)      The Agent from time to time in its sole
discretion may appoint agents for the purpose of servicing and administering this Agreement and the transactions contemplated hereby and enforcing or exercising any rights or remedies of the Agent provided under this Agreement, the Notes or otherwise. In furtherance of such agency, the Agent may from time to time direct that the Company provide notices, reports and other documents contemplated by this Agreement (or duplicates thereof) to such agent. The Company hereby consents to the appointment of such agent and agrees to provide all such notices, reports and other documents and to otherwise deal with such agent acting on behalf of the Agent in the same manner as would be required if dealing with the Agent itself.

                           (d)      Each Bank may, with the prior consent of
the Company (which consent shall be given or withheld in the sole discretion of the Company provided that consent may not be withheld during the continuance of any Event of Default) and the Agent, assign to one or more banks or other entities all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment, the Advances owing to it and the Note or Notes held by it); provided, however, that (i) each such assignment shall be of a uniform, and not a varying, percentage of all rights and obligations, (ii) except in the case of an assignment of all of a Bank's rights and obligations under this Agreement, the amount of the Commitment of the assigning Bank being assigned pursuant to each such assignment (determined as of the date of the Assignment and Acceptance with respect to such assignment) shall in no event be less than $10,000,000, and in integral multiples of $1,000,000 thereafter, or such lesser amount as the Company and the Agent may consent to, (iii) the parties to each such assignment shall execute and deliver to the Agent, for its acceptance and recording in the Register, an Assignment and Acceptance in the form of Exhibit H hereto (an "Assignment and Acceptance"), together with any Note or Notes subject to such assignment and a processing and recordation fee of $3,500, and (iv) any Bank may without the consent of the Company or the Agent, and without paying any fee, assign or sell a participation interest to any Affiliate of such Bank that is a bank or financial institution all or a portion of its rights and obligations under this Agreement. Upon such execution, delivery, acceptance and recording, from and after the effective date specified in such Assignment and Acceptance, (x) the assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such Assignment and Acceptance, have the rights and obligations of a Bank hereunder and (y) the Bank assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all of the remaining portion of an assigning Bank's rights and obligations under this Agreement, such Bank shall cease to be a party hereto).

                           (e)      By executing and delivering an Assignment
and Acceptance, the Bank assignor thereunder and the assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (i) other than as provided in such Assignment and Acceptance, such assigning Bank makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or any Guaranty or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any Guaranty or any other instrument or document furnished pursuant hereto; (ii) such assigning Bank makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Company or any Guarantor or the performance or observance by the Company of any of its obligations under this Agreement or any other instrument or document furnished pursuant hereto; (iii) such assignee confirms that it has received a copy of this Agreement, together with copies of the financial statements referred to in Section 4.6 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such assignee will, independently and without reliance upon the Agent, such assigning Bank or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers and discretion under this Agreement as are delegated to the Agent by the terms hereof, together with such powers and discretion as are reasonably incidental thereto; and (vi) such assignee agrees that it will perform in accordance with their terms all of the obligations that by the terms of this Agreement are required to be performed by it as a Bank.

                           (f)      The Agent shall maintain at its address
designated on the signature pages hereof a copy of each Assignment and Acceptance delivered to and accepted by it and a register for the recordation of the names and addresses of the Banks and the Commitment of, and principal amount of the Loans owing to, each Bank from time to time (the "Register"). The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and the Company, the Agent and the Banks may treat each person whose name is recorded in the Register as a Bank hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Company or any Bank at any reasonable time and from time to time upon reasonable prior notice.

                           (g)      Upon its receipt of an Assignment and
Acceptance executed by an assigning Bank and an assignee, together with any Note or Notes subject to such assignment, the Agent shall, if such Assignment and Acceptance has been completed, (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register and (iii) give prompt notice thereof to the Company. Within five Business Days after its receipt of such notice, the Company, at its own expense, shall execute and deliver to the Agent in exchange for the surrendered Note or Notes a new Note to the order of such assignee in an amount equal to the Commitment assumed by it pursuant to such Assignment and Acceptance and, if the assigning Bank has retained a Commitment hereunder, a new Note to the order of the assigning Bank in an amount equal to the Commitment retained by it hereunder. Such new Note or Notes shall be in an aggregate principal amount equal to the aggregate principal amount of such surrendered Note or Notes, shall be dated the effective date of such Assignment and Acceptance and shall otherwise be in substantially the form of Exhibit H hereto.

                           (h)      The Banks may, in connection with any
assignment or participation or proposed assignment or participation pursuant to this Section 8.6, disclose to the assignee or participant or proposed assignee or participant any information relating to the Company and the Guarantors; provided, that, unless a Default or Event of Default has occurred and is continuing, the consent of the Company shall be required prior to disclosing any non-public information relating to the Company and the Guarantors.

                           (i)      Notwithstanding any other provision set
forth in this Agreement, any Bank may at any time create a security interest in, or assign, all or any portion of its rights under this Agreement (including, without limitation, the Loans owing to it and the Note or Notes held by it) in favor of any Federal Reserve Bank in accordance with Regulation A of the Board of Governors of the Federal Reserve System; provided that such creation of a security interest or assignment shall not release such Bank from its obligations under this Agreement.

          8.7 Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and any of the parties hereto may execute this Agreement by signing any such counterpart.

          8.8 Governing Law; Consent to Jurisdiction; Waiver. This Agreement is a contract made under, and shall be governed by and construed in accordance with, the law of the State of Michigan applicable to contracts made and to be performed entirely within such State and without giving effect to choice of law principles of such State. The Company further agrees that any legal action or proceeding with respect to this Agreement, the Notes or the transactions contemplated hereby may be brought in any court of the State of Michigan, or in any court of the United States of America sitting in Michigan, and the Company hereby submits to and accepts generally and unconditionally the jurisdiction of those courts with respect to its person and property, and agrees at all times to maintain an agent for service of process in Michigan and hereby irrevocably appoints USF Holland, Inc., whose address in Michigan is 750 E. 40th Street, Holland, Michigan 49423 Attention: President, Pete Neydon, as its agent for service of process and irrevocably consents to the service of process in connection with any such action or proceeding by personal delivery to such agent or to the Company or by the mailing thereof by registered or certified mail, postage prepaid to the Company at its address set forth in Section 8.2. The Company hereby irrevocably waives any objection to the laying of venue of any such suit or proceeding in the above described courts. Nothing in this paragraph shall affect the right of the Banks and the Agent to serve process in any other manner permitted by law or limit the right of the Banks or the Agent to bring any such action or proceeding against the Company or property in the courts of any other jurisdiction.

          8.9 Table of Contents and Headings. The table of contents and the headings of the various subdivisions hereof are for the convenience of reference only and shall in no way modify any of the terms or provisions hereof.

          8.10 Construction of Certain Provisions. If any provision of this Agreement refers to any action to be taken by any person, or which such person is prohibited from taking, such provision shall be applicable whether such action is taken directly or indirectly by such person, whether or not expressly specified in such provision.

          8.11 Integration and Severability. This Agreement embodies the entire agreement and understanding between the Company and the Agent and the Banks, and supersedes all prior agreements and understandings, relating to the subject matter hereof. In case any one or more of the obligations of the Company under this Agreement or the Notes shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining obligations of the Company shall not in any way be affected or impaired thereby, and such invalidity, illegality or unenforceability in one jurisdiction shall not affect the validity, legality or enforceability of the obligations of the Company under this Agreement or the Notes in any other jurisdiction.

          8.12 Independence of Covenants. All covenants hereunder shall be given independent effect so that if a particular action or condition is not permitted by any such covenant, the fact that it would be permitted by an exception to, or would be otherwise within the limitations of, another covenant shall not avoid the occurrence of a Default or an Event of Default or any event or condition which with notice or lapse of time, or both, could become such a Default or an Event of Default if such action is taken or such condition exists.

          8.13 Interest Rate Limitation. Notwithstanding any provision of this Agreement or the Notes, in no event shall the amount of interest paid or agreed to be paid by the Company exceed an amount computed at the highest rate of interest permissible under applicable law. If, from any circumstances whatsoever, fulfillment of any provision of this Agreement or the Notes at the time performance of such provision shall be due, shall involve exceeding the interest rate limitation validly prescribed by law which a court of competent jurisdiction may deem applicable hereto, then, ipso facto, the obligations to be fulfilled shall be reduced to an amount computed at the highest rate of interest permissible under applicable law, and if for any reason whatsoever any Bank shall ever receive as interest an amount which would be deemed unlawful under such applicable law such interest shall be automatically applied to the payment of principal of the Advances outstanding hereunder (whether or not then due and payable) and not to the payment of interest, or shall be refunded to the Company if such principal and all other obligations of the Company to the Banks have been paid in full.

          8.14 Relationship of this Agreement to the Existing Credit Agreement. This Agreement shall become effective on the Effective Date. On the Effective Date, all loans and letters of credit outstanding under the Existing Credit Agreement shall be considered a part of the Loans and Letters of Credit under this Agreement for all purposes, as if made in accordance with and pursuant to the terms of this Agreement, other than any bid rate letter of credit issued under the Existing Credit Agreement by Comerica Bank, which bid rate letters of credit shall, on or before the Effective Date either be canceled, cash-collateralized or be subject to such other arrangement as may be agreed between Comerica Bank and the Company so long as Comerica Bank issues a payoff letter in favor of the Agent which is in form and substance satisfactory to the Agent. On or after the Effective Date, (i) no further fees shall accrue to any Bank under the Existing Credit Agreement and all fees accrued to (but excluding) the Effective Date under such agreement shall be paid by the Company on the Effective Date and (ii) the rights and obligations of the parties hereto shall be governed solely by this Agreement, except in respect of any rights or obligations arising prior to the Effective Date and which shall survive the Effective Date pursuant to the terms of the Existing Credit Agreement. Except as otherwise provided in this Section 8.14, all of the Advances and other indebtedness, obligations and liabilities of the Company are a continuation of, or replace and refund, as the case may be, the "Advances" and other indebtedness, obligations and liabilities of the Company under and as defined in the Existing Credit Agreement. This Agreement amends and restates in full the terms and provisions of the Existing Credit Agreement and is not intended to constitute a novation or satisfaction of or a renunciation or cancellation or other discharge of the Advances and other indebtedness, liabilities and obligations created under and evidenced by the Existing Credit Agreement.


          8.15 Waiver of Jury Trial. The Banks, the Agent and the Company, after consulting or having had the opportunity to consult with counsel, knowingly, voluntarily and intentionally waive any right any of them may have to a trial by jury in any litigation based upon or arising out of this Agreement or any related instrument or agreement or any of the transactions contemplated by this Agreement or any course of conduct, dealing, statements (whether oral or written) or actions of any of them. Neither the Banks, nor the Agent, nor the Company shall seek to consolidate, by counterclaim or otherwise, any such action in which a jury trial has been waived with any other action in which a jury trial cannot be or has not been waived. These provisions shall not be deemed to have been modified in any respect or relinquished by any Bank, the Agent or the Company except by a written instrument executed by all of them.



          IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered on November 26, 1997, which shall be the Effective Date of this Agreement, notwithstanding the day and year first above written.


                                  USFREIGHTWAYS CORPORATION


                                  By: /s/ Christopher L. Ellis
                                   Its: Vice President

                                  NBD BANK, as Agent and as a Bank
                                    By: /s/ R. Ross Mathews
                                     Its: Vice President

Address for Notices:

611 Woodward Avenue
Mail Suite 8060
Detroit, Michigan  48226

Attention: Corporate & Institutional Banking
                   R. Ross Mathews

Facsimile No.: (313) 225-1689
Confirmation No.: (313) 225-3289

Commitment Amount: $37,000,000




                                NATIONSBANK, N.A.
                                  By: /s/ Wallace Harris, Jr.
                                  Its: Vice President

Address for Notices:

233 South Wacker Drive
Suite 2800
Chicago, Illinois  60606-6308

Attention: Wallace Harris

Facsimile No.: (312) 234-5601
Confirmation No.: (312) 234-5626

Commitment Amount: $28,000,000




                                  WELLS FARGO BANK, N.A.
                                  By: /s/ Edith R. Lim
                                  Its: Vice President

Address for Notices

707 Wilshire Blvd.
Los Angeles, California 90017

Attention: Edith Lim

Facsimile No. (213) 614-2305
Confirmation No. (213) 614-3903

Commitment Amount:  $20,000,000




                                  SUNTRUST BANK, ATLANTA
                                  By: /s/ Margaret A. Jaketic
                                  Its: Vice President

Address for Notices

25 Park Place, N.E., 24th Floor   By: /s/ Brian Willman
Atlanta, Georgia  30303
                                  Its: Banking Officer


Attention: Marge Jaketic

Facsimile No. (404) 588-8500
Confirmation No. (404) 588-8682

Commitment Amount:  $20,000,000

                                  THE BANK OF TOKYO-MITSUBISHI,
                                  LTD., CHICAGO BRANCH
                                  By: /s/ Hajime Watanabe
                                  Its: Deputy General Manager

Address for Notices

227 W. Monroe, Suite 2300
Chicago, Illinois  60606

Attention: Diane Tkach

Facsimile No. (312) 696-4535
Confirmation No. (312) 696-4663

Commitment Amount:  $20,000,000



                                  CREDIT AGRICOLE INDOSUEZ

                                  By: /s/ David Bouhl, F. V. P.
                                  Its: Head of Corporate Banking
Address for Notices:              By: /s/ Katherine L. Abbott
55 E. Monroe Street, 47th Floor   Its: First Vice President
Chicago, Illinois  60603

Attention: Phil Salter

Facsimile No. (312) 372-2830
Confirmation No. (312) 917-7417

Commitment Amount:  $20,000,000



                                  THE BANK OF NEW YORK
                                  By: /s/ John R. Ciulla
                                  Its: Assistant Vice President

Address for Notices:

Central Division
One Wall Street, 19th Floor
New York, New York  10286

Attention: Andrea Ayres

Facsimile No. (212) 635-1208
Confirmation No. (212) 635-1166

Commitment Amount:  $20,000,000



                                  BANK OF AMERICA NATIONAL
                                  TRUST AND SAVINGS ASSOCIATION
                                  By: /s/ Bridget Garavalia
                                  Its: Managing Director

Address for Notices:

231 South LaSalle, 10th Floor
Chicago, Illinois  60697

Attention: Sharon Burks Horos

Facsimile No. (312) 828-1997
Confirmation No. (312) 828-2149

Commitment Amount:  $20,000,000

                                  HARRIS TRUST AND SAVINGS BANK
                                  By: /s/ Patrick J. McDonnell
                                  Its: Vice President

Address for Notices:

111 West Monroe Street
Chicago, Illinois 60690

Attention: Patrick J. McDonnell

Facsimile No.: (312) 293-4856
Confirmation No.: (312) 461-5054

Commitment Amount: $15,000,000




Total Commitment Amount of
all Banks:  $200,000,000




DETROIT  7-3022  34046-9  (11/18/97)

                              EXHIBIT 10(n)

                         USFREIGHTWAYS CORPORATION


IRREVOCABLE GUARANTY AND INDEMNITY



         THIS IRREVOCABLE GUARANTY AND INDEMNITY, dated as of November 26, 1997 (this "Guaranty"), by _______________________, a _______________ corporation
(the "Guarantor"), in favor of the banks (the "Banks") which are parties to the Credit Agreement hereinafter defined and NBD BANK, a Michigan banking corporation as agent for the Banks (in such capacity, the "Agent");


                                                     WITNESSETH:

         WHEREAS, USFreightways Corporation, a Delaware corporation (the "Company"), has entered into a Credit Agreement dated as of November 26, 1997 (the "Credit Agreement") with the Banks and the Agent pursuant to which the Banks may make Advances to the Company (terms used but not defined herein shall have the respective meanings ascribed thereto in the Credit Agreement, and reference herein to one or more Guarantors shall mean the Guarantor and/or one or more of the other Guarantors, as defined in the Credit Agreement and as the context may require);

         WHEREAS, as a condition to the effectiveness of the obligations of the Banks under the Credit Agreement, the Guarantor is required to guarantee, among other things, the obligations of the Company in respect of the Advances and the other obligations of the Company under the Notes and the Credit Agreement; and

         WHEREAS, the Guarantor is engaged with the Company in an integrated business group and will benefit from the credit facility established pursuant to the Credit Agreement;

         NOW, THEREFORE, for valuable consideration, the receipt of which is hereby acknowledged, and in order to induce the Banks to extend credit to the Company as contemplated by the Credit Agreement, the Guarantor hereby undertakes and agrees as follows:


         1. The Guarantor hereby irrevocably, absolutely and unconditionally, guarantees to the Banks and the Agent, as primary obligor and not as surety only, (a) the prompt and complete payment of all monies and liabilities due, owing or incurred to the Banks or the Agent by the Company pursuant to the Credit Agreement, any of the Notes, any Letter of Credit, any other Guaranty, or any documents given in connection therewith (collectively referred to herein as the "Agreements"), (b) the prompt performance of all covenants, agreements and obligations of the Company under the Agreements, and (c) the prompt and complete payment of all indebtedness and liabilities of the Company to the Banks and the Agent, direct or indirect, absolute or contingent, whether as primary obligor, surety or otherwise, due or to become due, now existing or hereafter arising, in connection with the Agreements, including, without limitation, interest accruing on or after the filing of any petition in bankruptcy, or the commencement of any insolvency, reorganization or like proceeding, relating to the Company, whether or not a claim for post-filing or post-petition interest is allowed in such proceeding (all of which obligations and liabilities referred to in this sentence may be hereafter referred to herein as "Liabilities").

                         PAGE 81
================================================================================

================================================================================
         2. This Guaranty and all of the obligations of the Guarantor hereunder shall remain in full force and effect without regard to and shall not be affected or impaired by: (a) any amendment, modification of or addition or supplement to any of the Agreements; (b) any extension, indulgence or other action or inaction in respect of any of the Agreements or this Guaranty or any acceptance of security for, or other guaranties of, any of the Agreements, or release, exchange, or alteration of any such security or guaranties; (c) any default by the Company under, or any lack of due execution, invalidity or unenforceability of, or any irregularity or other defect in, any of the Agreements; (d) any waiver by the Banks or the Agent of any required performance of any condition precedent or waiver of any requirement imposed by any of the Agreements; (e) any exercise or non-exercise of any right, remedy, power or privilege in respect of this Guaranty or any of the Agreements; (f) any sale, lease, transfer or other disposition of the assets of any one or more of the Company or any Guarantor or any consolidation or merger of any one or more of the Company or any Guarantor with or into any other person, corporation, or entity, or any transfer or other disposition by any holder of any shares of capital stock of the Company; (g) any bankruptcy, insolvency, reorganization or similar proceedings involving or affecting any one or more of the Company or any Guarantor; (h) any other circumstances which might otherwise constitute a legal or equitable discharge or defense of a guarantor; or (i) any other circumstance; in each case whether or not the Guarantor shall have notice or knowledge of any of the foregoing. This Guaranty is an absolute, unconditional and irrevocable guaranty of payment and not a guaranty of collection and is wholly independent of and in addition to other rights and remedies of the Banks and the Agent, and is not contingent upon the pursuit by the Banks or the Agent, of any such rights and remedies, such pursuit being hereby waived by the Guarantor. The Banks and the Agent shall have no obligation to create, protect, perfect, secure or insure any lien or collateral at any time held by them as security for the Liabilities or for this Guaranty or any property subject thereto. When pursuing their rights and remedies hereunder against any Guarantor, the Banks and the Agent may, but shall be under no obligation to, pursue such rights and remedies as they may have against the Company or any other Guarantor or other person or against any collateral security or guarantee for the Liabilities or any right of offset with respect thereto, and any failure by the Banks or the Agent to pursue other rights or remedies or to collect any payments from the Company or any other Guarantor or other person or to realize upon any such collateral security or guarantee or to exercise any such right of offset, or any release of the Company or any other Guarantor or other person or any such collateral security, guarantee or right of offset, shall not relieve the Guarantor of any liability hereunder, and shall not impair or affect the rights and remedies, whether express, implied or available as a matter of law, of the Banks and the Agent against the Guarantor. This Guaranty shall remain in full force and effect and be binding in accordance with and to the extent of its terms upon the Guarantor and its successors and assigns, and shall inure to the benefit of the Banks and the Agent, and their respective successors, endorsees, transferees and assigns, until all the Liabilities, and all the obligations of the Guarantor under this Guaranty, shall have been satisfied by payment in full.

         3. With respect to its obligations hereunder and the enforcement thereof, the Guarantor unconditionally waives (a) notice of any of the matters referred to in Paragraph 2 above; (b) all notices which may be required by statute, rule of law or otherwise to preserve any rights of the Banks or the Agent, including, without limitation, notice to the Guarantor of default, presentment to and demand of payment or performance from the Company and protest for non-payment or dishonor; (c) any right to the exercise by the Banks or the Agent of any right, remedy, power or privilege in connection with any of the Agreements; and (d) any requirement of diligence on the part of the Banks or the Agent.

         4. The obligations of the Guarantor hereunder shall be complete and binding forthwith upon the execution of this Guaranty by the Guarantor and subject to no condition whatsoever, precedent or otherwise, and notice of acceptance hereof or action in reliance hereon shall not be required.

         5. The obligations of the Guarantor hereunder shall be several and also joint with all or any other parties now or hereafter guarantying any of the Liabilities guarantied by the Guarantor hereunder, and such obligations of the Guarantor may be enforced against the Guarantor or any other Guarantor separately or against any two or more jointly, or against some separately and some jointly.

         6. All amounts payable by the Guarantor under this Guaranty shall be paid to the Agent at its main office in Detroit, Michigan or otherwise as the Agent may from time to time direct, free and clear of any present or future taxes, levies, imposts, duties, charges, fees or withholdings whatsoever.

         7. No setoff, counterclaim, reduction or diminution of an obligation, or any defense of any kind or nature which the Guarantor has or may have against any Bank or the Agent, shall be available hereunder to the Guarantor against the Banks or the Agent.

         8. The Guarantor hereby grants to the Banks and the Agent, as further security for (a) the full and punctual payment and performance by the Company of the Liabilities, and (b) the full and punctual payment and performance of Guarantor's obligations hereunder, a continuing lien on and security interest in all deposits (general or special, time or demand, provisional or final) at any time held, and other indebtedness at any time owing, by any Bank or the Agent to the Guarantor (any requirement for such notice being expressly waived by the Guarantor), to or for the credit or the account of the Guarantor and any property of the Guarantor from time to time in possession of any Bank or the Agent, whether or not such deposits held or indebtedness owing by the Banks or the Agent may be contingent and unmatured; and the Banks and the Agent are hereby authorized at any time and from time to time, without notice to the Guarantor (any requirement for such notice being expressly waived by the Guarantor), to set off and apply against any and all of the obligations of the Guarantor now or hereafter existing under this Guaranty, when due, the whole or any portion or portions of any or all such deposits, indebtedness and property. The rights of the Banks and the Agent under this Paragraph are in addition to other rights and remedies (including without limitation, other rights of setoff) which any of them may have.

         9. Notwithstanding any payment or payments made by the Guarantor hereunder or any set-off or application by any Bank or the Agent, the Guarantor shall not be entitled to be subrogated to any of the rights of any Bank or the Agent against the Company or any other Guarantor or any collateral security or guarantee or right of offset held by any Bank or the Agent for the payment of the Liabilities, nor shall the Guarantor seek or be entitled to seek any contribution, indemnity or reimbursement from the Company or any other Guarantor in respect of payments made by the Guarantor hereunder, until all amounts owing to the Banks and the Agent by the Company on account of the Liabilities are paid in full, subject to no revocation or recission. If any amount shall be paid to any Guarantor by way of subrogation, reimbursement, contribution or indemnity at any time when all of the Liabilities shall not have been paid in full, such amount shall be held by the Guarantor in trust for the Banks and the Agent, segregated from other funds of the Guarantor, and shall, forthwith upon receipt by the Guarantor, be turned over to the Agent in the exact form received by the Guarantor (duly endorsed by the Guarantor to the Agent, if required), to be applied against the Liabilities, whether matured or unmatured, in such order as the Agent may determine.

         10. As a separate, additional and continuing obligation, the Guarantor unconditionally and irrevocably undertakes and agrees with the Banks and the Agent that, should the Liabilities not be recoverable from the Guarantor as guarantor under this Guaranty for any reason whatsoever (including, without limitation, by reason of any provision of the Credit Agreement or any other Agreement being or becoming void, unenforceable, or otherwise invalid under any applicable law) then, notwithstanding any knowledge thereof by any Bank or the Agent at any time, the Guarantor as original and independent obligor, upon demand by the Agent, will make payment to the Agent of the Liabilities by way of a full indemnity in such currency and otherwise in such manner as is contemplated by the Credit Agreement and the other Agreements.

         11. The obligations of the Guarantor hereunder shall be continuing and shall continue (irrespective of any statute of limitations otherwise applicable) until payment of all the Liabilities of the Company to the Banks and the Agent and the termination of the Commitments under the Credit Agreement and shall cover and include all the Liabilities of the Company to the Banks and the Agent. If at any time after payment of the Liabilities such payment is rescinded or avoided for whatever reason, the obligations of the Guarantor hereunder shall be continuing and shall continue (irrespective of any statute of limitations otherwise applicable) and cover and include all such rescinded or avoided payments.

         12. THIS GUARANTY IS A CONTRACT MADE UNDER, AND SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH, THE LAW OF THE STATE OF MICHIGAN APPLICABLE TO CONTRACTS MADE AND TO BE PERFORMED ENTIRELY WITHIN SUCH STATE AND WITHOUT GIVING EFFECT TO CHOICE OF LAW PRINCIPLES OF SUCH STATE. THE GUARANTOR FURTHER AGREES THAT ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS GUARANTY, ANY OF THE AGREEMENTS, OR ANY BORROWING MADE IN CONNECTION WITH ANY OF THE AGREEMENTS MAY BE BROUGHT IN ANY COURT OF THE STATE OF MICHIGAN, OR IN ANY COURT OF THE UNITED STATES OF AMERICA SITTING IN MICHIGAN, AND THE GUARANTOR HEREBY SUBMITS TO AND ACCEPTS GENERALLY AND UNCONDITIONALLY THE JURISDICTION OF THOSE COURTS WITH RESPECT TO ITS PERSON AND PROPERTY, AND AGREES AT ALL TIMES TO MAINTAIN AN AGENT FOR SERVICE OF PROCESS IN MICHIGAN, AND HEREBY IRREVOCABLY APPOINTS USF HOLLAND, INC., WHOSE ADDRESS IN MICHIGAN IS 750 E. 40TH STREET, HOLLAND, MICHIGAN 49423,
ATTENTION: PRESIDENT, PETE NEYDON, AS ITS AGENT FOR SERVICE OF PROCESS AND IRREVOCABLY CONSENTS TO THE SERVICE OF PROCESS IN CONNECTION WITH ANY SUCH ACTION OR PROCEEDING BY PERSONAL DELIVERY TO SUCH AGENT OR TO THE GUARANTOR OR BY THE MAILING THEREOF BY REGISTERED OR CERTIFIED MAIL, POSTAGE PREPAID TO THE GUARANTOR AT ITS ADDRESS SET FORTH AFTER THE NAME OF GUARANTOR BELOW. THE GUARANTOR HEREBY IRREVOCABLY WAIVES ANY OBJECTION TO THE LAYING OF VENUE OF ANY SUCH SUIT OR PROCEEDING IN THE ABOVE DESCRIBED COURTS. NOTHING IN THIS PARAGRAPH SHALL AFFECT THE RIGHT OF THE BANKS AND THE AGENT TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR LIMIT THE RIGHT OF THE BANKS AND THE AGENT TO BRING ANY SUCH ACTION OR PROCEEDING AGAINST THE GUARANTOR OR ANY OF ITS PROPERTY IN THE COURTS OF ANY OTHER JURISDICTION.

         13. Any notice or other communication which by any provision of this Guaranty is required or provided to be given or served upon the Guarantor shall be deemed to have been duly given or served for all purposes if sent in writing (including telecommunications) to the Guarantor to the address or facsimile number set forth after the name of the Guarantor below, or at such other address or facsimile number as the Guarantor may hereafter specify to the Banks and the Agent in writing. All such notices or other communications shall be given and shall be deemed effective as provided in Section 8.2 of the Credit Agreement.

         14. The obligations of the Guarantor under this Guaranty are continuing obligations and a new cause of action shall arise in respect of each claim hereunder. No course of dealing on the part of the Banks or the Agent, nor any delay or failure on the part of the Banks or the Agent in exercising any right, power or privilege hereunder, shall operate as a waiver of such right, power, or privilege or otherwise prejudice the rights and remedies of the Banks and the Agent hereunder; nor shall any single or partial exercise thereof preclude any further exercise thereof or the exercise of any other right, power or privilege. No right or remedy conferred upon or reserved to the Banks or the Agent under this Guaranty is intended to be exclusive of any other right or remedy, and every right and remedy shall be cumulative and in addition to every other right or remedy given hereunder or now or hereafter existing under any applicable law. Every right and remedy given by this Guaranty or by applicable law to the Banks or the Agent may be exercised from time to time and as often as may be deemed expedient by the Banks or the Agent.

         15. If any one or more provisions of this Guaranty should be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected, impaired, prejudiced or disturbed thereby. If at any time any portion of the obligations of the Guarantor under this Guaranty shall be determined by a court of competent jurisdiction to be invalid, unenforceable or avoidable, the remaining portion of the obligations of the Guarantor under this Guaranty shall not in any way be affected, impaired, prejudiced or disturbed thereby and shall remain valid and enforceable to the fullest extent permitted by applicable law.

         16. If at any time all or any portion of the obligation of the Guarantor under this Guaranty would otherwise be determined by a court of competent jurisdiction to be invalid, unenforceable or avoidable under Section 548 of the Federal Bankruptcy Code or under a similar applicable law of any jurisdiction, then notwithstanding any other provision in this Guaranty to the contrary, the liability of the Guarantor hereunder shall be limited to the greatest of (a) the value of any quantifiable economic benefits accruing to the Guarantor as a result of this Guaranty or the Agreements, (b) an amount equal to 95% of the excess on the date the relevant Liabilities were incurred of the present fair saleable value of the assets of the Guarantor over the amount of all liabilities of the Guarantor, contingent or otherwise, and (c) the maximum amount for which this Guaranty is determined to be enforceable. The Guarantor agrees, however, that the Liabilities may at any time and from time to time exceed the maximum guaranteed amount of the Guarantor or the aggregate maximum guaranteed amounts of all of the Guarantors without impairing this Guaranty or affecting the rights and remedies of the Banks and the Agent hereunder. No payment or payments made by the Company or any of the other Guarantors, or any receipt or collection by the Bank or the Agent or any setoff or appropriation or application at any time or from time to time in reduction or in payment of the Liabilities shall be deemed to modify, reduce, release or otherwise affect the liability of the Guarantor hereunder, and the Guarantor shall remain liable for the Liabilities until the full and final payment of the Liabilities.

         17. If any Guarantor makes a payment in respect of the Liabilities that is smaller in proportion to its Payment Share (as hereinafter defined) than such payments made by the other Guarantors are in proportion to the amounts of their respective Payment Shares, the Guarantor making such proportionately smaller payment shall, when permitted by Paragraph 9, pay to the other Guarantors an amount such that the net payments made by the Guarantors in respect of the Liabilities shall be shared among the Guarantors pro rata in proportion to their respective Payment Shares. If any Guarantor receives any payment by way of subrogation that is greater in proportion to the amount of its Payment Shares than the payments received by the other Guarantors are in proportion to the amounts of their respective Payment Shares, the Guarantor receiving such proportionately greater payment shall, when permitted by Paragraph 9, pay to the other Guarantors an amount such that the subrogation payments received by the Guarantors shall be shared among the Guarantors pro rata in proportion to their respective Payment Shares. Notwithstanding anything to the contrary contained in this paragraph or in any other Guaranty, no liability or obligation of any Guarantor that shall accrue pursuant to this paragraph shall be paid nor shall it be deemed owed pursuant to this paragraph until all of the Liabilities shall be paid in full.

         For purposes hereof, the "Payment Share" of each Guarantor shall be the sum of (a) the value of any quantifiable economic benefits accruing to the Guarantor as a result of this Guaranty or the Agreements, plus (b) the product of (i) the aggregate Liabilities remaining unpaid on the date such Liabilities become due and payable in full, whether by stated maturity, acceleration, or otherwise (the "Determination Date") reduced by the amount of such economic benefits accruing to all of the Guarantors pursuant to clause (a) above, times
(ii) a fraction, the numerator of which is such the maximum guaranteed amount of the Guarantor determined pursuant to paragraph 16 hereof, and the denominator of which is the aggregate maximum guaranteed amount determined in accordance with Paragraph 16 hereof for all of the Guarantors party to a Guaranty containing a substantially similar provision. The provisions of this paragraph shall constitute a binding and enforceable agreement among the Guarantor and each other Guarantor of any of the Liabilities that is party to a Guaranty containing a substantially similar provision.

         18. As of the date hereof and as of the date of each Advance made by the Banks to the Company, the Guarantor represents and warrants that:

                  (a) Corporate Existence and Power. The Guarantor is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation and is duly qualified to do business and is in good standing in each additional jurisdiction where failure to so qualify could have a material adverse effect on the Guarantor. The Guarantor has all requisite corporate power to own or lease the properties used in its business and to carry on its business as now being conducted and as proposed to be conducted, and to execute and deliver this Guaranty and to engage in the transactions contemplated by this Guaranty.

                  (b) Corporate Authority. The execution, delivery and performance by the Guarantor of this Guaranty have been duly authorized by all necessary corporate action and is not in contravention of any law, rule or regulation, or of any judgment, decree, writ, injunction, order or award of any arbitrator, court or governmental authority, or of the terms of the Guarantor's charter or by-laws, or of any contract or undertaking to which the Guarantor is a party or by which it or its property may be bound or affected, and will not result in the imposition of any Lien except for Permitted Liens.

                  (c) Binding Effect. This Guaranty is the legal, valid and binding obligation of the Guarantor enforceable against the Guarantor in accordance with its terms.

                  (d) Litigation. There is no action, suit or proceeding pending or, to the best of the Guarantor's knowledge, threatened against or affecting the Guarantor before or by any court, governmental authority or arbitrator, which if adversely decided might result, either individually or collectively, in any material adverse change in the business, properties, operations or condition, financial or otherwise, of the Guarantor or in any material adverse effect on the legality, validity or enforceability of this Guaranty and, to the best of the Guarantor's knowledge, there is no basis for any such action, suit or proceeding.

                  (e) Consents, Etc. No consent, approval or authorization of or declaration, registration or filing with any governmental authority, including without limitation the Interstate Commerce Commission or any State authority regulating motor carriers, or any nongovernmental person or entity, including without limitation, any creditor or stockholder of the Guarantor, is required on the part of the Guarantor in connection with the execution, delivery and performance of this Guaranty or the transactions contemplated hereby or as a condition to the legality, validity or enforceability of this Guaranty.

         19. None of the terms and provisions of this Guaranty may be waived, altered, modified or amended in any way except by an instrument in writing executed by duly authorized officers of the Required Banks and the Guarantor.

         20. THE BANKS, THE AGENT AND THE GUARANTOR, AFTER CONSULTING OR HAVING HAD THE OPPORTUNITY TO CONSULT WITH COUNSEL, HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE ANY RIGHT ANY OF THEM MAY HAVE TO A TRIAL BY JURY IN ANY LITIGATION BASED HEREON OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS GUARANTY OR ANY OF THE TRANSACTIONS CONTEMPLATED HEREBY, OR ANY COURSE OF CONDUCT OR DEALING, STATEMENTS (WHETHER ORAL OR WRITTEN) OR ACTIONS OF ANY OF THEM. NEITHER THE BANKS, NOR THE AGENT, NOR THE COMPANY SHALL SEEK TO CONSOLIDATE, BY COUNTERCLAIM OR OTHERWISE, ANY SUCH ACTION IN WHICH A JURY TRIAL HAS BEEN WAIVED WITH ANY OTHER ACTION IN WHICH A JURY TRIAL CANNOT BE OR HAS NOT BEEN WAIVED. THESE PROVISIONS SHALL NOT BE DEEMED TO HAVE BEEN MODIFIED IN ANY RESPECT OR RELINQUISHED BY ANY BANK, THE AGENT OR THE COMPANY EXCEPT BY A WRITTEN INSTRUMENT EXECUTED BY ALL OF THEM. THIS PROVISION IS A MATERIAL INDUCEMENT FOR THE BANKS AND THE AGENT IN ENTERING INTO THE CREDIT AGREEMENT.

         21. The rights and remedies of the Banks and the Agent hereunder shall inure to the benefit of their respective successors and assigns, and the duties and obligations of the Guarantor hereunder shall be binding upon the Guarantor and its successors and assigns.



         THIS GUARANTY is executed as of the day and year first above mentioned.

[NAME OF GUARANTOR]



By:_____________________________

Its:_________________________

Address:  ______________________

Facsimile No:___________________
Confirmation No.:_______________







DETROIT  7-3022  34052-v05

December 19, 1997



Mr. James G. Connelly III
1541 Heritage Court
Lake Forest, IL  60045

Dear Jim:

This letter will confirm the terms of our employment offer to you to hire you as an employee immediately and to elect you as President and Chief Operating Officer of USFreightways Corporation (the "Company"), effective January 5, 1998. It is our mutual understanding that you will be the President and Chief Operating Officer for all of 1998 and will report to me, and that, assuming a satisfactory performance, you will assume the role of President and Chief Executive Officer effective at the beginning of 1999. The determination with respect to the adequacy of your performance will be made by the Board of Directors of the Company, of which I am a member. I, on the other hand, will be the Chief Executive Officer and Chairman of the Board for all of 1998.

The financial terms of your employment as President and Chief Operating Officer for 1998 is as follows:

The base salary will be $500,000, reduced by legally required deductions and payable in accordance with the regular payroll practices of the Company. You will be entitled to participate in a bonus plan based on the consolidated operating ratio of the Company, in accordance with the attached schedule (Appendix A). For all of 1998, you will be guaranteed a bonus of 40% of base salary, with the opportunity to earn up to a maximum of 75% of base salary in accordance with the formula set out in the attachment. One-twelfth (1/12) of your base salary will be allocated from December 19, 1997 to January 31, 1998.

Assuming you are appointed President and Chief Executive Officer commencing at the beginning of 1999, you will be expected to sign a non-competition and confidentiality agreement. In addition, a new bonus arrangement would be negotiated with me and the compensation committee on the one hand, and you on the other, which would permit bonus participation by you up to a maximum of 100% of your then base salary.

While we did not get into specifics with respect to the bonus program when you become President and Chief Executive Officer, we did agree in principle that operating ratio may not be the only criteria, and there may be other measurements, such as return on assets or return on equity, as well as an increase in the price of the Company stock. I'm sure we will be able to work out an equitable bonus program arrangement, which arrangement, for tax purposes, will be subject to stockholder approval.

You will receive options on 200,000 shares of the Company stock effective December 19, 1997 based on the then closing market price, and vesting will take place in equal installments over a period of 5 years. Assuming you are appointed President and Chief Executive Officer, effective with the 1999 fiscal year there will be options on another 200,000 shares of the Company stock granted to you, and these will vest over a five-year period in equal installments. The other terms and conditions of the grants will be governed by the Company's Long-Term Incentive Plan.

================================================================================

================================================================================
We agreed that in the event there is a change of control during the first year of employment, and such change of control results in your termination or in you not being appointed Chief Executive Officer in 1999, or, if other than for "cause" (as defined in the Long-Term Incentive Plan), you are not appointed President and Chief Executive Officer by the Board, there would be a settlement equal to two (2) years of your base salary, provided you sign a release agreeable to the Company.

It was also agreed that in lieu of a Company car, golf course or other club memberships, you would be entitled to an allowance of $35,000 per annum which would be included in your bimonthly paycheck and will, of course, be subject to normal tax deductions.

I indicated to you that we currently do not have supplementary pension plans for our executives or any form of deferred compensation and it was agreed that you and I, together with the compensation committee, would initiate plans or programs suitable for you and for the other senior executives of the Company, primarily the presidents of each of the individual operating companies.

The terms of this letter do not modify your employment-at-will relationship. It is expressly understood, therefore, that you and the Company are free to terminate your employment relationship at any time. No employee of the Company, other than me, has the authority to alter, orally or in writing, the terms of the at-will status of your employment.

I believe this letter sets forth all of the terms of the agreement that we discussed on Friday, December 19th and it supersedes any and all other agreements, either oral or in writing, between the Company and you. No change to this letter will be valid unless in writing and signed by the Company and you. If the letter meets with your understanding, please sign below and return to me.

I am pleased that you are joining us and I certainly look forward to working with you.

Regards,




/s/ J. C. Carruth
J. C. Carruth
President and Chief Executive Officer
USFreightways Corporation


JCC/rem
Attachment


Accepted and Agreed:



/s/ James G. Connelly III
James G. Connelly III

                                   APPENDIX A

                          CONSOLIDATED OPERATING RATIO


The Employee's bonus shall be calculated based on the combined operating ratios of all companies in the USFreightways Group based on total operating revenue and total operating income as follows:

         Operating Ratio                                      Bonus as a % of
                                                              Base Salary

         Above 96                                              0
         At and below 96                                      16
         At and below 95                                      32
         At and below 94                                      48
         At and below 93                                      72
         At and below 92                                      75

For operating ratios between the above stated ratios, the bonus percentage will be increased to reflect the spread between each ratio indicated for every point reduction in the operating ratio. For example, a 92.7 operating ratio would pay a 72.9% bonus. A 94.5 operating ratio would pay a 40% bonus.

Employee shall not be guaranteed the above bonus for any year or partial year of this Agreement, and Employee must be in the regular employment of the Company on the last day of the fiscal year to qualify for this bonus.

Signed this 19th day of December, 1997.

USFreightways Corporation  James G. Connelly III



By: /s/ J. C. Carruth               /s/ James G. Connelly III
        J. C. Carruth
Title:   Chief Executive Officer