Form 10-Q
period 1998-04-04
USFREIGHTWAYS CORP
filed 1998-05-06
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    Form 10-Q

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1998, OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _______________


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

As of April 20, 1998, 26,148,286 shares of common stock were outstanding.

                          PART I: FINANCIAL INFORMATION



Item 1.                       Financial Statements.

                            USFreightways Corporation
                       Condensed Consolidated Balance Sheets
                         Unaudited (Dollars in thousands)

                                                                April 4,             January 3,
                                                                   1998                   1998
-----------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash                                                  $      5,095          $       6,471
     Accounts receivable, net                                   203,450                187,554
     Other                                                       48,616                 43,091
                                                       -----------------    -------------------
          Total current assets                                  257,161                237,116
                                                       -----------------    -------------------

Net property and equipment                                      465,864                448,315
Net intangible assets                                           105,080                104,407
Other assets                                                      9,343                  9,697
                                                       -----------------    -------------------
Total assets                                               $    837,448            $   799,535
                                                       -----------------    -------------------

Liabilities and Stockholders' Equity
Current liabilities:
     Current bank debt                                     $        -              $       650
     Accounts payable                                            61,243                 62,895
     Other current liabilities                                  152,919                118,169
                                                       -----------------    -------------------
          Total current liabilities                             214,162                181,714
                                                       -----------------    -------------------
Long-term liabilities:
     Long-term bank debt                                          5,000                 15,000
     Notes payable                                              100,000                100,000
     Other long-term liabilities                                113,535                110,621
                                                       -----------------    -------------------
          Total long-term liabilities                           218,535                225,621
                                                       -----------------    -------------------
Common stockholders' equity                                     404,751                392,200
                                                       -----------------    -------------------
Total liabilities and stockholders' equity                 $    837,448            $   799,535
                                                       -----------------    -------------------


                              USFreightways Corporation
                         Consolidated Statements of Income
             Unaudited (Dollars in thousands, except per-share amounts)

                                                       Three months ended
                                           -------------------------------------
                                                 April 4,           March 28,
                                                    1998                1997
--------------------------------------------------------------------------------
Operating revenue                           $     442,339       $      355,817
Operating expenses:
     Salaries, wages and benefits                 264,765              226,956
     Other operating expenses                      81,776               73,595
     Purchased transportation                      42,178               12,342
     Insurance and claims                           8,363                7,069
     Depreciation and amortization                 19,534               16,784
                                           -----------------   -----------------
         Total operating expenses                 416,616              336,746
                                           -----------------   -----------------
Income from operations                             25,723               19,071
                                           -----------------   -----------------
Non-operating income (expense):
     Interest expense                              (2,108)              (2,582)
     Interest income                                  233                  164
     Other, net                                      (178)                  99
                                           -----------------   -----------------
          Total non-operating expense              (2,053)              (2,319)
                                           -----------------   -----------------
Net income before income taxes                     23,670               16,752
Income tax expense                                  9,941                7,002
                                           -----------------   -----------------
Net income                                  $      13,729       $        9,750
                                           -----------------   -----------------

Average shares outstanding - basic              26,116,663          24,276,484
Average shares outstanding - diluted            26,554,118          24,591,349

Basic earnings per common share:             $        0.53       $        0.40
Diluted earnings per common share:           $        0.52       $        0.40

                                           -----------------   -----------------


                                 USFreightways Corporation
                         Condensed Consolidated Statements of Cash Flows
                                Unaudited (Dollars in thousands)

                                                                Three months ended
                                                       --------------------------------------
                                                              April 4,             March 29,
                                                                 1998                 1997
---------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net Income                                              $       13,729      $        9,750
Adjustments to net income:
    Depreciation and amortization                               19,534              16,784
    Other items affecting cash                                  14,267               1,799
      from operating activities
                                                       -----------------   ------------------
Net cash provided by operating activities                       47,530              28,333
                                                       -----------------   ------------------
Cash flows from investing activities:
  Capital expenditures, net of
    proceeds on sales                                          (35,585)            (20,694)
  Acquisition                                                  ( 1,500)                -
                                                       -----------------   ------------------
Net cash used in investing activities                          (37,085)            (20,694)
                                                       -----------------   ------------------
Cash flows from financing activities:
  Dividends paid                                                (2,433)             (2,108)
  Proceeds from sale of common stock                                -               69,760
  Proceeds from sale of treasury stock                           1,262               1,105
  Proceeds from long-term debt                                       -                 917
  Payments on long-term debt                                   (10,650)            (78,000)
                                                       -----------------   ------------------
Net cash provided by (used in) financing activities            (11,821)             (8,326)
                                                       -----------------   ------------------
Net decrease in cash                                            (1,376)               (687)
                                                       -----------------   ------------------
Cash at beginning of period                                      6,471               4,090
                                                       -----------------   ------------------
Cash at end of period                                   $        5,095      $        3,403
                                                       -----------------   ------------------

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations are affected by the seasonal aspects of the regional LTL trucking business. Therefore, operating results for the three months ended April 4, 1998 are not necessarily indicative of the results that may be expected for the year ending January 2, 1999. For further information, refer to consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended January 3, 1998.

FASB Statement No. 130, Reporting Comprehensive Income, became effective for the beginning of the Company's 1998 fiscal year. Total comprehensive income is the total of net income and all other nonowner changes in equity in a period. In the first quarter of 1998 and the first quarter of 1997, the Company's total comprehensive income is equivalent to its net income.

The AICPA Accounting Standards Executive Committee Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities will become effective for the Company's 1999 fiscal year first quarter. SOP 98-5 concludes that the costs of start-up activities, including organization costs, should be expensed as incurred, and all prior capitalized costs written off. Reporting under SOP 98-5 will have no material effect on the Company's financial results.

Segment Reporting
                                                        April 4,       March 28,
Three Months Ended                                        1998            1997
-------------------------------------------------------------------------------

Revenue
   LTL Group:
      USF Holland                                  $    197,495    $    163,730
      USF Reddaway                                       51,441          44,986
      USF Red Star                                       50,673          46,395
      USF Dugan                                          45,546          40,568
      USF Bestway                                        34,141          30,420
-------------------------------------------------------------------------------
         Sub total LTL Group                            379,296         326,099
   Logistics subsidiaries                                28,739          25,165
   Freight forwarding                                    34,304           2,719
   Corporate and other                                      -             1,834
-------------------------------------------------------------------------------
Total Revenue                                      $    442,339     $   355,817

Income From Operations
   LTL Group:
      USF Holland                                  $     17,399     $    12,413
      USF Reddaway                                        3,128           1,421
      USF Red Star                                          184              86
      USF Dugan                                           1,392           1,687
      USF Bestway                                         4,321           3,513
-------------------------------------------------------------------------------
         Sub total LTL Group                             26,424          19,120
   Logistics subsidiaries                                 1,759           1,296
   Freight forwarding                                       624              20
   Corporate and other                                   (2,139)           (712)
   Amortization of intangibles                             (945)           (653)
--------------------------------------------------------------------------------
Total Income from Operations                        $    25,723     $    19,071
-------------------------------------------------------------------------------

Item 2.           Management's Discussion and Analysis of Financial
                     Conditions and Results of Operation.


         USFreightways Corporation ("the Company") reported net income for the thirteen weeks ended April 4, 1998 of $13,729,000, a 41% increase over the $9,750,000 which was reported for the thirteen weeks which ended March 29, 1997. There were three more working days in the 1998 quarter compared to the similar period for 1997. The 1997 quarter included the New Year's holiday week and Good Friday, whereas neither of these holidays occurred in the 1998 quarter.

         Net income per share for the current year's quarter was equivalent to 52 cents diluted earnings per share, and 53 cents basic earnings per share, a 30% increase compared to 40 cents on both a diluted and basic basis for the same quarter of 1997.

         Revenue for the 1998 quarter increased by 24.3% to $442,339,000 from $355,817,000 for the first quarter of 1997. USF Seko Worldwide, the Company's domestic and international freight forwarder, which was acquired on September 30, 1997, contributed $30,772,000 revenue in the 1998 quarter. Excluding the acquisition of USF Seko Worldwide, revenue increased 15.7% in the current year compared to the same period of the previous year.

         Less-than-truckload (LTL) revenue for the quarter at the regional trucking subsidiaries increased 16.3% over the 1997 first quarter, LTL shipments increased 11.7%, and LTL tonnage increased 13.5%. LTL revenue per shipment increased from $101.99 to $106.22 and the weight per shipment increased from 1,126 pounds to 1,144 pounds.

         The logistics group continued its substantial growth rate in the current year's first quarter. Revenue for the thirteen weeks of the current year amounted to $28,739,000, an increase of 14.2%, and the operating ratio improved to 93.9 from 94.8 in the first quarter of 1997.

         A relatively mild winter, price stability, and a reasonably buoyant economy has helped the Company record the highest first quarter net income in its history. The Company's regional truck lines continue to perform at generally acceptable levels and USF Holland, USF Bestway and USF Reddaway showed significant improvement in both operating ratio and operating income in the 1998 quarter compared to the same period of the previous year. The combined operating ratio for the five regional trucking subsidiaries improved from 94.1% in 1997 to 93.0% in the current year. The Company's logistics business achieved record results increasing operating income to $1,759,000 from $1,296,000 in the 1997 quarter. The significant improvement in both revenue and operating income at USF Logistics results from increased revenue from new contracts and customers and a reduction in overhead which occurred when its business was reorganized along product lines. USF Seko Worldwide generated $30,772,000 in revenue for the current year' quarter which is an increase of 22.2% compared to last year's quarter, although it was not part of the USFreightways group. Similarly, USF Seko Worldwide improved operating income to $578,000 from $243,000 for the 1997 quarter.

         On April 3rd, USF Red Star, the Company's Northeastern LTL regional subsidiary consummated an arrangement to acquire the revenue of Vallerie Transportation Services for $1,500,000 in cash from the Company's working capital. Vallerie was a Norwalk, Ct. based provider of less-than-truckload services to the New England and upper mid-Atlantic states. The Company expects that the Vallerie acquisition will add approximately $10,000,000 in annual revenue to USF Red Star's revenue base. In addition to acquiring the revenue and the customer list, a significant number of Vallerie employees, including the entire sales force, joined USF Red Star.

                Management's Discussion and Analysis of Financial
                     Conditions and Results of Operation. (Cont'd.)




          Capital expenditures for the 1998 quarter amounted to approximately $36 million of which $22 million was for revenue equipment and $11 million for terminal facilities. Last year for the same quarter, capital expenditures amounted to $21 million of which $17 million was for revenue equipment and $1 million for terminal facilities. The Company anticipates that capital expenditures for the balance of 1998 will approximate $100,000,000 mainly for revenue equipment and purchase and or improvements of terminal facilities.

          On April 8, 1998, 70 percent of the voting members of the IBT union (Teamsters) approved a new national contract that will be effective
(from April 1, 1998) for five years and provides, among other things, a first year $750 bonus, in lieu of a first year pay increase. Total wage, pension and health and welfare increases amount to approximately 2.8% per year over the five years of the contract. The Company's unionized LTL carriers (USF Holland and USF Red Star) have agreed to accept the terms of the contract. The ratification of this agreement, with USF Holland and USF Red Star, is subject to finalization of regional contract supplements which the Company expects to have completed before the end of the second quarter of 1998.


          A dividend of 9 1/3 cents per share was paid April 10, 1998 to shareholders of record on March 27, 1998.

         This release contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission including forms 8K, 10Q and 10K.

                           PART II: OTHER INFORMATION

Item 1.           Legal Proceedings.

                  The Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, (CERCLA). The Company has been made a party to these proceedings as an alleged generator of waste disposed of at hazardous waste disposal sites. In each case, the Government alleges that the parties are jointly and severally liable for the cleanup costs. Although joint and several liability is alleged, these proceedings are frequently resolved on the basis of the quantity of waste disposed of at the site by the generator. The Company's potential liability varies greatly from site to site. For some sites the potential liability is de minimis and for others the costs of cleanup have not yet been determined. While it is not feasible to predict or determine the outcome of these proceedings or similar proceedings brought by state agencies or private litigants, in the opinion of management, the ultimate recovery or liability, if any, resulting from such litigation, individually or in the aggregate, will not materially adversely affect the Company's financial condition or results of operations and, to the Company's best knowledge, such liability, if any, will represent less than 1% of its revenue.

                  On April 19, 1996, Steven Mark Whitworth ("Plaintiff") a former employee of USF Bestway Inc., a subsidiary of the Company ("USF Bestway", brought suit against USF Bestway and one of its employees, alleging claims of fraud and promissory estoppel arising from Plaintiff's previous employment as a driver with USF Bestway, Steven Mark Whitworth
                  v. TNT Bestway Transportation, Inc. f/k/a .TNT Bestway Inc. and William Orr, Case No. 96-3935-A, 14th Judicial
                  District Court,  Dallas County,  Texas. On or about
                  October 2. 1996, Plaintiff amended his petition and added claims of wrongful discharge and conspiracy to wrongfully discharge.

                  On October 7, 1996, Plaintiff moved for summary judgment, claiming that he was entitled to a judgment of $3,500,000 in actual damages and $1,750,000 in attorney fees based on (i) the USF Bestway's alleged untimely responses to Plaintiff's requests for admissions and (ii) the USF Bestway's alleged failure to comply with the requirements of Texas law concerning the signature of pleadings by counsel in connection with the responses to Plaintiff's requests for admissions. Following a hearing on November 1, 1996, the trial court granted Plaintiff's motion for summary judgment and entered judgment in favor of Plaintiff and against the USF Bestway, for $3,500,000 in actual damages $1,750,000 in attorneys' fees together with court costs and interest.

                  On November 27, 1996, USF Bestway moved for reconsideration of the judgment and for a new trial. At a January 7, 1997 hearing on this motion, the trial court denied the motion for reconsideration and for new trial, but ruled that the responses to the Plaintiff's requests for admissions were timely. USF Bestway has posted a superedeas bond to prevent enforcement of the judgment pending appeal and perfected its appeal to the Dallas Court of Appeals.

                  Management of the Company believes that it has good grounds for obtaining a reversal of the judgment on appeal because it believes, among other reasons, that the judgment entered on the basis of the procedural technicality of counsel's failure to comply with the requirements of Texas law concerning the signature of pleadings by counsel, will not be sustained by a reviewing court and further believes, the judgment well be vacated and the matter remanded for a trial on the merits and that, in any event, will not have a material adverse effect on USF Bestway's financial condition. In the event the judgment is sustained on appeal, management of USF Bestway intends to pursue potential causes of action against all appropriate parties.

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

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits
                           1.  Exhibit 27 - Financial Data Schedule

                  (b)      Current Reports on Form 8-K were filed:

                           1. On January 13, 1998 reporting the appointment of a President and Chief Operating Officer.







                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated the 24th day of April, 1998.



                            USFREIGHTWAYS CORPORATION


                                   By:   /s/ Christopher L. Ellis
                                            _____________________
                                             Christopher L. Ellis
                                             Senior Vice President, Finance and
                                             Chief Financial Officer


                                   By:   /s/ Robert S. Owen
                                             ______________
                                             Robert S. Owen
                                             Controller and Principal
                                             Accounting Officer