Form 10-Q
period 1998-07-04
USFREIGHTWAYS CORP
filed 1998-08-14
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                           Washington D. C. 20549

                                  Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 4, 1998, OR

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

As of August 11, 1998, 26,231,997  shares of common stock were outstanding.

                             PART I: FINANCIAL INFORMATION



Item 1.                           Financial Statements.

                                USFreightways Corporation
                             Condensed Consolidated Balance Sheets
                                Unaudited (Dollars in thousands)

                                                                 July 4,             January 3,
                                                                   1998                   1998
-----------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash                                                  $      7,228          $       6,471
     Accounts receivable, net                                   203,027                187,554
     Other                                                       46,497                 43,091
                                                       -----------------    -------------------
          Total current assets                                  256,752                237,116
                                                       -----------------    -------------------

Net property and equipment                                      490,593                448,315
Net intangible assets                                           103,836                104,407
Other assets                                                     10,170                  9,697
                                                       -----------------    -------------------
Total assets                                               $    861,351            $   799,535
                                                       -----------------    -------------------

Liabilities and Stockholders' Equity
Current liabilities:
     Current bank debt                                     $        150            $       650
     Accounts payable                                            63,300                 62,895
     Other current liabilities                                  153,119                118,169
                                                       -----------------    -------------------
          Total current liabilities                             216,569                181,714
                                                       -----------------    -------------------
Long-term liabilities:
     Long-term bank debt                                         10,000                 15,000
     Notes payable                                              100,000                100,000
     Other long-term liabilities                                111,697                110,621
                                                       -----------------    -------------------
          Total long-term liabilities                           221,697                225,621
                                                       -----------------    -------------------
Common stockholders' equity                                     423,085                392,200
                                                       -----------------    -------------------
Total liabilities and stockholders' equity                 $    861,351            $   799,535
                                                       -----------------    -------------------


                              USFreightways Corporation
                         Consolidated Statements of Income
             Unaudited (Dollars in thousands, except per-share amounts)

                                                       Three months ended                           Six months ended
                                           -------------------------------------   -----------------------------------------
                                                     July 4,            June 28,              July 4,              June 28,
                                                       1998                1997                  1998                  1997
--------------------------------------------------------------------------------   -----------------------------------------
Operating revenue                           $     447,026       $      380,763      $       889,365      $         736,580
Operating expenses:
     Salaries, wages and benefits                 266,428              240,114              531,193                467,070
     Other Operating expenses                      79,072               74,856              160,848                148,451
     Purchased transportation                      41,871               13,502               84,049                 25,844
     Insurance and claims                           7,464                7,881               15,827                 14,950
     Depreciation and amortization                 19,743               17,495               39,277                 34,279
                                           -----------------   -----------------   -------------------  --------------------
         Total operating expenses                 414,578              353,848              831,194                690,594
                                           -----------------   -----------------   -------------------  --------------------
Income from operations                             32,448               26,915               58,171                 45,986
                                           -----------------   -----------------   -------------------  --------------------
Non-operating income (expense):
     Interest expense                              (2,026)              (2,016)              (4,134)                (4,598)
     Interest income                                  210                  226                  443                    390
     Other, net                                       (49)                ( 54)                (227)                    45
                                           -----------------   -----------------   -------------------  --------------------
          Total non-operating expense              (1,865)              (1,844)              (3,918)                (4,163)
                                           -----------------   -----------------   -------------------  --------------------
Net income before income taxes                     30,583               25,071               54,253                 41,823
Income tax expense                                 12,539               10,530               22,480                 17,532
                                           -----------------   -----------------   -------------------  --------------------
Net income                                  $      18,044       $       14,541       $       31,773      $          24,291
                                           -----------------   -----------------   -------------------  --------------------

Average shares outstanding - basic             26,201,994          25,829,398            26,159,329            25,052,941
Average shares outstanding - diluted           26,607,779          26,129,479            26,568,959            25,351,923
Basic earnings per common share:            $        0.69       $         0.56       $         1.21      $            0.97
Diluted earnings per common share:          $        0.68       $         0.56       $         1.20      $            0.96
                                           -----------------   -----------------   -------------------  --------------------


                                 USFreightways Corporation
                         Condensed Consolidated Statements of Cash Flows
                                Unaudited (Dollars in thousands)

                                                                      Six months ended
                                                       --------------------------------------
                                                                 July 4,             June 28,
                                                                   1998                 1997
---------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net Income                                              $       31,773      $       24,291
Adjustments to net income:
    Depreciation and amortization                               39,277              34,279
    Other items affecting cash                                  15,817               6,431
      from operating activities
                                                       -----------------   ------------------
Net cash provided by operating activities                       86,867              65,001
                                                       -----------------   ------------------
Cash flows from investing activities:
  Capital expenditures, net of
    proceeds on sales                                          (78,237)            (46,747)
  Acquisition                                                  ( 1,500)
                                                       -----------------   ------------------
Net cash used in investing activities                          (79,737)            (46,747)
                                                       -----------------   ------------------
Cash flows from financing activities:
  Dividends paid                                                (4,873)             (4,514)
  Proceeds from sale of common stock                                -               69,431
  Proceeds from sale of treasury stock                           4,000               2,865
  Proceeds from long-term debt                                       -
  Payments on long-term debt                                   ( 5,500)            (78,139)
                                                       -----------------   ------------------
Net cash provided by (used in) financing activities            ( 6,373)            (10,357)
                                                       -----------------   ------------------
Net increase in cash                                               757               7,897
                                                       -----------------   ------------------
Cash at beginning of period                                      6,471               4,090
                                                       -----------------   ------------------
Cash at end of period                                   $        7,228      $       11,987
                                                       -----------------   ------------------

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations are affected by the seasonal aspects of the regional LTL trucking business. Therefore, operating results for the three months and six months ended July 4, 1998 are not necessarily indicative of the results that may be expected for the year ending January 2, 1999. For further information, refer to consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended January 3, 1998.


Segment Reporting                                         Three Months Ended                 Six Months Ended
                                                         July 4,        June 28,         July 4,          June 28,
                                                           1998            1997            1998               1997
---------------------------------------------------------------------------------------------------------------
Revenue
   LTL Group:
      USF Holland                                  $    196,152    $    176,220      $   393,647     $  339,950
      USF Reddaway                                       53,263          48,397          104,704         93,383
      USF Red Star                                       53,591          48,588          104,264         94,983
      USF Dugan                                          45,451          42,597           90,997         83,165
      USF Bestway                                        34,111          33,512           68,252         63,932
---------------------------------------------------------------------------------------------------------------
         Sub total LTL Group                            382,568         349,314          761,864        675,413
   Logistics subsidiaries                                30,835          26,144           59,574         51,309
   Freight forwarding                                    33,623           3,001           67,927          5,720
   Corporate and other                                      -             2,304              -            4,138
---------------------------------------------------------------------------------------------------------------
Total Revenue                                      $    447,026     $   380,763      $   889,365     $  736,580

Income From Operations
   LTL Group:
      USF Holland                                  $     19,930     $    17,725      $    37,329     $   30,138
      USF Reddaway                                        4,877           3,422            8,005          4,843
      USF Red Star                                        1,115             127            1,299            213
      USF Dugan                                           2,136           1,963            3,528          3,650
      USF Bestway                                         3,945           4,689            8,267          8,202
---------------------------------------------------------------------------------------------------------------
         Sub total LTL Group                             32,003          27,926           58,428         47,046
   Logistics subsidiaries                                 2,046           1,266            3,805          2,562
   Freight forwarding                                       860              -             1,484             20
   Corporate and other                                   (1,391)         (1,619)          (3,531)        (2,331)
   Amortization of intangibles                           (1,070)           (658)          (2,015)        (1,311)
----------------------------------------------------------------------------------------------------------------
Total Income from Operations                        $    32,448     $    26,915       $   58,171     $   45,986
----------------------------------------------------------------------------------------------------------------

Item 2.           Management's Discussion and Analysis of Financial Conditions
                    and Results of Operation.



                  USFreightways   Corporation ("the Company") reported  record
net income for the thirteen weeks ended July 4, 1998 of $18,044,000, a 24% increase over the $14,541,000 which was reported for the thirteen weeks which ended June 28, 1997.

                 Net income per share for the current year's quarter was equivalent to 68 cents diluted earnings per share, and 69 cents basic earnings per share, a 21% increase compared to 56 cents on a diluted basis and a 23% increase compared to 56 cents on a basic basis for the same quarter of 1997.

                  Revenue this year increased by 17.4% to $447,026,000 from $380,763,000 for the second quarter of 1997. USF Seko Worldwide, the Company's domestic and international freight forwarder, which was acquired on September 30, 1997, contributed $33,623,000 revenue in the 1998 quarter. There were two less working days in the second quarter this year compared to the similar period for 1997, since both July 4th and Good Friday holidays occurred this year, whereas neither of these holidays were included in the 1997 quarter.

                  Total revenue for the less-than-truckload (LTL) regional subsidiaries amounted to $6,170,452 per working day, an increase of 13.1% over the $5,458,031 per working day for the 1997 quarter. Daily LTL shipment count increased 8.6% and LTL revenue per shipment of $106.18 was 4.0% higher than for the comparable period of 1997. Average weight per shipment was 1,137 pounds.

                  Net income for the six months ended July 4, 1998 amounted to $31,773,000, compared to $24,291,000 for the 1997 six month period. Earnings for the six months ended July 4, 1998 were $1.20 per diluted share, a 25% increase compared to 96 cents per diluted share for the 1997 six month period.

                  The logistics group had an excellent quarter achieving record revenue and operating income. Revenue for the thirteen weeks of the current year amounted to $30,835,000, an increase of 17.9%, and the operating ratio improved to 93.4% from 95.2% in the second quarter of 1997. Revenue for the six months of the current year amounted to $59,574,000, an increase of 16.1% over the same period of last year. Operating income of $3,805,000 and an operating ratio of 93.6% for the six months of the current year compares to $2,562,000 and 95.0% for the same period of last year.

                  Operating income for the Company's forwarding operations, primarily USF Seko Worldwide, for the current year's six month period was $1,484,000 compared to $1,169,000 on a pro forma basis as if USF Seko Worldwide was included last year.

                  Despite a slight downturn in the economy and the adverse impact of the GM strike, particularly at USF Holland, revenue and net income improved for the second quarter and six month period compared to the same periods of the previous year. The GM strike, which commenced June 5, 1998, reduced revenue in the regional trucking subsidiaries with the most significant measurable reduction in USF Holland, which was estimated to have been in excess of $2.0 million. All of the regional trucking subsidiaries continue to outperform the majority of their competitors. USF Reddaway, USF Holland, USF Dugan and USF Red Star showed improvement in both operating ratio and operating income in the second quarter compared to the same period of the previous year. The combined operating ratio for the five regional trucking subsidiaries improved from 92.0% in 1997 to 91.6% in the current year.

                  USF Holland, noted for its excellent service and safety standards, established a new 'collision free miles' record of over 8.6 million consecutive miles driven without a collision. The USF Holland linehaul drivers were also recognized for their excellent safe driving by winning the
Michigan  Trucking   Association   safety  award  for  the  second consecutive
year.

 Management's Discussion and Analysis of Financial Conditions
               and Results of Operation. (Cont'd.)




                  Although there are indications that the rate of economic growth has slowed since the first quarter, the outlook for the economy for the balance of the year remains at levels above the same period of 1997. While a long duration of the 'GM strike' will have a negative impact on the transportation industry, the Company's strong balance sheet, low debt, and strict cost controls permit the Company to adjust to any resultant economic downturn.

                  Capital expenditures for the three months of the 1998 quarter amounted to approximately $44 million of which $24 million was for revenue equipment and $13 million for terminal facilities. Last year for the same period, capital expenditures amounted to $27 million of which $20 million was for revenue equipment and $7 million for terminal facilities and miscellaneous equipment. For the six months ended July 4, 1998, capital expenditures approximated $80 million which compares to $48 million for the 1997 six month period.

                   On July 30, 1998, the Company entered into an agreement to acquire Glen Moore Transport Inc., a Carlisle, Pennsylvania based truckload carrier. Glen Moore has annualized revenue of approximately $35 million and operates 255 tractors and 600 trailers. This agreement is expected to close during the third quarter of 1998.

                    The Financial Accounting Standards Board (FASB) has issued FASB Statement No. 132 ("Employers' Disclosures about Pensions and and Other Postretirement Benefits") which the Company will adopt in the fourth quarter of 1998. FASB has also issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is currently evaluating the impact of these pronouncements; however it does not anticipate that the adoption of these statements will have a material impact on results of operations or financial position.

                    A dividend of 9 1/3 cents per share was paid July 10, 1998 to shareholders of record on June 26, 1998.

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

                  On April 19, 1996, Steven Mark Whitworth ("Plaintiff") a former employee of USF Bestway Inc., a subsidiary of the Company ("USF Bestway", brought suit against USF Bestway and one of its employees, alleging claims of fraud and promissory estoppel arising from Plaintiff's previous employment as a driver with USF Bestway, Steven Mark Whitworth v. TNT Bestway Transportation, Inc. f/k/a .TNT Bestway Inc. and William Orr, Case No. 96-3935-A, 14th Judicial District Court, Dallas County, Texas. On or about October 2, 1996, Plaintiff amended his petition and added claims of wrongful discharge and conspiracy to wrongfully discharge.

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

                  Management of the Company believes that it has good grounds for obtaining a reversal of the judgment on appeal because it believes, among other reasons, that the judgment entered on the basis of the procedural technicality of counsel's failure to comply with the requirements of Texas law concerning the signature of pleadings by counsel, will not be sustained by a reviewing court and further believes, the judgment will be vacated and the matter remanded for a trial on the merits and that, in any event, will not have a material adverse effect on USF Bestway's financial condition. In the event the judgment is sustained on appeal, management of USF Bestway intends to pursue potential causes of action against all appropriate parties.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

              (a) On  May  1,  1998,  the  annual  meeting  of  stockholders  of
                  USFreightways Corporation was held pursuant to notice.

              (b) N/A

              (c) Election of Directors

                  John Campbell Carruth     FOR:              22,952,392
                                            WITHHOLD:            124,249

                  Neil A. Springer          FOR:              22,952,593
                                            WITHHOLD:            124,048

                  William N. Weaver, Jr.    FOR:              22,952,479
                                            WITHHOLD:            124,162


              (d) N/A

Item 6.           Exhibits and Reports on Form 8-K.

              (a) Exhibits

                  1.       Exhibit 10.1-Restricted Stock Agreement with John
                              Campbell Carruth dated April 27, 1998.

                  2.        Exhibit 10.2-Employment Agreement with John
                              Campbell Carruth dated June 1, 1998,
                           effective January 3, 1999.

                  3.       Exhibit 27-Financial Data Schedule.

              (b) Current Reports on Form 8-K were filed:

                  1.       No current reports on Form 8-K were filed during
                              the quarter.








                               SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated the 11th day of August, 1998.




         USFREIGHTWAYS CORPORATION


        By:   /s/ Christopher L. Ellis
                  ____________________
                  Christopher L. Ellis
                  Senior Vice President, Finance and Chief Financial Officer


        By:   /s/ Robert S. Owen
                  ______________
                  Robert S. Owen
                  Controller and Principal Accounting Officer

EXHIBIT 10.1

                            USFREIGHTWAYS CORPORATION
                            RESTRICTED STOCK AGREEMENT


         THIS   AGREEMENT  is  made  this  27th  day  of  April,   1998  between
USFreightways Corporation, a Delaware corporation (the "Company"), and J. Campbell Carruth (the "Recipient").

         WHEREAS, the Company desires to grant to the Recipient certain restricted shares of its common capital stock (the "Restricted Stock") under the Company's Long-Term Incentive Plan (the "Plan"), which has been approved by its stockholders; and

         WHEREAS, the Company and the Recipient understand and agree that any terms used herein have the same meanings as in the Plan (the "Recipient" being referred to in the Plan as a "Participant").

         NOW, THEREFORE, in consideration of the following mutual covenants and for other good and valuable consideration, the parties agree as follows:

1.       GRANT OF RESTRICTED STOCK

         The Company hereby grants to the Recipient 59,480 Shares of Restricted Stock on the terms and conditions and subject to all the limitations set forth herein and in the Plan, which is incorporated herein by reference. The Recipient acknowledges receipt of a copy of the Plan.

2.       PURCHASE PRICE

         The purchase price of the Restricted Stock shall be deemed to be zero Dollars per Share. The foregoing notwithstanding, the Recipient shall not, without the consent of the Company, make any election under Section 83(b) of the Code to recognize income at the date of grant.

3.       CERTIFICATES AND SHAREHOLDER RIGHTS

         The Company's Transfer Agent and Registrar shall prepare and issue a stock certificate containing a legend referring to this Agreement in the Recipient's name representing the Shares of Restricted Stock that the Recipient has been granted, which certificate shall be held by the Recipient pursuant to the terms of this Agreement and the Plan. From and after the issuance of the certificate, the Recipient shall be the holder of record with respect to the Restricted Stock, and shall have the right to vote such Restricted Stock and to receive stock splits, dividends, and distributions with respect to such Restricted Stock, which splits, dividends, and distributions shall be subject to the terms and conditions of the Plan and this Agreement.

4.       RESTRICTIONS AND VESTING

(a) Until the passage of the time periods or the occurrence of the events specified in Paragraph 4(b) below, the Recipient shall not sell, transfer, convey, pledge, encumber, or otherwise dispose of all or a portion of any interest in the Restricted Stock.

(b) Subject to the Plan and this Agreement, the restrictions hereunder shall lapse on the first to occur of the following dates or events, whichever is applicable:



         (i)      Number of Shares                Date Restrictions Lapse

                  14,870                          April 27, 1999
                  14,870                          April 27, 2000
                  14,870                          April 27, 2001
                  14,870                          April 27, 2002

         (ii)     Total Number of Shares      Event on Which Restrictions Lapse

                  59,480                      Recipient's Death or Disability as
                                                  defined in the Plan

         (iii)    Total Number of Shares      Event on Which Restrictions Lapse

                  59,480                          Change of Control

                  Absent the Company's written notice to the contrary, any Restricted Stock the restrictions on which have not lapsed upon the Recipient's termination of employment shall be forfeited immediately if the Recipient terminates his employment or his employment is terminated for "cause," as defined in the Employment Agreement to be entered into between the Recipient and the Company, and this statement shall constitute the written notice required under the Plan of such forfeiture.

                  For purposes of this Paragraph 4, a "Change of Control" shall be deemed to occur on the earliest of (1) the acquisition by any entity, person, or group of beneficial ownership, as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, of more than 50% of the outstanding capital stock of the Company entitled to vote for the election of directors ("Voting Stock"); (2) the completion by any entity, person, or group (other than the Company or a subsidiary of the Company) of a tender offer for more than 50% of the outstanding Voting Stock of the Company; or (3) the effective time of
         (i) a merger or consolidation of the Company with one or more corporations as a result of which the holders of the outstanding Voting Stock of the Company immediately prior to such merger hold less than 80% of the Voting Stock of the surviving or resulting corporation, or
         (ii) a transfer of all of the property or assets of the Company other than to an entity of which the Company owns at least 80% of the Voting Stock.


5.       DIVIDENDS

         From and after the date the Recipient acquires the Shares, and is issued a certificate or certificates, the Recipient shall be entitled, with respect to the Recipient's Shares of Restricted Stock, to any dividends declared by the Company on its Shares of Common Stock and paid in the form of cash or other property.

         Cash dividends paid with respect to Shares of Restricted Stock shall be paid to the Recipient. In the case of dividends declared by the Company and payable in the form of Common Stock or other securities of the Company, then such securities shall be subject to the terms and conditions of the Plan and this Agreement, shall be represented by certificates issued in the name of the Recipient but shall be subject to the restrictions and vesting schedules specified in Paragraph 4, provided that the restrictions applicable to securities issued as a dividend on certain Shares shall lapse concurrently with the restrictions on the underlying Shares.

6.       RELEASE OF RESTRICTIONS

         At such time as the restrictions on the Shares of Restricted Stock lapse, or as soon thereafter as may be practicable, the restrictive legend shall be removed from the certificate or certificates.

7.       NOTICES

         Any notices required or permitted by the terms of this Agreement or the Plan shall be given by registered or certified mail, return receipt requested, addressed as follows:

To the Company:              USFreightways Corporation
                             9700 Higgins Road
                             Suite 570
                             Rosemont, IL 60018
                             Attn:  Long-Term Incentive Plan Award Committee

To the Recipient:            J. Campbell Carruth
                             316 Rivershire Ct.
                             Lincolnshire, Illinois 60069-3814

or to such other address or addresses of which notice in the same manner has previously been given. Any such notice shall be deemed to have been given when mailed in accordance with the foregoing provisions.

8.       GOVERNING LAW

         This Agreement shall be construed and enforced in accordance with the laws of the State of Illinois.


9.       BINDING EFFECT

         This   Agreement   shall  be  binding   upon  the   heirs,   executors,
administrators, successors and assigns of the parties hereto.

IN WITNESS WHEREOF, the Company and the Recipient have caused this Agreement to be executed on its and his behalf effective the day and year first above written.


USFREIGHTWAYS CORPORATION                           J. CAMPBELL CARRUTH
        Christopher L. Ellis
        ____________________                        ___________________
By: /s/ Christopher L. Ellis                By: /s/ J. Campbell Carruth
Its:     Senior Vice President,
         Chief Financial Officer

EXHIBIT 10.2

                                            EMPLOYMENT AGREEMENT


         THIS EMPLOYMENT AGREEMENT (the "Agreement") is made and entered into as of the 1st day of June, 1998, effective January 3, 1999 (the "Effective Date"), by and between USFreightways Corporation, a Delaware corporation (the "Employer"), and J. Campbell Carruth (the "Executive").

                                                  RECITALS

         A. The Employer desires that the Executive continue to provide services for the benefit of the Employer and its affiliates and the Executive desires to accept such continued employment with the Employer.

         B. The Employer and the Executive acknowledge that the Executive will be a member of the senior management team of the Employer and, as such, will participate in implementing the Employer's business plan.

         NOW, THEREFORE, in consideration of the above premises and the following mutual covenants and conditions, the parties agree as follows:

1. Employment. The Employer shall employ the Executive as its Chairman, and the Executive hereby accepts such employment on the following terms and conditions.

2. Duties. The Executive shall, during the term of this Agreement, have the duties, responsibilities, powers, and authority customarily associated with the position of Chairman. The Executive shall report to, and follow the direction of, the Board of Directors (the "Board"). In addition to, or in lieu of, the foregoing, the Executive also shall perform such other and unrelated services and duties as may be agreed upon from time to time by the Board and the Executive. The Executive shall diligently, competently, and faithfully perform all duties, and shall use his best efforts to promote the interests of the Employer. It shall not be considered a violation of the foregoing for the Executive to serve on corporate, industry, civic, religious or charitable boards or committees.

3. Executive Loyalty. The Executive shall devote a substantial portion of his business time to the interests of the Employer, and the Employer shall be entitled to all benefits and profits arising from or incident to any and all work, services, and advice provided by the Executive to the Employer. The Executive and the Employer expressly agree that during the term of this Agreement, the Executive may engage, directly or indirectly, as a partner, officer, director, stockholder, advisor, agent, employee, or in any other form or capacity, in any other business that is not similar to that of the Employer. The foregoing notwithstanding, nothing herein contained shall be deemed to prevent the Executive from investing his money in the capital stock or other securities of any corporation whose stock or securities are publicly-owned or are regularly traded on any public exchange, nor shall anything herein contained be deemed to prevent the Executive from investing his money in real estate.

4. Term of Employment. Unless sooner terminated as hereinafter provided, this Agreement shall be entered into for a period of five (5) years, commencing on the Effective Date.

5.       Compensation.

A. Salary. The Employer shall pay the Executive an annual salary of $500,000, payable in substantially equal installments in accordance with the Employer's payroll policy from time to time in effect. The Executive's salary shall be subject to any payroll or other deductions as may be required to be made pursuant to law, government order, or by agreement with, or consent of, the Executive.

B. Other Benefits. During the term of this Agreement, the Employer shall include the Executive in any life insurance, disability insurance, medical, dental or health insurance, savings, pension and retirement plans and other benefit plans or programs (including, if applicable, any excess benefit or supplemental executive retirement plans) maintained by the Employer for the benefit of its executives.

6. Expenses. The Employer shall provide the Executive with an expense allowance of up to $50,000 per year, and all reasonable business, medical, dental and health expenses shall be reimbursed therefrom, provided the Executive submits paid receipts or other documentation acceptable to the Employer and as required by the Internal Revenue Service to qualify as ordinary and necessary business expenses under the Internal Revenue Code of 1986, as amended.

7. Termination. Notwithstanding anything in Paragraph 4 of this Agreement to the contrary, the Executive's services shall terminate upon the first to occur of the following events:

A.       At the end of the term of this Agreement.

B. Upon the Executive's date of death or the date the Executive is given written notice that he has been determined to be disabled by the Employer. For purposes of this Agreement, the Executive shall be deemed to be disabled if the Executive, as a result of illness or incapacity, shall be unable to perform substantially his required duties for a period of four (4) consecutive months or for any aggregate period of six (6) months in any twelve (12) month period. A termination of the Executive's employment by the Employer for disability shall be communicated to the Executive by written notice and shall be effective on the tenth (10th) business day after receipt of such notice by the Executive, unless the Executive returns to full-time performance of his duties before such tenth
(10th) business day. The foregoing notwithstanding, if the Executive and the Employer subsequently agree that, following such termination on account of disability, the Executive is able to return to his employment, then he shall be entitled to do so and the term of this Agreement shall be reinstated and again expire on the fifth anniversary of the Effective Date.

C. On the date the Employer provides the Executive with written notice that he is being terminated for "cause." For purposes of this Agreement, the Executive shall be deemed terminated for cause if the Employer terminates the Executive after the Executive:

(1)      shall  have  committed  any  felony  including,  but not  limited  to a felony involving fraud, theft, misappropriation, dishonesty, or embezzlement; or

(2) shall have committed intentional acts that materially impair the goodwill or business of the Employer or cause material damage to its property, goodwill, or business.

D. On the date the Executive terminates his employment for any reason, provided that the Executive shall give the Employer ninety (90) days written notice prior to such date of his intention to terminate this Agreement.

8. Compensation Upon Termination. If the Executive's services are terminated pursuant to Paragraph 7, the Executive shall be entitled to his salary through his final date of active employment. The Executive shall also be entitled to any benefits mandated under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA) or required under the terms of any death, insurance, or retirement plan, program, or agreement provided by the Employer and to which the Executive is a party or in which the Executive is a participant, including, but not limited to, any short-term or long-term disability plan or program, if applicable.

9. Notices. Any and all notices required in connection with this Agreement shall be deemed adequately given only if in writing and (a) personally delivered, or sent by first class, registered or certified mail, postage prepaid, return receipt requested, or by recognized overnight courier, (b) sent by facsimile, provided a hard copy is mailed on that date to the party for whom such notices are intended, or (c) sent by other means at least as fast and reliable as first class mail. A written notice shall be deemed to have been given to the recipient party on the earlier of (a) the date it shall be delivered to the address required by this Agreement; (b) the date delivery shall have been refused at the address required by this Agreement; (c) with respect to notices sent by mail or overnight courier, the date as of which the Postal Service or overnight courier, as the case may be, shall have indicated such notice to be undeliverable at the address required by this Agreement; or (d) with respect to a facsimile, the date on which the facsimile is sent and receipt of which is confirmed. Any and all notices referred to in this Agreement, or which either party desires to give to the other, shall be addressed to his residence in the case of the Executive, or to its principal office in the case of the Employer.

10. Waiver of Breach. A waiver by the Employer of a breach of any provision of this Agreement by the Executive shall not operate or be construed as a waiver or estoppel of any subsequent breach by the Executive. No waiver shall be valid unless in writing and signed by an authorized officer of the Employer.

11. Assignment. The Executive acknowledges that the services to be rendered by him are unique and personal. Accordingly, the Executive may not assign any of his rights or delegate any of his duties or obligations under this Agreement. The rights and obligations of the Employer under this Agreement shall inure to the benefit of and shall be binding upon the successors and assigns of the Employer.

12. Entire Agreement. This Agreement sets forth the entire and final agreement and understanding of the parties and contains all of the agreements made between the parties with respect to the subject matter hereof. This Agreement supersedes any and all other agreements, either oral or in writing, between the parties hereto, with respect to the subject matter hereof. No change or modification of this Agreement shall be valid unless in writing and signed by the Employer and the Executive.

13. Headings. The headings in this Agreement are inserted for convenience only and are not to be considered a construction of the provisions hereof.

14. Execution of Agreement. This Agreement may be executed in several counterparts, each of which shall be considered an original, but which when taken together, shall constitute one agreement.

15. Recitals. The recitals to this Agreement are incorporated herein as an integral part hereof and shall be considered as substantive and not precatory language.

16. Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Illinois, without reference to its conflict of law provisions, and any court action commenced to enforce this Agreement shall have as its sole and exclusive venue the County of Cook, Illinois.

         IN WITNESS WHEREOF, the parties have set their signatures on the date first written above.

EMPLOYER:                                           EXECUTIVE:

USFREIGHTWAYS CORPORATION,                          J. CAMPBELL CARRUTH
a Delaware corporation

        Christopher L. Ellis
        ____________________                        ___________________
By: /s/ Christopher L. Ellis                By: /s/ J. Campbell Carruth
Its: Senior Vice President, Finance
and Chief Financial Officer