Form 10-Q
period 1998-10-03
USFREIGHTWAYS CORP
filed 1998-11-16
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1998, OR

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

As of November 12, 1998, 26,263,373 shares of common stock were outstanding.

                             PART I: FINANCIAL INFORMATION



Item 1.                           Financial Statements.

                                USFreightways Corporation
                             Condensed Consolidated Balance Sheets
                                Unaudited (Dollars in thousands)

                                                            October 3,          January 3,
                                                                 1998                  1998
-----------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash                                               $        7,572        $          6,471
     Accounts receivable, net                                  217,627                 187,554
     Other                                                      53,544                  43,091
                                                     -----------------     -------------------
          Total current assets                                 278,743                 237,116
                                                     -----------------     -------------------

Net property and equipment                                     528,929                 448,315
Net intangible assets                                          108,875                 104,407
Other assets                                                     9,743                   9,697
                                                     -----------------     -------------------
Total assets                                            $      926,290        $        799,535
                                                     -----------------     -------------------

Liabilities and Stockholders' Equity
Current liabilities:
     Current  debt                                      $        5,219        $            650
     Accounts payable                                           67,963                  62,895
     Other current liabilities                                 164,748                 118,169
                                                     -----------------      ------------------
     Total current liabilities                                 237,930                 181,714
                                                     -----------------      ------------------
Long-term liabilities:
     Long-term debt                                             20,726                  15,000
     Notes payable                                             100,000                 100,000
     Other long-term liabilities                               126,833                 110,621
                                                      -----------------     ------------------
            Total long-term liabilities                        247,559                 225,621
                                                      -----------------     ------------------
Common stockholders' equity                                    440,801                 392,200
                                                      -----------------     ------------------
Total liabilities and stockholders' equity              $      926,290        $        799,535
                                                      -----------------     ------------------



                              USFreightways Corporation
                         Consolidated Statements of Income
             Unaudited (Dollars in thousands, except per-share amounts)

                                             Three months ended                         Nine months ended
                                        ------------------------------------- ---------------------------------
                                             October 3,        September 27,       October 3,     September 27,
                                                  1998                  1997            1998              1997
---------------------------------------------------------------------------------------------------------------
Operating revenue                         $    469,349       $       393,462    $   1,358,714    $   1,130,042
Operating expenses:
     Salaries, wages and benefits              278,764               246,288          809,957          713,358
     Other operating expenses                   81,779                75,523          242,627          223,974
     Purchased transportation                   44,864                14,548          128,913           40,392
     Insurance and claims                        8,522                 7,357           24,349           22,307
     Depreciation and amortization              20,569                17,841           59,846           52,120
                                     -----------------       ----------------   --------------  --------------
         Total operating expenses              434,498               361,557        1,265,692        1,052,151
                                     -----------------       ----------------   --------------  --------------
Income from operations                          34,851                31,905           93,022           77,891
                                     -----------------       ----------------   --------------  --------------
Non-operating income (expense):
     Interest expense                           (2,109)               (1,956)          (6,243)          (6,554)
     Interest income                               191                   380              634              770
     Other, net                                    125                   (85)            (102)             (40)
                                      ----------------        ---------------   -------------   ---------------
          Total non-operating expense           (1,793)               (1,661)          (5,711)          (5,824)
                                      ----------------        ---------------   -------------   ---------------
Net income before income taxes                  33,058                30,244           87,311           72,067
Income tax expense                              13,554                12,702           36,034           30,234
                                      -----------------       ---------------   -------------   --------------
Net income                               $      19,504       $        17,542    $      51,277   $       41,833
                                      -----------------       ---------------   -------------   --------------

Average shares outstanding - basic          26,244,706            25,972,653       26,187,788       25,357,417
Average shares outstanding - diluted        26,413,506            26,298,153       26,467,601       25,625,642
Basic earnings per common share:         $        0.74       $          0.68     $       1.96   $         1.65
Diluted earnings per common share:       $        0.74       $          0.67     $       1.94   $         1.63
                                      -----------------     ---------------------------------   --------------

                                 USFreightways Corporation
                         Condensed Consolidated Statements of Cash Flows
                                Unaudited (Dollars in thousands)

                                                             Nine months ended
                                                --------------------------------------
                                                       October 3,         September 27,
                                                            1998                  1997
-----------------------------------------------------------------------------------
Cash flows from operating activities:

Net Income                                      $         51,277       $       41,833
Adjustments to net income:
    Depreciation and amortization                         59,846               52,120
    Other items affecting cash                            24,994               19,210
      from operating activities
                                                -----------------      ---------------
Net cash provided by operating activities                136,117              113,163
                                                -----------------      ---------------
Cash flows from investing activities:
  Capital expenditures, net of
    proceeds on sales                                   (114,291)             (78,758)
  Acquisitions                                           ( 7,625)
  Net fixed assets from acquisitions                     (20,736)
                                                -----------------    ----------------
Net cash used in investing activities                   (142,652)             (78,758)
                                                -----------------    ----------------
Cash flows from financing activities:
  Dividends paid                                          (7,321)              (6,926)
  Proceeds from sale of common stock                         -                 69,431
  Proceeds from sale of treasury stock                     4,662                5,927
  Proceeds from long-term debt                             5,726
  Payments on long-term debt                               -                  (78,000)
  Net change in short-term debt                            4,569                 (223)
                                                -----------------     ----------------
Net cash provided by (used in) financing activities        7,636               (9,791)
                                                -----------------     ----------------
Net increase in cash                                       1,101               24,614
                                                -----------------     ----------------
Cash at beginning of period                                6,471                4,090
                                                 -----------------    -----------------
Cash at end of period                             $        7,572      $        28,704
                                                 -----------------    -----------------



              Notes to Condensed Consolidated Financial Statements
                  (Dollars in thousands, except per share amounts)
                                (Unaudited)

1. General

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations are affected by the seasonal aspects of the regional LTL trucking business. Therefore, operating results for the three months and nine months ended October 3, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended January 3, 1998.

2. Earnings per share

Earnings per share basic and diluted earnings per share are calculated under guidelines of FASB statement No. 128. Basic earnings per share are calculated on income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated using earnings available to each share of common stock outstanding during the period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Unexercised stock options, calculated under the treasury stock method, is the only reconciling item between the Company's basic and diluted weighted earnings per share. The number of options included in the denominator, used to calculate diluted earnings per share are 168,800, 325,500, 279,813 and 268,225 for the third quarters of 1998 and 1997 and for the years to date of 1998 and 1997 respectively.


3. New accounting standards

The Financial Accounting Stands Board (FASB) has issued FASB Statement No. 132 ("Employers' Disclosures about Pensions and Other Postretirement Benefits") which the Company will adopt in the fourth quarter of 1998. FASB has also issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is currently evaluating the impact of these pronouncements; however it does not anticipate that the adoption of these statements will have a material impact on results of operations or financial condition.

4. Subsequent events

On September 23, 1998 the Company announced that it signed an agreement to acquire all of the issued and outstanding shares of Golden Eagle Group for approximately $34 million. This merger was completed on November 12, 1998. Golden Eagle provides logistics services and international air and ocean freight forwarding for shipments between the United States and Europe, the Middle East and Far East and from the United States to Central and South America and the Caribbean. The company also provides logistics services including packing, crating and warehousing as well as being a licensed customs broker. Revenue for Golden Eagle for the year ended December 31, 1997 amounted to $84 million, of which approximately 90% were international. This acquisition is consistent with the Company's expressed intention to pursue revenue growth through market share and acquisition.

On October 19, 1998, the Company announced that it had acquired Moore & Son Co., a Columbus, Ohio based assembly and distribution business serving all points within the state. Annual revenue for Moore & Son is expected to be approximately $8 million. The Ohio cross-dock facility will become part of USF Distribution that has existing service centers located in major metropolitan centers of Illinois, Georgia, New Jersey, Colorado and California.

On October 1, 1998, the Company approved a change in its fiscal year from a 52-53 week ending on the Saturday closest to December 31, to a calendar year basis ending on December 31 of each year. This change will have no material effect on the Company's 1998 full year results.

On October 30, 1998, the Company announced that James G. Connelly, President and Chief Operating Officer of the Company resigned in order to explore other business opportunities. Mr. Connelly had been with the Company since January 1998.







Segment Reporting                                        Three Months Ended                Nine Months Ended
                                                  October 3,       September 27,       October 3,   September 27,
                                                       1998             1997                1998            1997
-------------------------------------------------------------------------------------------------------------------------
Revenue
   LTL Group:
      USF Holland                             $     202,259    $     180,758       $     595,906     $   520,708
      USF Reddaway                                   57,147           53,072             161,851         146,455
      USF Red Star                                   55,264           50,001             159,528         144,984
      USF Dugan                                      47,032           44,041             138,029         127,206
      USF Bestway                                    35,216           34,533             103,468          98,465
--------------------------------------------------------------------------------------------------------------------------
         Sub total LTL Group                        396,918          362,405           1,158,782       1,037,818
   Truckload - Glen Moore                             3,468             -                  3,468             -
   Logistics subsidiaries                            33,122           26,455              92,696          77,764
   Freight forwarding                                35,841            3,216             103,768           8,936
   Corporate and other                                 -               1,386                -              5,524
--------------------------------------------------------------------------------------------------------------------------
Total Revenue                                  $    469,349    $     393,462       $   1,358,714     $ 1,130,042

Income From Operations
   LTL Group:
      USF Holland                              $     21,972    $      18,357       $      59,301     $    48,495
      USF Reddaway                                    6,042            5,444              14,047          10,287
      USF Red Star                                    1,199              549               2,498             762
      USF Dugan                                       1,906            2,102               5,434           5,752
      USF Bestway                                     3,898            4,951              12,165          13,153
---------------------------------------------------------------------------------------------------------------------------
         Sub total LTL Group                         35,017           31,403              93,445          78,449
   Truckload - Glen Moore                               358             -                    358            -
   Logistics subsidiaries                             2,045            1,899               5,850           4,461
   Freight forwarding                                 1,207               45               2,691              65
   Corporate and other                               (2,712)            (782)             (6,243)         (3,113)
   Amortization of intangibles                       (1,064)            (660)             (3,079)         (1,971)
----------------------------------------------------------------------------------------------------------------------------
Total Income from Operations                    $    34,851     $     31,905       $      93,022     $    77,891
----------------------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Conditions and
                  Results of Operations.

       Results of Operations; Liquidity and Capital Resources

          USFreightways Corporation ("the Company") reported the highest quarterly net income in the Company's history for the 13 weeks ended October 3, 1998 of $19,504,000, an 11.2% increase over the $17,542,000 which was reported for the thirteen weeks ended September 27, 1997. Net income per diluted share of 74 cents for the 1998 quarter, on an average of 26,413,506 shares is the highest ever quarterly earnings per share and represents a 10.4% increase over the 67 cents per diluted share on 26,298,153 average shares outstanding for the third quarter of 1997. Record revenue for the 1998 quarter of $469,349,000 increased 19.3% when compared to the $393,462,000 for the same quarter of 1997.
         Revenue for the nine months ended October 3, 1998 amounted to $1,358,714,000, an increase of 20.2% over the same period of the previous year. Net income for the nine months ended October 3, 1998 amounted to $51,277,000, an increase of 22.6%, when compared to $41,833,000 for the 1997 nine -month period. Earnings for the nine months ended October 3, 1998 were $1.94 per diluted share, a 19% increase compared to $1.63 per diluted share for the 1997 nine-month period.
         The Company achieved record results in both the third quarter and nine months of the current year, which is directly attributable to a modest improvement in the US economy, a stable pricing environment, its ability to increase market share in its various business enterprises, and continuing emphasis on cost reduction in all operating units of the Company.
         In the regional trucking group, LTL revenue increased 11.9% and truckload revenue increased 11.6%, after adjusting the 1997 quarter for the estimated impact of the unusual increase in shipments and revenue which resulted from the sixteen day UPS strike. Similarly LTL shipments in the 1998 quarter increased by 8.4% and the average revenue per LTL shipment increased 3.2% compared to last year. The operating ratio for the regional trucking group improved to 91.2% in the current quarter compared to 91.3% in the 1997 quarter as lower fuel and purchased transportation expenses were partially offset by increases in salaries, wages and benefits at Bestway where extreme summer heat in its operating territory caused labor inefficiencies.
         Revenue in the current year's quarter in the logistics group amounted to $33,122,000, an increase of 25.2%. Operating income increased 7.7%. However, the operating ratio increased to 93.8% in the current year's quarter, compared to 92.8% for the same period of 1997, primarily as a result of additional investment in technology and startup costs on new business acquired. Purchased transportation as a percentage of revenue increased to 21.4% in the current year's quarter compared to 18.6% as a percentage of revenue in last year's quarter due primarily to new contracts that required a higher level of third party transportation. This was partially offset by decreased wages, benefits and workers' compensation expenses.
         USF Seko Worldwide, the Company's domestic and international freight forwarding subsidiary which was acquired on September 30, 1997, produced revenue of $35,841,000 and an operating income of $1,207,000.
         USF Glen Moore, the Company's truckload carrier which was acquired August 31, 1998, contributed revenue of $3,468,000 at an operating ratio of 89.7%.

          The outlook for the last quarter of this year is positive and the Company expects to continue to see an improvement in profitability over the same period of the previous year, assuming there is no material change in the stable pricing environment or the level of US economic activity.
          Capital expenditures for the current year's quarter amounted to approximately $40 million, of which $21 million was for revenue equipment and $19 million was for terminal facilities and miscellaneous equipment. This compares to capital expenditures of $42 million for the third quarter of 1997. Year-to-date capital expenditures through September were approximately $120 million, compared to 1997 capital expenditures for the nine-month period of $90 million.
           A dividend of 9 1/3 cents per share was paid on October 9, 1998 to shareholders of record on September 25, 1998.

        Year 2000

          In today's business environment, companies have developed a strong technological interdependence with each other. As the Year 2000 draws near, many businesses are increasingly concerned about how their business applications, as well as those utilized by their business partners, will handle the century date change. A summarized definition of the Year 2000 issue is the inability of certain computer systems, software and embedded-technologies to recognize or process dates beyond December 31, 1999. This problem may cause significant disruptions in manufacturing, administrative and distribution processes, as well as other computer supported activities.
           As a transportation service and logistics company, the Company is reliant on its computer applications to conduct everyday business. The Company also relies upon the computer capabilities of its major business partners (i.e. critical customers, vendors, financial institutions, governmental agencies, etc). In 1996, the Company implemented a comprehensive project to reduce the possibility that any of the Year 2000 date issues could significantly impact its operations. Year 2000 issues were analyzed by identifying and assessing all systems, with business critical systems given a higher priority. The Company defines a system as business critical if a failure would cause a significant service disruption or could cause a material adverse effect on the Company's operations or financial results. The Company expects to reach its target of addressing and remediating 100% of its core freight management and other critical business systems by December 31, 1998. Further testing and verification on all other systems will continue throughout 1999. The Company has expended approximately $1 million as of September 30, 1998 to ensure Y2K compliance. The total cost to ensure Y2K compliance is estimated to be less than $3 million.
           The Company is contacting business partners whose Year 2000 non-compliance could adversely affect the Company's operations, employees, or customers. The Company believes the most likely worst case scenario would be the failure of a material business partner to be Year 2000 compliant. Therefore, the Company will continue to work with and monitor the progress of its partners and formulate a contingency plan when the Company does not believe the business partner will be compliant.


           This release contains forward-looking statements, which are subject to certain risks, and uncertainties that could cause actual results to differ materially. These risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission including forms 8K, 10Q and 10K.

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

Item 6.     Exhibits and Reports on Form 8-K.

            (a)      Exhibits

                    1.       Exhibit 27-Financial Data Schedule.

            (b) Current Reports on Form 8-K were filed:
                    1. No current reports on Form 8-K were filed during the quarter
















                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated the 12th day of November, 1998.



                            USFREIGHTWAYS CORPORATION


                                           By:   /s/ Christopher L. Ellis
                                                     Christopher L. Ellis
                                             Senior Vice President, Finance and
                                                Chief Financial Officer


                                           By:   /s/ Robert S. Owen
                                                     Robert S. Owen
                                                    Controller and Principal
                                                       Accounting Officer