Form 10-K
period 1998-12-31
USFREIGHTWAYS CORP
filed 1999-03-31
CIK 881791

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                  Form 10-K

(Mark One)

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

The number of shares of common stock outstanding at March 19, 1999 was 26,334,513. The aggregate market value of the voting stock of the registrant as of March 19, 1999 was approximately $885,871,672.

                           DOCUMENTS INCORPORATED BY REFERENCE

1) 1998 Annual Report to Shareholders for the Fiscal Year Ended December 31, 1998 (Only those portions referenced herein are incorporated in this Form 10-K).
2) Proxy Statement dated March 22, 1999 (Only those portions referenced herein are incorporated in this Form 10-K).

                              USFreightays Corporation
                                    Form 10-K
                          Fiscal Year Ended December 31, 1998


                                     PART I


Item 1.           Business

Background

     USFreightways Corporation, (hereafter referred to as the "Company"), operates five regional less than truckload ("LTL") general commodities motor carriers. The main focus of the Company's regional trucking subsidiaries is on overnight and second day delivery of general commodities throughout the United States and into Canada. The Company's Truckload ("TL") subsidiary provides premium regional and national truckload service. The Company's logistics subsidiaries provide solutions to customers' logistics and distribution requirements. The Company's freight forwarding subsidiaries provide domestic and international air and ocean freight service through both exclusive and non-exclusive agents.

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

     During 1998, under the purchase method of accounting, the Company acquired all of the outstanding shares of Golden Eagle Group, Inc., an international freight forwarding company; Glen Moore Transport, Inc., a truckload freight carrier; Moore & Son Co., a transportation logistics services company; and the general commodities business of Vallerie's Transportation Service, Inc. for a total of $66,379,000 of cash and debt incurred.

     Following is a table depicting revenue by LTL trucking, TL trucking, Logistics, Freight forwarding and Corporate other segments for each of the most recent three fiscal years:
Revenue ($ in millions)

Fiscal Year               1996      %    1997      %    1998      %
                         ------    ---  ------    ---  ------    ---
 LTL trucking            $1,231   92.5  $1,409    90.0 $1,540    83.9
 TL trucking                                               13     0.7
 Logistics                   86    6.5     106     6.8    130     7.1
 Freight forwarding           8    0.6      44     2.8    152     8.3
 Corporate and other          6    0.4       6     0.4      0     0.0
                         ------   ----  ------    ---- ------    ----
Total                    $1,331   100.0 $1,565   100.0 $1,835   100.0
                         ------   ----- ------   ----- ------   -----

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

The LTL Trucking Subsidiaries

     The following is a brief description of the Company's LTL regional trucking subsidiaries. Statistical information for subsidiary's operations is reported in the Company's 1998 Annual Report to the Shareholders, and is incorporated by reference in this Form 10-K as page F21 of Exhibit 13.

     USF Holland is the largest of the Company's operating subsidiaries, transporting LTL shipments interstate throughout the central United States and into the Southeast. USF Holland uses predominantly single 48 foot trailers. The average length of line-haul in the year ended December 31, 1998 was approximately 390 miles.

     USF Red Star operates in the eastern United States, as well as to and from eastern Canada. USF Red Star uses a combination of single and double trailers. The average length of line-haul in the year ended December 31, 1998 was approximately 292 miles. USF Red Star operates in an environment characterized by intense price competition.

     USF Bestway operates throughout the southwest region of the United States from Texas to California. USF Bestway uses double trailers in its operations. For the year ended December 31, 1998 the average length of line-haul for USF Bestway was approximately 420 miles.

     USF Reddaway provides LTL carriage along the I-5 corridor from California to Washington, throughout the northwest United States and into western Canada and Alaska. The average length of line-haul for the year ended December 31, 1998 was approximately 607 miles. USF Reddaway operates double trailers and, where possible, triple trailer combinations.

     USF Dugan provides service to the Plains states and into the southern states from Texas to Florida. USF Dugan operates with double and triple trailers, and the average length of line-haul for the year ended December 31, 1998 was approximately 539 miles.

Truckload (TL) Trucking

     TL shipments are defined as shipments of 10,000 or more pounds. Typically, TL carriers transport freight along irregular routes from single shippers to single consignees, without the necessity of a network of terminals, together with fleets of line-haul sleeper tractors and trailers. Consolidated full truckload freight is picked up from the customer and delivered to its final destination by either a company long-haul driver or an independent owner-operator that has a leasing agreement with the carrier.

     TL operators are generally categorized as long-haul carriers and to a lesser degree interregional depending on the distance freight travels from pickup to final delivery. The average length of haul for a TL operator is in excess of 1,000 miles.

     TL carriers, including the Company's trucking subsidiary, principally compete against other TL carriers and to some extent the railroads. TL carriers generally do not compete against LTL carriers. Barriers to entry into the TL market exist as a result of substantial capital requirements for revenue equipment and the need for a well-coordinated and skilled work force. The work force and revenue equipment requirements, to some degree, can be offset through the leasing of independent contractors that own their equipment. This work force is not as controllable as the company employee work force.

     In the competitive environment of the Company's TL trucking subsidiary, most TL carriers have adopted discounting programs that severely reduce prices paid by some shippers. Additionally, when new TL competitors enter the business, they often utilize discounted prices to lure customers away from the Company's TL trucking subsidiary. Such attempts to gain market share through price reduction programs exert downward pressure on the industry's price structure and profit margins and have caused TL carriers to cease operations.
The TL Trucking Subsidiary

     The following is a brief description of the Company's TL trucking subsidiary. Statistical information for subsidiary's operations is reported in the Company's 1998 Annual Report to the Shareholders, and is incorporated by reference in this Form 10-K as page F21 of Exhibit 13.

     Glen Moore is the Company's only TL subsidiary, transporting TL shipments interstate throughout the United States generally from the Mid-Atlantic and Southeast states to the West coast and into the Midwest states. Glen Moore primarily utilizes sleeper line-haul tractors and 53 foot trailers. Glen Moore's average lenght of haul is approximately 1,000 miles.

The Logistics Subsidiaries

     The Company is engaged in business of providing logistics, interregional and distribution services. These activities are conducted through USF Logistics, which provides complete supply chain management services from supplying raw materials to delivering products to customers, USF Logistics (IMC) which provides contract warehousing services and USF Distribution Services which collects and ships components to manufacturers and receives, sorts and moves merchandise from suppliers to retail stores.

Freight Forwarding
     The Company is engaged, through its subsidiaries USF Seko Worldwide and the Golden Eagle Group, in providing domestic and international air and ocean freight service through both exclusive and non-exclusive agents.

     The Company is also engaged, through its subsidiaries USF Coast Consolidators and USF Caribbean Services, in providing direct freight transportation service from the mainland to all points in Hawaii/ Guam and Puerto Rico, respectively.


Terminals for Regional LTL Trucking

     The Company's 226 terminals are a key element in the operation of its regional trucklines. The terminals vary significantly in size according to the markets served. Sales personnel at each terminal are responsible for soliciting new business. Each terminal maintains a team of dispatchers who communicate with customers and coordinate local pickup and delivery drivers. Terminals also maintain teams of dock workers, line-haul drivers and administrative personnel. The larger terminals also have maintenance facilities and mechanics. Each terminal is directed by a terminal manager who has general supervisory responsibilities and also plays an important role in monitoring costs and service quality.

Revenue Equipment

     At December 31, 1998 the Company operated 8,121 tractors and 18,690 trailers. Each trucking subsidiary selects its own revenue equipment to suit the conditions prevailing in its region, such as terrain, climate, and average length of line-haul. Tractors and trailers are built to standard specifications and generally are not modified to fit special customer situations.

     Each trucking subsidiary has a comprehensive preventive maintenance program for its tractors and trailers to minimize equipment downtime and prolong equipment life. Repairs and maintenance are performed regularly at the subsidiaries' facilities and at independent contract maintenance facilities.

     The Company replaces tractors and trailers based on factors such as age and condition, the market for equipment and improvements in technology and fuel efficiency. At December 31, 1998 the average age of the Company's line-haul tractors was 2.6 years and the average age of its line-haul trailers was 5.9 years. Older line-haul tractors are often assigned to pickup and delivery operations, which are generally operated at lower speeds and over shorter distances, allowing the Company to extend the life of line-haul tractors and improve asset utilization. The average age of the Company's pickup and delivery tractors at December 31, 1998 was 7.4 years.

Sales and Marketing

     Sales personnel as well as senior management at each subsidiary are responsible for soliciting new business and maintaining good customer relations. In addition, the Company maintains a national account sales department consisting of 20 professionals who are assigned major accounts within specified geographic regions of the continental United States. These national account managers solicit business for the regional trucklines from distribution and logistics executives of large shippers. In many cases, targeted corporations maintain centralized control of multiple shipping and receiving locations.


Seasonality

     The Company's results, consistent with the trucking and air freight industry in general, show seasonal patterns with tonnage and revenue declining during the winter months and, to a lesser degree, during vacation periods in the summer. Furthermore, inclement weather in the winter months can further negatively affect the Company's results.


Customers

     The Company is not dependent upon any particular industry and provides services to a wide variety of customers including many large, publicly held companies. During the year ended December 31, 1998 no single customer accounted for more than two percent of the Company's operating revenue and the Company's ten largest customers as a group accounted for approximately nine percent of total operating revenue. Many of the national account customers use more than one of the Company's regional trucklines for their transportation requirements.


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

Year 2000

     The Company has been and continues to address the universal situation commonly referred to as the "Year 2000 Problem". The "Year 2000 Problem" is related to the inability of certain computer systems, software and embedded technologies to properly recognize and process date-related information surrounding the Year 2000.

     In 1996, the Company initiated a comprehensive review of its computerized Information Technology (IT)and non-information technology systems to identify systems that could be affected by the Year 2000 problems and has implemented a plan to resolve the identified issues. The Year 2000 issues were analyzed by identifying and assessing all systems,software and embedded technologies and business partners with internal business critical systems given a higher priority. The Company defines a system as business critical if a failure would cause a significant service disruption or could cause a material adverse effect on the Company's operations or financial results. As of December 31, 1998, the Company has modified or replaced 91% of its business critical systems. All business critical systems have been unit tested by IT staff members and many have been through a detailed Year 2000 test plan. Further testing and verification on all systems will continue throughout 1999. The Company has expended approximately $1 million as of December 31, 1998 to ensure Year 2000 compliance. The total cost to ensure Year 2000 compliance is estimated to be less than $2 million. The cost estimate is based on the Company's structure and those subsidiaries it owns at the present time. The acquisition of any additional operating entity may significantly impact the total cost as it has been estimated.

     The Company expects to have contingency plans developed for business critical systems by July 31, 1999. The contingency plans have been tested or will be tested for plan completeness and accuracy. Should there be any disruptions of business critical systems or critical business partners, the Company expects to be able to continue its operations through telephonic and facsimile communications. Therefore, some contingency plans may require additional labor that may impact the Company's operating costs.

     The Company has been contacting business partners whose Year 2000 non-compliance could adversely affect the Company's operations, employees, or customers. As a provider of transportation and logistics services, the Company's operations are dependent on telecommunication, financial and utility services provided by several entities. The Company is unaware of any of these entities or of any significant supplier to not be Year 2000 compliant.The Company believes the most likely worst case scenario would be the failure of a material business partner to be Year 2000 compliant. Therefore, the Company will continue to work with and monitor the progress of its partners and formulate a contingency plan when the Company does not believe the business partner will be compliant.

     The Company's assessment of its Year 2000 issues involves some assumptions. These assumptions revolved primarily around the Year 2000 representation from third parties with which the Company has business relationships, and where the Company has not been able to independently verify these representations.

Fuel

     The motor carrier industry is dependent upon the availability of diesel fuel. Shortages of fuel, increases in fuel costs or fuel taxes, or rationing of petroleum products could have a material adverse effect on the profitability of the Company. The Company maintained a fuel surcharge, which was implemented during Fiscal 1996, throughout most of Fiscal 1997 to partially offset an increase in fuel price. The Company has not experienced any difficulty in maintaining fuel supplies sufficient to support its operations. Fuel prices, during 1998, were generally lower than they have been in the past two years.

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

     The Company's freight forwarding subsidiaries' domestic and international air services are not subject to regulation by the Department of Transporation, and the subsidiaries' ocean freight service is subject to the jurisdiction of the Federal Maritime Commission.

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


Employees

     At December 31, 1998 the Company employed 19,179 persons, of whom 11,668 were drivers, 1,582 were dock workers, and the balance support personnel, including office workers, managers and administrators. Approximately 49 percent of all employees were members of unions. Approximately 88 percent of these union workers were employed by USF Holland or USF Red Star and belonged to the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (the "IBT"). Members of the IBT at USF Holland and USF Red Star are presently working under the terms of a five-year, industry-wide labor agreement that expires in March 2003.

                                   PAGE 8
Item 2.           Properties

     The Company's executive offices are located at 9700 Higgins Road, Suite 570, Rosemont, IL 60018. The Company's 19,500 square foot facility is occupied under a lease terminating in November 2002.

     Each of the Company's operating subsidiaries also maintains a head office as well as numerous operating facilities. Of the 225 regional LTL trucking terminal facilities used by the Company as of December, 1998, 96 were owned and 129 were leased. These facilities range in size according to the markets served. The Company has not experienced and does not anticipate difficulties in renewing existing leases on favorable terms or obtaining new facilities as and when required.




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

     On or about November 1, 1996, a judgment was entered against the Company's subsidiary, USF Bestway Inc. for $3,500,000 in actual damages and $1,750,000 in attorneys fees together with court costs and interest. USF Bestway Inc. has appealed the judgment to the Dallas Court of Appeals. The appeal has been scheduled for March 10, 1999

Management of the Company believes that it has good grounds for obtaining a reversal of the judgment on appeal because it believes, among other reasons, that the judgment entered on the basis of the procedural technicality of counsel's failure to comply with the requirements of Texas law concerning the signature of pleadings by counsel will not be sustained by a reviewing court. The Company further believes the judgment will be vacated and the matter remanded for a trial on the merits and that, in any event, the judgment, if sustained, will not have a material adverse effect on the Company's financial condition. In the event the judgment is sustained on appeal, management of the Company's subsidiary, USF Bestway Inc. intends to pursue potential causes of action against all appropriate parties.

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

                                     PAGE 9
                                     PART II

Item 5.   Market for the Company's Common Stock and related Stockholder Matters

     The Company's common stock trades on The NASDAQ Stock Market under the symbol: USFC. On March 9, 1999 there were approximately 12,000 beneficial holders of the Company's common stock. For the high and low sales prices for the common stock for each full calendar quarterly period for fiscal year 1997 and 1998, see page F19 of the Company's Annual Report to the Shareholders - Financial Statements (incorporated by reference under Item 14 herein).

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

Item 6.           Selected Financial Data

     The information set forth under the caption "Selected Consolidated Financial Data" on page F20 of the Company's Annual Report to the Shareholders Financial Statements for the year ended December 31, 1998, is incorporated by reference under Item 14 herein.

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages F2 through F5 of the Company's Annual Report to the Shareholders - Financial Statements for the year ended December 31, 1998, is incorporated by reference under Item 14 herein.

Item 8.           Financial Statements and Supplementary Data

     The Financial Statements and Supplementary Data Appearing on pages F7 through F19 of the Company's Annual Report to the Shareholders - Financial Statements for the year ended December 31, 1998, are incorporated by reference under Item 14 herein.

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

     KPMG LLP was previously engaged as the principal accountant to audit the Company's financial statements for the Company's 1996 fiscal year. On September 18, 1997, their appointment as principal accountants was terminated.

     In the year ended December 28, 1996, and during the subsequent interim period through September 18, 1997, KPMG LLP's reports on the financial statements of the Company did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to terminate the relationship with the accountants was approved by the Company's Audit Committee on September 18, 1997. There were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the Company's last two fiscal years.

     The Company requested KPMG LLP to furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company, and, if not, stating the respects in which it does not agree. A letter from KPMG LLP stating its agreement with the statements made by the Company was included as Exhibit 16 in a current Report on Form 8-K dated September 18, 1997.

         On September 18, 1997, the Company engaged Arthur Andersen LLP as its principal accountant to audit the Company's financial statements for the fiscal year ending January 3, 1998.

         The Company requested Arthur Andersen LLP to review the disclosure required in a Report on Form 8-K dated September 18, 1997 before it was filed with the Commission and provided Arthur Andersen LLP with the opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expressions of its views, or the respects to which it did not agree with the statements made in the Report on Form 8-K dated September 18, 1997. Before the Company filed the current Report on Form 8-K dated September 18, 1997, Arthur Andersen LLP informed the Company that it had reviewed the disclosures and did not intend and was not required to furnish the Company with such letter.

                                    PART III

Item 10. Directors and Executive Officers of the Company

     The information for directors is reported in the Company's definitive proxy statement filed pursuant to Regulation 14A, and is incorporated by reference. The following table sets forth certain information as of December 31, 1998 concerning the registrant's executive officers:

         Name               Age           Position

John Campbell Carruth        68           Chairman and Chief Executive
                                              Officer and Director

Robert V. Fasso              45           President-RegionalCarrier Group

Christopher L. Ellis         53           Senior Vice President, Finance & CFO


         John Campbell Carruth, 68, was appointed as the Company's Chief Executive Officer and President in June of 1991 and Chairman in January of 1998, and has been a director of the Company since December of 1991.

         Robert V. Fasso, 45, was appointed as the Company's President-Regional Carrier Group in September 1997. Since July 1993, Mr. Fasso has been President and CEO of the Company's subsidiary USF Bestway Inc. Prior to that date, he was with Yellow Freight System.

         Christopher L. Ellis, 53, has been Senior Vice President, Finance and Chief Financial Officer of the Company since June 1991.

Item 11. Executive Compensation

     This information is reported in the Company's definitive proxy statement entitled "Management Compensation" and "Compensation Committee Interlocks and Insider Participation" respectively which will be filed pursuant to Regulation 14A, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     This information is reported in the Company's definitive proxy statement entitled "Security Ownership of Principal Holders and Management" which will be filed pursuant to Regulation 14A, and is incorporated by reference.

Item 13. Certain Relationships and Related Party Transactions

     This information is reported in the Company's definitive proxy statement entitled "Certain Relationships and Related Transactions" which will be filed pursuant to Regulation 14A, and is incorporated by reference.





                                     PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)               (1) Financial Statements

                  The following consolidated financial statements appearing in the 1998 Annual Report to the Shareholders is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13:

Page Numbers of Exhibit 13

F 20              Selected Consolidated Financial Data

F 2-5             Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

F 6               Independent Auditors' Report

F 7-10            Consolidated Financial Statements

F 11-19           Notes to Consolidated Financial Statements

                  (2) Financial Statement Schedule:

                     Independent Auditors' Report

The  Board  of  Directors  and   Stockholders,
USFreightways Corporation:

We have audited the accompanying consolidated balance sheets of USFreightways Corporation and subsidiaries as of December 31, 1998 and January 3, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USFreightways Corporation and subsidiaries as of December 31, 1998 and January 3, 1998 and the results of their operations and their cash flows for the two years ended December 31, 1998, in conformity with generally accepted accounting principles.

Arthur Andersen LLP, Chicago, Illinois, January 19, 1999

The Board of Directors and Stockholders, USFreightways Corporation: We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 28, 1996 of USFreightways Corporation and subsidiaries. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USFreightways Corporation and subsidiaries as of December 28, 1996 and the results of operations and cash flows for the year ended December 28, 1996, in conformity with generally accepted accounting principles.

KPMG LLP, Chicago, Illinois, January 22, 1997


                  Schedule II - Valuation and Qualifying Accounts

                         USFreightways Corporation
                    Three Years ended December 31, 1998
                         (dollars in thousands)

                                                                        Additions
                                                                 -------------------------

Description                                        Balance at     Charges to     Charged to     Deductions(1)  Balance at
                                                   Beginning      Costs and      Other                         End of
                                                   of Period      Expenses       Accounts                      Period
-----------                                        ---------      ----------     -----------    ----------     ---------

Fiscal year ended December 28,1996
  Accounts receivable allowances                     $5,606         $4,868         $0             $3,288         $7,186
  for revenue adjusmtents and doubtful accounts

Fiscal year ended January 3, 1998
   Accounts receivable allowances                    $7,186         $6,717         $0             $3,836        $10,067
   for revenue adjusmtents and doubtful accounts

Fiscal year ended December 31, 1998
    Accounts receivable allowances                  $10,067         $6,367         $0             $5,275        $11,159
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


                  3(b) Bylaws of USFreightways Corporation, as restated January 23, 1998 (incorporated by reference from
                               Exhibit 3(b) to USFreightways Corporation Annual Report on Form 10-K for the year ended January 3,
                               1998).

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

                  Exhibit           Document
                  Number            Description

                  10(l) Employment Agreement of Robert V. Fasso dated December 12, 1997 (incorporated be reference from
                               Exhibit 10(l) to USFreightways Corporation Annual Report on Form 10-K for the year ended January 3,
                               1998).

                  10(m) $200,000,000 Credit Agreement dated as of November 26, 1997 among USFreightways Corporation, the banks named therein and NBD Bank, N. A. as agent (incorporated by reference from Exhibit 10(l) to USFreightways Corporation Annual Report on Form 10-K for the year ended January 3, 1998).

                  10(n) Form of Irrevocable Guaranty and Indemnity relating to the Credit Agreement described in
                               Exhibit  10(m)  (incorporated  by reference  from
                               Exhibit 10(l) to USFreightways Corporation Annual Report on Form 10-K for the year ended January 3,
                               1998).

                  10(p) Restricted Stock Agreement with John Campbell Carruth dated April 27, 1998 (incorporated by reference from Exhibit 10.1 to USFreightways Corporation Report on Form 10-Q for the quarter ended July 4, 1998).

                  10(q) USFreightways Corporation Non-Qualified Deferred Compensation Plan (filed with this Annual Report on Form 10-K).

                  13       1998 USFreightways Corporation Annual Report to
                           Shareholders.

                  21 Subsidiaries of USFreightways Corporation (incorporated by reference from the 1998 USFreightways Annual Report to Shareholders).

                  23       Consent of Arthur Anderson LLP.

                  24       Powers of Attorney

                  27       Financial Data Schedule

         Exhibits 2, 9, 11, 12, 16, 18, 22 and 28 are not applicable to this filing.

(b)      Reports on Form 8-K

                  1. On October 6, 1998 and November 3, 1998, the Company filed a Current Report on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated March 29, 1999.



   USFREIGHTWAYS CORPORATION


   By: /s/Christopher L. Ellis
          --------------------
          Christopher L. Ellis
          Senior Vice President, Finance and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                         Title             Date


/s/ John Campbell Carruth  *        Chairman of the Board     March 29, 1999
                                    Chief Executive Officer
                                    and Director

---------------------
John Campbell Carruth

/s/ Morley Koffman *                Director                  March 29, 1999
--------------------
Morley Koffman

/s/ William N. Weaver, Jr. *        Director                  March 29, 1999
----------------------------
William N. Weaver, Jr.

/s/ Robert P. Neuschel *            Director                  March 29, 1999
------------------------
Robert P. Neuschel

/s/ Neil A. Springer *              Director                  March 29, 1999
----------------------
Neil A. Springer

/s/ Robert V. Delaney *             Director                  March 29, 1999
-----------------------
Robert V. Delaney

/s/ John W. Puth *                  Director                  March 29, 1999
------------------
John W. Puth

/s/ Anthony J. Paoni *              Director                  March 29, 1999
----------------------
Anthony J. Paoni

/s/ Christopher L. Ellis            Chief Financial Officer   March 29, 1999
------------------------
Christopher L. Ellis

/s/ Robert S. Owen                  Controller and Principal  March 29, 1999
                                        Accounting Officer
------------------
Robert S. Owen


/s/ Christopher L. Ellis
*  By:   Christopher L. Ellis
         Attorney-in-Fact

EXHIBIT 10(q)

USFreightways Corporation



USFREIGHTWAYS CORPORATION

NON-QUALIFIED DEFERRED COMPENSATION PLAN

Effective as of December 1, 1998


ARTICLE 1.        ESTABLISHMENT AND PURPOSE 1
Section 1.1.      Establishment     1
Section 1.2.      Purpose  1
ARTICLE 2.        DEFINITIONS       1
Section 2.1.      Definitions       1
Section 2.2.      Gender and Number 3
ARTICLE 3.        ELIGIBILITY AND PARTICIPATION      3
Section 3.1.      Eligibility       3
Section 3.2.      Limitation on Participation        3
Section 3.3.      Removal from Participation3
ARTICLE 4.        DEFERRAL ELECTIONS        3
Section 4.1.      Participant Contributions 3
Section 4.2.      Submission of Deferral Election Forms       3
Section 4.3.      Deferral Period   4
Section 4.4.      Nullification of Deferral Elections4
ARTICLE 5.        COMPANY CONTRIBUTIONS     4
ARTICLE 6.        STATUS OF DEFERRED AMOUNTS4
Section 6.1.      Account  4
Section 6.2.      Investment        4
Section 6.3.      Report of Accrued Balance 5
Section 6.4.      Treatment under Other Employee Benefit Plans         5
ARTICLE 7.        DISTRIBUTIONS     5
Section 7.1.      Timing and Form of Distributions   5
Section 7.2.      Hardship Withdrawals      5
Section 7.3.      Designation of Beneficiary6
Section 7.4.      Claims Procedure  6
ARTICLE 8.        PROVISIONS RELATING TO PARTICIPATION        7
Section 8.1.      Extent of Rights Under Plan        7
Section 8.2.      Funding  7
Section 8.3.      Extent to Which Other Parties are Bound by Plan      7
Section 8.4.      Payment of Taxes  7
ARTICLE 9.        ADMINISTRATION AND FINANCES        7
Section 9.1.      Administration    7
Section 9.2.      Powers of Committee       7
Section 9.3.      Actions of the Committee  7
Section 9.4.      Delegation        8
Section 9.5.      Indemnification   8
Section 9.6.      Reports and Records       8
Section 9.7.      Information to be Furnished to Committee    8
ARTICLE 10.       AMENDMENTS AND TERMINATION8
Section 10.1.     Amendments        8
Section 10.2.     Termination       8
ARTICLE 11.       MISCELLANEOUS     9
Section 11.1.     No Guarantee of Employment9
Section 11.2.     Non-Alienation    9
Section 11.3.     Severability      9
Section 11.4.     Applicable Law    9
Section 11.5      Prior Deferral Plans      9

USFREIGHTWAYS CORPORATION
NON-QUALIFIED DEFERRED COMPENSATION PLAN


ARTICLE 1.        ESTABLISHMENT AND PURPOSE
Section 1.1. Establishment. USFreightways Corporation desires to establish a non-qualified deferred compensation plan for the benefit of a select group of the Company's management or highly compensated employees. This plan is known as the USFreightways Corporation Non-Qualified Deferred Compensation Plan (the "Plan").

Section 1.2. Purpose. The purpose of the Plan is to enhance the ability of the Company to attract and retain qualified management personnel by providing Participants with (a) the opportunity to defer a portion of their Compensation that cannot be deferred under the terms of the USF Employees' 401K Retirement Plan ("the 401K Plan") and (b) the opportunity to defer a portion of their annual Bonus Compensation. The Plan is to be treated for all purposes of federal income tax law as an unfunded and non-qualified deferred compensation plan.

ARTICLE 2.        DEFINITIONS
Section 2.1. Definitions. Whenever used in the Plan, the following words and phrases shall have the meanings set forth below unless the context plainly requires a different meaning. When the defined meaning is intended, the term is capitalized.

(a) "Account" means the deferred compensation account for each Participant established by the Administrator pursuant to Section 6.1.

(b)  "Accrued  Balance"  means  the  amount  of  each   Participant's   Deferred
Compensation  that is credited to his or her  Account,  after  adjustment  under
Article 6 for interest, earnings and losses.

(c) "Administrator" means the individual or entity selected by the Committee to carry out the administration of the Plan. If no such individual or entity is selected, the Committee shall serve as the Administrator.

(d) "Board of Directors" means the Board of Directors of USFreightways Corporation.

(e) "Code" means the Internal Revenue Code of 1986, as amended from time to time.

(f) "Committee" means that Committee designated by the Board of Directors of the Company to administer the Plan. If no such Committee is appointed, the Board of Directors shall serve as the Committee.

(g) "Company" means USFreightways Corporation and its wholly owned subsidiaries, including any successor or successors.

(h) "Company Contributions" means the contributions made by the Company, if any, described in Article 5.

(i) "Compensation" means the items of compensation subject to deferral pursuant to the provisions of Article 4 herein.
          ------------

(j) "Deferred Compensation" means the amount of Compensation not yet earned, as designated in the Enrollment Election Form, which the Participant and the Company mutually agree shall be deferred in accordance with the provisions of the Plan, and which may be provided either by the Participant through salary reduction or by the Company through Employer Contributions.

(k) "Distribution Election" means the election designated by the Participants as to the timing and form of distribution of Deferred Compensation in accordance with Section 7.1. This election is incorporated into the Enrollment Election Form.

(l) "Effective Date" means December 1, 1998, the date as of which eligible employees may commence participation in the Plan.

(m) "Enrollment Election Form" means the form designated by the Committee for use by Participants to make annual deferrals of Compensation under Article 4. This form is included as Appendix A. This form may be changed at any time by the Administrator with the approval of the Committee.

 (n) "Participant" means any officer or other key employee of the Company who is eligible to participate in the Plan, pursuant to Section 3.1.

(o) "Plan" means this USFreightways Corporation Non-Qualified Deferred Compensation Plan.

(p) "Plan Year" means the initial Plan Year beginning December 1, 1998 and ending December 31, 1998 and each subsequent twelve-month period beginning January 1 and ending December 31.

(q) "Unforeseeable Emergency" means an unanticipated emergency that is caused by an event beyond the control of the Participant and that would result in severe financial hardship to the individual if early withdrawal were not permitted. The Committee shall determine, in its sole discretion, whether an Unforeseeable Emergency exists.

Section 2.2. Gender and Number. Except as otherwise indicated by context, masculine terminology also includes the feminine, and terms used in the singular may also include the plural.


ARTICLE 3.        ELIGIBILITY AND PARTICIPATION
Section 3.1. Eligibility. Participation in the Plan shall be limited to officers and other key employees of the Company who comprise a "select group of management or highly compensated employees" (as that phrase is used under Department of Labor Regulation Section 2520.104-23).

Section 3.2. Limitation on Participation. The Committee, in its sole discretion, may change the definition of who generally qualifies as a Participant, including any minimum or maximum deferral amounts that must be made by a Participant in any Plan Year. Any such change shall be effective for the following Plan Year, as designated by the Committee.

Section 3.3. Removal from Participation. Upon the direction of the Committee, a Participant may be removed from participating in the Plan on a prospective basis for any reason.


ARTICLE 4.        DEFERRAL ELECTIONS
Section 4.1. Participant Contributions. Prior to the beginning of each Plan Year, a Participant may elect to reduce the amount of his or her Compensation which would otherwise be earned and payable in or with respect to the following Plan Year by filing an Enrollment Election Form with the Administrator. For the purposes of this Plan, "Compensation" means base salary and bonus compensation payable under the terms of the Company's incentive compensation program. The Participant may elect to defer a specified percentage or specified dollar amount of his or her Compensation and may direct the deferral of base salary only, bonus compensation only, or both base salary and bonus compensation.

A deferral shall apply only with respect to bonus compensation relating to services performed during the Plan Year beginning after the date on which the Enrollment Election Form is filed with the Administrator; provided, however, that any initial Enrollment Election Form completed by a Participant with respect to his or her first Plan Year of participation may apply to Bonus Compensation payable with respect to services performed during the calendar year in which such initial Enrollment Election Form is completed.

Section 4.2. Submission of Enrollment Election Forms. Each Participant who wishes to participate in the Plan must submit the appropriate Enrollment Election Form to the Administrator no later than 15 days prior to the last day of the Plan Year preceding the Plan Year with respect to which the Participant wishes to defer amounts under this Plan.

Section 4.3. Deferral Period. The deferral period shall begin on the first day of the Plan Year with respect to which the Enrollment Election Form is filed. The deferral period for all deferrals shall end on the date the Participant's employment with the Company is terminated for any reason, including death, disability or retirement; provided, however, that if the termination of employment is for reason of retirement, the deferral period shall end no earlier than the end of the Plan Year in which the Participant reaches age 55.

Section 4.4. Nullification of Deferral Elections. Notwithstanding the submission of Deferral Elections pursuant to this Article, the Committee may nullify such elections to alleviate demonstrated financial hardship, or because of changes in tax laws. The Company or the Committee shall determine, in its discretion and on a uniform and nondiscriminatory basis, whether a financial hardship exists.

ARTICLE 5.        COMPANY CONTRIBUTIONS
The Company, at the discretion of its Board of Directors, may make contributions to the Account of each of the Participants in the Plan. Such Company
Contributions, when combined with the Company Contributions made to the Participant's Account under the 401K Retirement Plan, shall total a maximum of 3 percent of a Participant's Compensation. Employer Contributions, if made, shall be treated as deferred amounts under Articles 4 and 6 and shall be fully vested and nonforfeitable at all times.


ARTICLE 6.        STATUS OF DEFERRED AMOUNTS
Section 6.1. Account. The Administrator shall establish an Account for each Participant's Deferred Compensation, to reflect accurately the share of the Participant under the Plan. Amounts deferred under Article 4 and any amounts contributed under Article 5 shall be credited to the Account of the Participant no later than the 15th of the month following the month in which such amounts would have been payable to the Participant if he or she had not made the Deferral Election.

Section 6.2. Investment. Amounts credited to Participant's Account under the Plan shall be adjusted in accordance with the performance of one or more investment alternatives to be selected from time to time by the Company (in which case losses may also occur). In making the choice of which investment alternative or alternatives will be used to determine the investment performance of a Participant's Account, the Company may in its discretion take into account the investment recommendations, if any, made by the Participant. Such investment recommendations shall be made by the Participant on a Enrollment Election Form, which is attached as Appendix A. Title to and beneficial ownership of any actual investments of the Company (whether or not held in trust and whether or not invested in one or more of the above-described investment alternatives) shall at all times remain in the Company and shall constitute general assets of the Company, subject only to claims of its general creditors. A Participant or his or her beneficiary shall not under any circumstances acquire any proprietary or beneficial interest in any asset of the Company by virtue of such Participant's participation in the Plan.

Interest, gains and/or losses shall be credited to Participants' Accounts quarterly. Participants' investment recommendations (which, as noted above, may but need not be followed by the Company) may be revised as often as quarterly both as to existing balances and as to future contributions. Such election changes shall be made on the form made available by the Administrator for that purpose and shall be delivered to the Administrator no later than 10 days prior to the first day of the quarter for which such change is to be effective.

Section 6.3. Report of Accrued Balance. The Administrator shall advise each Participant of his or her Accrued Balance at least annually following the end of each Plan Year (on a date or dates to be determined by the Administrator).

Section 6.4. Treatment under Other Employee Benefit Plans. It is intended that the amounts deferred by a Participant under Article 4 shall at the earliest time permitted by applicable law be includable in determining benefits under any pay-related employee benefit plans of the Company as well as under any tax-qualified retirement plans (to the extent permitted in such plans), except to the extent that such inclusion in any such pay-related or tax-qualified plan would adversely affect the tax-favored status of that plan or the tax-deferred status of Compensation deferred under the Plan.


ARTICLE 7.        DISTRIBUTIONS
Section 7.1. Timing and Form of Distributions. As soon as administratively practicable after the expiration of the deferral period described in Section 4.3, the Company shall commence payment to the Participant of his or her Accrued Balance. The Participant's Accrued Balance shall be paid in a lump sum or in equal annual installments as designated by the Participant on the Enrollment Election Form.

As soon as  practicable  following  a  Participant's  death,  his or her  entire
Accrued Balance shall be paid to his or her designated beneficiary or beneficiaries in a lump sum or installments in accordance with the Participant's existing election. In the event a Participant dies while receiving installment distributions hereunder, such Participant's beneficiary or beneficiaries shall receive the remainder of such installment payments; provided, however, that the Committee in its sole discretion may determine that such beneficiary or beneficiaries shall receive a lump sum payment equal to the present value of the Participant's remaining installment payments as of the date of his or her death.

Section 7.2. Hardship Withdrawals. A Participant may at any time apply in writing to the Committee for a single-sum distribution of that portion of such Participant's Accrued Balance necessary to relieve an immediate financial need resulting from an Unforeseeable Emergency. Whether, and the extent to which, the Participant has incurred an Unforeseeable Emergency shall be determined by the Committee in its sole discretion. The minimum hardship withdrawal shall be $5,000, and the maximum hardship withdrawal shall be the amount necessary to relieve the immediate financial need resulting from the Unforeseeable Emergency. At the discretion of the Committee, the amount of the hardship withdrawal may be increased to account for any income taxes that will be imposed upon the Participant as a result of the withdrawal.

Section 7.3. Designation of Beneficiary. Each Participant shall have the right to designate one or more individuals or entities as beneficiaries in the event of the Participant's death. The Participant may also designate one or more contingent beneficiaries. To become effective, these designations must be made by the Participant on the appropriate Beneficiary Designation form (attached as Appendix B) and must be filed with the Administrator in order to become effective. If no designated beneficiary survives the Participant, then the beneficiary shall be the Participant's estate.

Section 7.4. Claims Procedure. If a Participant or his or her beneficiary (hereinafter referred to as a "Claimant") is denied all or a portion of an expected benefit under the Plan for any reason, he or she may file a claim with the Administrator. The Administrator shall notify the Claimant within 90 days after receipt of the claim (or within 180 days if special circumstances apply) of allowance or denial of the claim. If the claim for benefits is denied, in whole or in part, the Claimant will receive a written explanation of:

(a)      The specific reasons for the denial;

(b) The specific references to provisions of the Plan document that support those reasons;

(c) Any additional information that must be provided to improve the claim and the reasons why that information is necessary; and

(d) The procedures that are available for a further review of the claim.

A Claimant is entitled to request a review of any denial of his or her claim by the Committee. The request for review must be submitted within 60 days of receipt of the denial. Absent a request for review within the 60-day period, the claim shall be deemed to be conclusively denied. The Claimant or his or her representatives shall be entitled to review all pertinent documents and to submit issues and comments in writing as part of any request for review. The Committee will conduct a full and fair review of the claim and will notify the Claimant of the decision within 60 days (or 120 days if special circumstances apply). The decision must be in writing and will include the specific reasons and references to Plan provisions on which the decision is based. The Committee has the exclusive right and discretion to interpret the provisions of the Plan, and the entitlement to benefits, and its decision is conclusive and final and not subject to further review to the maximum extent permitted by law.


ARTICLE 8.        PROVISIONS RELATING TO PARTICIPATION
Section 8.1. Extent of Rights Under Plan. Except as to amounts actually distributed under the Plan, no Participant and no person claiming under or through a Participant shall have any right or interest in the Plan, in any Account (whether with respect to assets set aside in trust or otherwise) or in the continuance of the Plan.

Section 8.2. Funding. No funds shall be segregated or earmarked for any current or former Participant, beneficiary or other person. However, the Company may establish one or more grantor trusts of the type referred to as a "Rabbi Trust" in respect of its obligations under the Plan. No current or former Participant, beneficiary or other person, individually or as a member of a group, shall have any right, title or interest in any Account, any fund, any specific sum of money, any grantor trust or in any asset which may be acquired by the Company in respect of its obligations under the Plan (other than as a general creditor of the Company with an unsecured claim against the Company's general assets).

Section 8.3. Extent to Which Other Parties are Bound by Plan. The Plan shall be binding upon and shall inure to the benefit of the Company, including its successors and assigns, and the Participants and their heirs, administrators and personal representatives. In the event the USFreightways Corporation becomes party to any merger, consolidation, or reorganization, this Plan shall remain in full force and effect as an obligation of the USFreightways Corporation or its successors in interest.

Section 8.4. Payment of Taxes. The Company shall to the extent required by law withhold Federal, state and local taxes (including but not limited to income taxes and taxes under the Federal Insurance Contributions Act) with respect to any distribution from the Plan to any Participant or beneficiary. To the extent permitted by law, a Participant may elect a specified federal income tax withholding rate (i.e., above the minimum applicable withholding rate).

ARTICLE 9.        ADMINISTRATION AND FINANCES

Section 9.1. Administration. The Plan shall be administered by the Committee and the Administrator (to the extent administrative duties are assigned by the Committee to the Administrator) and, as applicable, by representatives of the Company.

Section 9.2. Powers of Committee. The Committee shall have all powers necessary to administer the Plan, including, without limitation, the power to interpret the provisions of the Plan and decide all questions of eligibility (within its complete discretion), to establish rules and forms for the administration of the Plan and to appoint the Administrator and any other individuals to assist in the administration of the Plan.

Section 9.3. Actions of the Committee. All determinations, interpretations, rules and decisions of the Committee shall be conclusive and binding upon all persons having or claiming to have any interest or right under the Plan.

Section 9.4. Delegation. The Committee shall have the power to delegate specific duties and responsibilities to officers or other employees of the Company or to other individuals or entities, including the Administrator. Any delegation may be rescinded by the Committee at any time. Except as otherwise required by law, each person or entity to whom a duty or responsibility has been delegated shall be responsible for the exercise of such duty or responsibility and shall not be responsible for any act or failure to act of any other person or entity.

Section 9.5. Indemnification. The Administrator (if an employee of the Company or any other entity affiliated with the Company), the present and former members of the Committee and the present and former members of the Boards of Directors of the Company shall be indemnified by the Company against any and all liabilities arising by reason of any act or failure to act made in good faith in accordance with the provisions of the Plan. For this purpose, liabilities include expenses reasonably incurred in the defense of any claim relating to the Plan.

Section 9.6. Reports and Records. The Committee and those to whom the Committee has delegated duties under the Plan shall keep records of all their proceedings and actions and shall maintain books of account, records and other data as shall be necessary for the proper administration of the Plan and for compliance with applicable law.

Section 9.7. Information to be Furnished to Committee. The Company shall furnish the Committee such data and information as it may require. The records of the Company shall be determinative of each Participant's period of employment, termination of employment and the reason therefor, leave of absence, reemployment, years of service, personal data and deferrals. Participants and their beneficiaries shall furnish to the Committee such evidence, data or information, and shall execute such documents, as the Committee reasonably requests.

ARTICLE 10.       AMENDMENTS AND TERMINATION
Section 10.1. Amendments. The Board of Directors of the Company may amend the Plan, in full or in part, at any time.

Section 10.2. Termination. The Company expects the Plan to be permanent, but it necessarily must and does reserve the right to modify, revise or terminate the Plan at any time by action of the Board of Directors of the Company. Subject to the final sentence of this Section 10.2, in the event the Plan is terminated, benefits will be paid at the same time and in the same manner as would have occurred absent such termination, and the Committee and the Administrator shall continue to administer the terminated Plan for such purposes. Notwithstanding the preceding sentence, the Committee, in its sole discretion, may commence the payment of Plan benefits to Participants in a lump sum or annual installments as previously elected by the Participants any time after the Plan is terminated (even if the scheduled deferral periods of such individuals have not yet ended).


ARTICLE 11.       MISCELLANEOUS
Section 11.1. No Guarantee of Employment. The adoption and maintenance of the Plan shall not be deemed to be a contract of employment between the Company and any employee. Nothing contained in the Plan shall give any Participant or other employee the right to be retained in the employ of the Company or to interfere with the right of the Company to discharge any employee at any time, nor shall it give the Company the right to require any Participant or other employee to remain in its employ or to interfere with any Participant's or other employee's right to terminate his or her employment at any time.

Section 11.2. Non-Alienation. No benefit payable at any time under the Plan shall be subject in any manner to alienation, sale, transfer, assignment, pledge, attachment or encumbrance of any kind.

Section 11.3. Severability. If any provision of the Plan shall be found to be invalid or unenforceable by a court of competent jurisdiction, the validity or enforceability of the remaining provisions of the Plan shall remain in full force and effect.

Section 11.4. Applicable Law. The Plan and all rights under the Plan shall be governed by and construed according to the laws of the State of Illinois, except to the extent preempted by federal law.

Section 11.5. Prior Deferral Plans. The deferred compensation arrangement in existence at the adoption of this Plan shall be incorporated into this Plan from the Effective Date.


         IN WITNESS WHEREOF, USFreightways Corporation has caused this Plan to be executed by its duly authorized officer on this day of , 1998.


USFREIGHTWAYS CORPORATION


By:      /s/ Christopher L. Ellis
         ------------------------
             Christopher L. Ellis
Its:     Senior Vice President, Finance and CFO