Form 10-Q
period 1999-04-03
USFREIGHTWAYS CORP
filed 1999-05-14
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999, OR

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

As of May 12, 1999, 26,399,727 shares of common stock were outstanding.

                             PART I: FINANCIAL INFORMATION



Item 1.                           Financial Statements.

                                USFreightways Corporation
                             Condensed Consolidated Balance Sheets
                                Unaudited (Dollars in thousands)

                                                              April 3,          December 31,
                                                                 1999                  1998
-----------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash                                               $        6,148        $          5,548
     Accounts receivable, net                                  240,624                 218,942
     Other                                                      60,434                  55,359
                                                     -----------------     -------------------
          Total current assets                                 307,206                 279,849
                                                     -----------------     -------------------

Net property and equipment                                     554,875                 544,282
Net intangible assets                                          161,615                 140,201
Other assets                                                    10,788                  10,341
                                                     -----------------     -------------------
Total assets                                            $    1,034,484        $        974,673
                                                     -----------------     -------------------

Liabilities and Stockholders' Equity
Current liabilities:
     Current  debt                                      $        5,163        $         10,660
     Accounts payable                                           67,903                  78,757
     Other current liabilities                                 172,986                 139,460
                                                     -----------------      ------------------
     Total current liabilities                                 246,052                 228,877
                                                     -----------------      ------------------
Long-term liabilities:
     Long-term debt                                             74,316                  51,096
     Notes payable                                             100,000                 100,000
     Other long-term liabilities                               138,517                 135,566
                                                      -----------------     ------------------
            Total long-term liabilities                        312,833                 286,662
                                                      -----------------     ------------------
Common stockholders' equity                                    475,599                 459,134
                                                      -----------------     ------------------
Total liabilities and stockholders' equity              $    1,034,484        $        974,673
                                                      -----------------     ------------------



                              USFreightways Corporation
                         Consolidated Statements of Income
             Unaudited (Dollars in thousands, except per-share amounts)

                                             Three months ended
                                        -------------------------------------
                                               April 3,              April 4,
                                                  1999                  1998
-----------------------------------------------------------------------------
Operating revenue
     LTL Trucking                         $    410,797       $       379,296
     TL Trucking                                10,286                  -
     Logistics                                  41,022                28,739
     Freight Forwarding                         51,124                34,304
                                     -----------------      ----------------
Total operating revenue                   $    513,229      $        442,339

Operating expenses:
     LTL Trucking                              380,653               352,871
     TL Trucking                                 9,601                   -
     Logistics                                  38,291                26,980
     Freight Forwarding                         49,674                33,680
     Corporate and other                         2,779                 3,085
                                     -----------------       ----------------
Total operating expenses                       480,998               416,616
                                     -----------------       ----------------
Income from operations                          32,231                25,723
                                     -----------------       ----------------
Non-operating income (expense):
     Interest expense                           (2,812)               (2,108)
     Interest income                               232                   233
     Other, net                                     24                  (178)
                                      ----------------        ---------------
Total non-operating expense                     (2,556)               (2,053)
                                      ----------------        ---------------
Net income before income taxes                  29,675                23,670
Income tax expense                              12,167                 9,941
                                      -----------------       ---------------
Net income                               $      17,508       $        13,729
                                      -----------------       ---------------

Average shares outstanding - basic          26,313,897            26,116,663
Average shares outstanding - diluted        26,988,930            26,554,118
Basic earnings per common share:         $        0.67       $          0.53
Diluted earnings per common share:       $        0.65       $          0.52
                                      -----------------     ------------------

                                 USFreightways Corporation
                         Condensed Consolidated Statements of Cash Flows
                                Unaudited (Dollars in thousands)

                                                             Three months ended
                                                --------------------------------------
                                                         April 3,              April 4,
                                                            1999                  1998
-----------------------------------------------------------------------------------
Cash flows from operating activities:

Net Income                                      $         17,508       $       13,729
Adjustments to net income:
    Depreciation and amortization                         22,462               19,534
    Other items affecting cash                             4,517               14,267
      from operating activities
                                                -----------------      ---------------
Net cash provided by operating activities                 44,487               47,530
                                                -----------------      ---------------
Cash flows from investing activities:
  Capital expenditures                                   (30,293)             (36,324)
  Proceeds on sales                                        1,020                  739
  Acquisitions                                           (31,300)              (1,500)
                                                -----------------    ----------------
Net cash used in investing activities                    (60,573)             (37,085)
                                                -----------------    ----------------
Cash flows from financing activities:
  Dividends paid                                          (2,452)              (2,433)
  Proceeds from sale of treasury stock                     1,415                1,262
  Proceeds from long-term debt                            25,000
  Payments on long-term debt                              (1,780)             (10,000)
  Net change in short-term debt                           (5,497)                (650)
                                                -----------------     ----------------
Net cash provided by (used in) financing activities       16,686              (11,821)
                                                -----------------     ----------------
Net increase/(decrease) in cash                              600               (1,376)
                                                -----------------     ----------------
Cash at beginning of period                                5,548                6,471
                                                 -----------------    -----------------
Cash at end of period                             $        6,148      $         5,095
                                                 -----------------    -----------------



              Notes to Condensed Consolidated Financial Statements
                  (Dollars in thousands, except per share amounts)
                                (Unaudited)

1. General

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations are affected by the seasonal aspects of the regional LTL trucking business. Therefore, operating results for the three months ended April 3, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1998.

2. Earnings per share

     Basic earnings per share are calculated on income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated using earnings available to each share of common stock outstanding during the period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Unexercised stock options, calculated under the treasury stock method, is the only reconciling item between the Company's basic and diluted weighted earnings per share. The number of options included in the denominator, used to calculate diluted earnings per share are 675,033 and 437,455 for the first quarters of 1999 and 1998 respectively.

3. Acquisitions

     On March 2nd, USF Logistics, the Company's logistics business unit, acquired (for cash) all of the ownership interests of Processors Unlimited Company, Ltd. (PUC) a provider of reverse logistics services to the grocery and drug industries. PUC has annualized revenue of approximately $46 million and employs over 1,000 individuals at 46 locations throughout Canada and the United States.

4. Subsequent events

On April 10, 1999, USF Red Star, a subsidiary of the Company, completed an asset purchase transaction with CBL Trucking, a New England and mid-Atlantic LTL carrier. Certain members of CBL's management team, the majority of its sales force and almost all of CBL's drivers have since joined the Red Star labor force. As a result of this transaction, the former CBL customers will receive enhanced direct service territory and nationwide coverage through the Company's other regional LTL carriers. Red Star began servicing CBL's former customers on April 18, 1999.

On April 29, 1999, the Company issued $100 million of Guaranteed Notes due May 1 2009 with a coupon rate of 6.50% and at a spread of 140 basis points above the 10-year Treasury notes.

Net proceeds from the sale will be used to reduce the unsecured lines of credit that the Company has with various banks. Until the net proceeds are applied for specific purposes, the Company may invest them in marketable securities.

On May 6, 1999, the four business units that operate under the Company's freight forwarding group announced that they will begin operating under the name - USF Worldwide.







5.  Segment Reporting                                   Three Months Ended
                                                    April 3,         April 4,
                                                       1999             1998
-------------------------------------------------------------------------------
Revenue
   LTL Group:
      USF Holland                             $     219,950    $     197,495
      USF Reddaway                                   55,135           51,441
      USF Red Star                                   53,774           50,673
      USF Dugan                                      47,097           45,546
      USF Bestway                                    34,841           34,141
-------------------------------------------------------------------------------
         Sub total LTL Group                        410,797          379,296
   Truckload - Glen Moore                            10,286             -
   Logistics subsidiaries                            41,022           28,739
   Freight forwarding                                51,124           34,304
   Corporate and other                                 -                 -
-------------------------------------------------------------------------------
Total Revenue                                  $    513,229    $     442,339

Income From Operations
   LTL Group:
      USF Holland                              $     21,258    $      17,399
      USF Reddaway                                    3,504            3,128
      USF Red Star                                      305              184
      USF Dugan                                       1,187            1,392
      USF Bestway                                     3,890            4,322
-------------------------------------------------------------------------------
         Sub total LTL Group                         30,144           26,425
   Truckload - Glen Moore                               685             -
   Logistics subsidiaries                             2,731            1,759
   Freight forwarding                                 1,450              624
   Corporate and other                               (1,417)          (2,140)
   Amortization of intangibles                       (1,362)            (945)
-------------------------------------------------------------------------------
Total Income from Operations                    $    32,231     $     25,723
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Conditions and
                  Results of Operations.

                          Results of Operations

     USFreightways Corporation ("the Company") reported net income for the thirteen weeks ended April 3, 1999 of $17,508,000, a 28% increase over the $13,729,000 which was reported for the thirteen weeks which ended April 4, 1998. This is the eleventh consecutive quarter that earnings have increased over the same quarter of the previous year. The current year's quarter included both the New Year's and Good Friday holidays, neither of which occurred in the 1998 quarter.

     Net income per share for the current year's quarter was equivalent to 65 cents diluted earnings per share, a 25% increase compared to the 52 cents diluted earnings per share for the same quarter of 1998.

     Revenue for the 1999 quarter increased by 16% to $513,229,000 from $442,339,000 for the first quarter of 1998. Golden Eagle, Glen Moore and Processors Unlimited Company, Ltd. ("PUC") which were acquired since the first quarter of 1998, contributed revenue of $30,426,000 in the current year's quarter.

     Revenue and net income for the 1999 quarter improved compared to the same period of the previous year, although revenue and operating earnings this year were adversely impacted by more severe winter weather conditions than what was experienced during the relatively mild winter of 1998.

     Less-than-truckload (LTL) revenue for the current quarter at the regional trucking subsidiaries, on equivalent working days, increased 9.3% over the 1998 first quarter, LTL shipments increased 7.1% and LTL tonnage increased 8.1%. LTL revenue per shipment increased from $106.58 to $108.74 and the weight per shipment increased from 1,141 pounds to 1,151 pounds.

     Operating earnings for the regional trucking group increased 14% to $30,144,000 in 1999 compared to $26,425,000 for the same period of 1998. The consolidated operating ratio improved to 92.7 from 93.0 last year led by USF Holland with an operating ratio of 90.3 this year compared to 91.2 in the previous year. Improvements in costs occurred in Operating Expenses and Supplies (despite rising fuel costs in the current quarter), Workers' Compensation and Operating Taxes and Licenses, but were partially offset by increases in Labor expenses.

     Glen Moore Trucking, the Company's truckload carrier that was acquired on August 31, 1998, contributed revenue of $10.3 million and operated at 93.3 for the quarter.

     Revenue in the Logistics group increased by 42.7% to $41.0 million in the current quarter from $28.7 million in the prior year. PUC contributed revenue, since its acquisition on March 2nd, of $4.1 million and operated at an 88.4 operating ratio for the March period. Other existing logistics' contracts increased revenue by $3.9 million over the prior year's quarter. The logistics segment's distribution business unit increased revenue by $3.8 million of which its Moore & Son acquisition (Oct. 15, 1998) contributed $1.6 million, while other distribution centers increased revenue by $2.1 million. Earnings in the Logistics group increased 55.2% over the prior year's quarter to $2.7 million from $1.8 million due to earnings from PUC, Moore & Son and higher profits from existing customers' business.

     Revenue in the Freight Forwarding group increased 49.0% to $51.1 million from $34.3 million in the prior year's quarter due in large part to $16.0 million in revenue contributed from the group's recent Golden Eagle acquisition (Nov. 12, 1998). The group's profits improved by 132% to $1.4 million from $0.6 million the prior year's quarter.

     On March 2nd, USF Logistics, the Company's logistics business unit, acquired (for cash) all of the ownership interests of PUC a provider of reverse logistics services to the grocery and drug industries. PUC has annualized revenue of approximately $46 million and employs over 1,000 individuals at 46 locations throughout Canada and the United States.

     On March 31st, USF Seko Worldwide, one of the Company's freight forwarding business units, acquired (for cash) the business of Airgo Freight, Inc. its former agent in the Seattle Washington area. This acquisition had no effect on revenue or profits for the quarter as the purchase occurred at the end of the quarter.

     On April 10th, USF Red Star, the Company's Northeastern LTL regional subsidiary, completed an asset purchase transaction (for cash) with CBL Trucking, a New England and Mid-Atlantic LTL Carrier.

                    Liquidity and Capital Resources

     Cash flows from operating activities contributed $44.5 million during the current quarter compared to $47.5 million in last year's quarter.

     Net capital expenditures for the 1999 quarter amounted to approximately $61 million including $19.5 million for revenue equipment, $6.5 million for terminal facilities, and the balance for other capital items plus the acquisition of Processors Unlimited. Last year for the same quarter, net capital expenditures amounted to $37.1 million, mainly for revenue equipment, terminal facilities and a small acquisition.

     Bank borrowings increased by $17.7 million during the quarter. The proceeds were used to partially fund the PUC acquisition.

     On April 29, 1999, the Company issued $100 million of Guaranteed Notes due May 1, 2009 with a coupon rate of 6.50% and at a spread of 140 basis points above the 10-year Treasury notes.

     Net proceeds from the sale will be used to reduce the unsecured lines of credit that the Company has with various banks. Until the net proceeds are applied for specific purposes, the Company may invest them in marketable securities.

     A dividend of 9 1/3 cents per share equivalent to $2.5 million was paid on April 9, 1999 to shareholders of record on March 26, 1999.


                                   Year 2000

     The Company has been and continues to address the universal situation commonly referred to as the "Year 2000 Problem". The "Year 2000 Problem" is related to the inability of certain computer systems, software and embedded technologies to properly recognize and process date-related information surrounding the Year 2000.

     In 1996, the Company initiated a comprehensive review of its computerized Information Technology (IT) and non-information technology systems to identify systems that could be affected by the Year 2000 problems and has implemented a plan to resolve the identified issues. The Year 2000 issues were analyzed by identifying and assessing all systems, software and embedded technologies and business partners with internal business critical systems given a higher priority. The Company defines a system as business critical if a failure would cause a significant service disruption or could cause a material adverse effect on the Company's operations or financial results. As of March 31, 1999, the Company has modified or replaced 95% of its business critical systems and 94% of all systems. In the opinion of management, the remainder of the business critical systems will have little or no effect on the Company's ability to service the majority of its customers. The business critical systems have been unit tested by IT staff members and many have been evaluated using a detailed Year 2000 test plan. Further testing and verification on the systems will continue throughout 1999. The Company has established an internal Year 2000 audit team to audit the process and results of the Year 2000 efforts of the Company's subsidiaries. The Company has expended approximately $1 million as of March 31, 1999 to ensure Year 2000 compliance. The total cost to ensure Year 2000 compliance is estimated to be less than $2 million. The cost estimate is based on the Company's structure and those subsidiaries it owns at the present time. The acquisition of any additional operating entity may significantly impact the total cost as it has been estimated.

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

     The Company has been contacting business partners whose Year 2000 non-compliance could adversely affect the Company's operations, employees, or customers. As a provider of transportation and logistics services, the Company's operations are dependent on telecommunication, financial and utility services provided by several entities. The Company is unaware of any of these entities or of any significant supplier to not be Year 2000 compliant. The Company believes the most likely worst case scenario would be the failure of a material business partner to be Year 2000 compliant. Therefore, the Company will continue to work with and monitor the progress of its partners and formulate a contingency plan when the Company does not believe the business partner will be compliant.

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

                           PART II: OTHER INFORMATION


Item 1.           Legal Proceedings.

          The Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, ("CERCLA"). The Company has been made a party to these proceedings as an alleged generator of waste disposed of at hazardous waste disposal sites. In each case, the Government alleges that the parties are jointly and severally liable for the cleanup costs. Although joint and several liability is alleged, these proceedings are frequently resolved on the basis of the quantity of waste disposed of at the site by the generator. The Company's potential liability varies greatly from site to site. For some sites the potential liability is de minimis and for others the costs of cleanup have not yet been determined. While it is not feasible to predict or determine the outcome of these proceedings or similar proceedings brought by state agencies or private litigants, in the opinion of management, the ultimate recovery or liability, if any, resulting from such litigation, individually or in the aggregate, will not materially adversely affect the Company's financial condition or results of operations and, to the Company's best knowledge, such liability, if any, will represent less than 1% of its revenues.

          On April 19, 1996, Steven Mark Whitworth ("Plaintiff") a former employee of USF Bestway Inc., a subsidiary of the Company ("USF Bestway"), brought suit against USF Bestway and one of its employees, alleging claims of fraud and promissory estoppel arising from Plaintiff's previous employment as a driver with USF Bestway, Steven Mark Whitworth v. TNT Bestway Transportation, Inc. f/k/a .TNT Bestway Inc. and William Orr, Case No. 96-3935-A, 14th Judicial District Court, Dallas County, Texas. On or about October 2, 1996, Plaintiff amended his petition and added claims of wrongful discharge and conspiracy to wrongfully discharge.

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

          On November 27, 1996, USF Bestway moved for reconsideration of the judgment and for a new trial. At a January 7, 1997 hearing on this motion, the trial court denied the motion for reconsideration and for new trial, but ruled that the responses to the Plaintiff's requests for admissions were timely. USF Bestway has posted a superedeas bond to prevent enforcement of the judgment pending appeal and perfected its appeal to the Dallas Court of Appeals. The appeal was heard on March 10, 1999. No decision has been rendered as of yet.

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

Item 6.     Exhibits and Reports on Form 8-K.

            (a)      Exhibits

                    1.       Exhibit 27-Financial Data Schedule.

            (b) Current Reports on Form 8-K were filed:
                    1. No current reports on Form 8-K were filed during the quarter
















                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated the 14th day of May, 1999.



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