Form 10-K/A
USFREIGHTWAYS CORP
filed 1999-06-28
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                           FORM 10-K/A

                         -----------------

                  AMENDMENT TO APPLICATION OR REPORT
          Filed pursuant to Section 12,13, or 15(d) of the
                 THE SECURITIES EXCHANGE ACT OF 1934

                        USFREIGHTWAYS CORPORATION

                          COMMISSION NUMBER 0-19791

                              AMENDMENT NO. 1

         The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 by adding the Annual Report of the USF Employees' 401K Retirement Plan on Form 11-K for the year ended December 31, 1998.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        USFREIGHTWAYS CORPORATION


                                        By: /s/ Christopher L. Ellis
                                                Christopher L. Ellis
                                             Chief Financial Officer and Senior
                                                 Vice President, Finance

June 23, 1999

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 11-K


                 FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE,
               SAVINGS AND SIMILAR PLANS PURSUANT TO SECTION 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

  [X] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1998 [FEE REQUIRED]


  [ ] TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________ [NO FEE REQUIRED]



                           COMMISSION NUMBER 0-19791



                      USF EMPLOYEES' 401K RETIREMENT PLAN



                         USFREIGHTWAYS CORPORATION
                        9700 Higgins Road, Suite 570
                          Rosemont, Illinois 60018

                                                              SIGNATURES

The Plan. Pursuant to the requirements of the Securities Exchange Act of 1934, the Plan Committee of the USF Employees' 401K Retirement Plan have duly caused this Annual Report to be signed on its behalf by the undersigned hereunto duly authorized.


                             USF EMPLOYEES' 401K RETIREMENT PLAN

                             By Members of the Plan Committee administering the USF Employees' 401K Retirement Plan


                                            /s/ John Campbell Carruth
                                            John Campbell Carruth

                                            /s/ Christopher L. Ellis
                                            Christopher L. Ellis

                                            /s/ Stephen G. Dill
                                            Stephen G. Dill

Date:  June 23, 1999

                 USF EMPLOYEES' 401K RETIREMENT PLAN

                           FORM 11-K
                 FOR THE YEAR ENDED DECEMBER 31, 1998

                  FINANCIAL STATEMENTS AND SCHEDULES

                          December 31, 1998 and 1997

The following financial statements, supplementary schedules and exhibits are filed as part of this Annual Report on Form 11-K of the USF Employees' 401K Retirement Plan.

                            TABLE OF CONTENTS

Financial Statements
   -REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS--December 31, 1998 and December 31,
       1997

   -FINANCIAL STATEMENTS--
       Statements of Net Assets Available for Benefits as of December 31, 1998 and 1997
       Statements of Changes in Net Assets Available for Benefits for the Years Ended December 31, 1998 and 1997

   -NOTES TO FINANCIAL STATEMENTS AND SCHEDULES

   -SCHEDULES SUPPORTING FINANCIAL STATEMENTS

    Schedule I--Statements of Net Assets Available for Benefits by Fund as of December 31, 1998 and 1997
    Schedule II--Statements of Changes in Net Assets Available for Benefits by Fund for the Years Ended December 31, 1998 and 1997
    Schedule III--Item 27(a)--Schedule of Assets Held for Investment Purposes as of December 31, 1998
    Schedule IV--Item 27(d)--Schedule of Reportable Transactions for the Year Ended December 31, 1998

All schedules, except as set forth above, are omitted as not applicable or not required, or the required information is included in the financial statements or notes thereto.

Exhibits            EXHIBIT 23

         Consent of Independent Auditors

The following documents, filed with the Securities and Exchange Commission, are incorporated by reference herein:

         Form S-8 Registration Statement No. 33-57634 filed January 28, 1993 and Prospectus dated January 28, 1993 covering 315,000 shares of Common Stock of USFreightways Corporation pursuant to the USF Employees' 401K Retirement Plan.

                    Report of Independent Public Accountants





To the Plan Administrative Committee of
USF Employees' 401K Retirement Plan:

We have audited the accompanying statements of net assets available for benefits of the USF EMPLOYEES' 401K RETIREMENT PLAN as of December 31, 1998 and 1997, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the USF Employees' 401K Retirement Plan as of December 31, 1998 and 1997, and the changes in net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedules III and IV are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.






/S/ ARTHUR ANDERSEN LLP
    ARTHUR ANDERSEN LLP

Chicago, Illinois
June 18, 1999

                       USF EMPLOYEES' 401K RETIREMENT PLAN


                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                       (See Schedule I for Detail by Fund)

                        As of December 31, 1998 and 1997




ASSETS:
    Cash                                                                      $     82,304         $     68,840
                                                                              ------------         ------------
    Investments at fair value (Note 1)-
       Fidelity-
           Managed Income Portfolio                                              7,220,369            5,846,564
           Retirement Money Market Portfolio                                    22,268,917           17,831,626
           Blue Chip Growth Fund                                                38,200,071           24,336,736
           Growth Company Fund                                                  46,526,666           36,158,657
           Intermediate Bond Fund                                               14,643,392           13,018,406
           Fidelity Magellan Fund                                               48,119,280           32,659,321
           Asset Manager                                                         2,969,464            1,870,250
           Equity Income Fund                                                    8,902,961            7,895,811
       Aetna Real Estate Limited Partnership                                     1,342,636            1,286,898
       USFreightways Common Stock Fund                                           5,669,356            5,240,820
       Participant loans                                                         6,315,169            5,241,408
                                                                              ------------         ------------
                     Total investments                                         202,178,281          151,386,497
                                                                              ------------         ------------
    Contributions receivable-
       Participant                                                                 336,252              301,114
       Employer                                                                  1,164,282            1,102,625
                                                                              ------------         ------------
                     Total contributions receivable                              1,500,534            1,403,739
                                                                              ------------         ------------
NET ASSETS AVAILABLE FOR BENEFITS                                             $203,761,119         $152,859,076
                                                                              ============         ============



               The accompanying notes to financial statements and schedules are an integral part of these statements.

                       USF EMPLOYEES' 401K RETIREMENT PLAN


           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                      (See Schedule II for Detail by Fund)

                 For the Years Ended December 31, 1998 and 1997


                                                                               1998                 1997
INVESTMENT INCOME:
    Dividend and interest income                                               $10,639,921         $  9,735,639
    Net appreciation in fair value of investments
                                                                                23,972,391           12,810,046
                                                                              ------------         ------------
                     Total investment income                                    34,612,312           22,545,685
                                                                              ------------         ------------
CONTRIBUTIONS:
    Participants                                                                17,077,439           13,180,781
    Employer                                                                     7,829,443            6,750,182
                                                                              ------------         ------------
                     Total contributions                                        24,906,882           19,930,963
                                                                              ------------         ------------
OTHER DEDUCTIONS:
    Benefits paid to participants                                               (9,829,768)         (11,224,518)
    Administrative expenses                                                        (59,825)             (54,906)
                                                                              ------------         ------------
                     Total deductions                                           (9,889,593)         (11,279,424)
                                                                              ------------         ------------
    Transfers into the Plan (Note 1)                                             1,272,442                    -
                                                                              ------------         ------------
                     Net change                                                 50,902,043           31,197,224

NET ASSETS AVAILABLE FOR BENEFITS:
    Beginning of year                                                          152,859,076          121,661,852
                                                                              ------------         ------------
    End of year                                                               $203,761,119         $152,859,076
                                                                              ============         ============



               The accompanying notes to financial statements and schedules are an integral part of these statements.

                       USF EMPLOYEES' 401K RETIREMENT PLAN


                   NOTES TO FINANCIAL STATEMENTS AND SCHEDULES

                           December 31, 1998 and 1997



1.    PLAN DESCRIPTION

      The following description of the USF Employees' 401K Retirement Plan (the "Plan") is provided for general information purposes only. More complete information regarding the Plan provisions may be found in the Plan document.

      General

      The Plan is a defined contribution plan established by USFreightways Corporation, the principal sponsor of the Plan, under provisions of
      Section 401(a) of the Internal Revenue Code ("IRC"). The Plan covers certain employees of USFreightways Corporation, as well as certain employees of the following adopting sponsors of the Plan, all of which are wholly owned subsidiaries of USFreightways Corporation: USF Bestway Inc., USF Logistics Inc., USF Logistics Services Inc., USF Distribution Services Inc., USF Dugan Inc., USF Sales Corporation, USF Holland Inc., USF Reddaway Inc., USF Red Star Inc., USF Coast Consolidators Inc., USF Caribbean Services, Comet Transport Inc. (1997 only), USF Seko Worldwide, Inc. (1998 only), USF Logistics [IMC] Inc.(1998 only) and USF Logistics [TRICOR] Inc. (1998 only).

      During 1998, USF Seko Worldwide, Inc. adopted the Plan, and as a result transferred all of Seko Air Freight, Inc. Employees' 401(K) Plan and Trust (the Seko Plan) asset balances totaling $1,272,442 into the Plan.

      Hereafter, the principal and adopting sponsors of the Plan are referred to collectively as "the Company" or individually as "each Company." All employees of these subsidiaries are eligible to participate in the Plan after completing one qualifying year of service, as defined. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended. Unionized employees are excluded from participating in the Plan if they have separately bargained for retirement benefits.

      Plan Administration

      The Plan is administered by the USF Plan Administrative Committee, which is appointed by the Board of Directors of the Company. Plan assets were held by Fidelity Management Trust Company ("Fidelity") as Trustee for the years ended December 31, 1998 and 1997.

      Eligibility

      Participants become eligible to enter the plan on January 1, April 1, July 1, or October 1, following the date the participant completes a qualifying year of service.

      Contributions

      Eligible employees can contribute an amount up to 15% of their cash compensation, as defined by the Plan, subject to certain limitations under the IRC. Each Company may provide a matching contribution and/or nonelective contribution subject to group discrimination limitations. The Company may also contribute a discretionary amount. The Company made no discretionary contribution during 1998 and 1997.

      Vesting

      Participants are fully vested in their contributions, the Company's matching and/or nonelective contributions, and plan earnings thereon.

      Benefits

      Upon termination of service due to death, disability, retirement, or financial hardship, the participant or their beneficiary is entitled to distribution of his or her account through an elected distribution method made by the participant in accordance with the Plan's provisions.

      Participant Accounts

      Each participant's account is credited with the participant's contribution, each Company's matching contribution (if applicable), each Company's nonelective contribution (if applicable), the Company's discretionary contribution (if applicable), and the Plan's earnings allocation. The allocation of plan earnings is based on participant account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

      Investment Options

      Participants may direct their employee and employer contributions and any related earnings among eight separate Fidelity investment accounts and the USF Common Stock fund. Participants may change their current investment elections at any time. The allocation of investment fund balances may be changed up to four times a year. Employee deferral elections can be made at the beginning of each calendar year quarter and are effective throughout the quarter. A description of each investment option is provided below:

            Managed Income Portfolio--This portfolio purchases investment contracts offered by major insurance companies and other approved financial institutions and short-term instruments to provide for liquidity needs. The objective of this fund is to provide a competitive level of income over time while preserving the value of the investment.

            Retirement Money Market Portfolio--This fund invests in high-quality short-term money market securities of U.S. and foreign issuers, including short-term corporate obligations, U.S. Government obligations and certificates of deposit.

            Blue Chip Growth Fund--This fund primarily invests in common stocks of well-known, established companies. The objective of this fund is to provide growth of capital over the long term.

            Growth Company Fund--This fund invests primarily in stocks of companies with earnings or gross sales that indicate the potential for above-average growth. The objective of this fund to increase the investment over the long term through capital growth.

            Intermediate Bond Fund--This fund invests in all types of U.S. and foreign bonds, including corporate or U.S. Government issues.

            USFreightways Common Stock Fund--This fund invests in USFreightways common stock.

            Fidelity Magellan Fund--This fund invests in common stocks of small, medium and large companies, both well known and lesser known, with above-average growth potential and a correspondingly higher level of risk.

            Asset Manager--This fund invests in stocks, bonds and short-term and money market instruments of U.S. and foreign issuers.

            Equity Income Fund--This fund invests in income-producing stocks such as common and preferred stocks.

            MIP/Aetna Real Estate Associates, Limited Partnership--Under a predecessor plan, contributions of USF Holland Inc. were invested in certain assets, including either a Guaranteed Insurance Contract or a Real Estate Limited Partnership ("RELP"). Under the Plan, no further investment of either employer or employee contributions has been permitted in these assets. In order to provide liquidity to fund distributions to employees of USF Holland (due, for example, either to termination of service or retirement) the investment in the Managed Income Portfolio portion of this investment has been restricted until such time as the RELP provides sufficient liquidity from its assets to fund such distributions or the RELP itself is liquidated. The RELP is revalued by Aetna based on the estimated fair value of the properties held. Purchases and sales of securities are recorded on a settlement date basis. The impact of not recording these transactions on a trade-date basis has been determined to be immaterial.

      The stated objectives of these funds are not necessarily indicators of actual performance.

      Loans to Participants

      Subject to such rules and limitations as may be established from time to time, participants are allowed to borrow from employee deferral contributions, rollover accounts, or any after-tax deferrals in their account subject to a limit of the lesser of 50% of their vested account balance, or $50,000. The interest rate on loans is the prime rate reported in The Wall Street Journal in effect on the last day of the month preceding the loan request. Loan repayments are normally made by payroll deductions, generally over a period not to exceed five years at the election of the participant, with the exception of prime residence loans, which may be extended over a longer period.


2.    SUMMARY OF ACCOUNTING POLICIES

      Basis of Accounting

      The accompanying financial statements are prepared on the accrual basis of accounting. The preparation of the financial statements in conformity with generally accepted accounting principles requires the Plan's management to use estimates and assumptions that affect the accompanying financial statements and disclosures. Actual results could differ from these estimates.

      Income Recognition

      Interest income is recorded as earned on the accrual basis. Dividend income is recorded on the ex-dividend date.

      Investment Valuation

      Cash equivalents are stated at cost, which approximates market value. Marketable securities are stated at fair value. Securities traded on a national securities exchange are valued at the last reported sales price on the last business day of the year; investments traded in the over-the-counter market and listed securities for which no sale was reported on the last day of the Plan year are valued at the last reported bid price.

      Net Appreciation in Fair Value of Investments

      Net realized and unrealized appreciation (depreciation) is recorded in the accompanying statements of changes in net assets available for benefits as net appreciation in fair value of investments.

      Administrative Expenses

      The Company pays all administrative expenses of the Plan, except for administrative fees related to servicing participant loans, broker fees and the RELP fees. The investment income of the trust is net of any investment advisory fees charged by the managers.

      Benefit Payments

      Benefits are recorded when paid.

3.    TAX STATUS

      The Plan has received a favorable determination letter from the Internal Revenue Service dated March 10, 1995, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code ("IRC") and, therefore, the related trust is exempt from tax under Section 501(a) of the IRC. Once qualified, the Plan is required to operate in conformity with the IRC to maintain its qualification. The Plan has been amended since receiving the determination letter. The plan administrator believes that the Plan is currently designed and is being operated in compliance with the applicable requirements of the IRC.


4.    PLAN TERMINATION

      Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA.

5.    RECONCILIATION TO FORM 5500

      The following is a reconciliation of net assets available for benefits per the financial statements to the Form 5500:

                                                                                                December 31,
                                                                                          1998                 1997
      Net assets available for benefits per the financial statements
                                                                                     $203,761,119          $152,859,076
      Amounts allocated to withdrawing participants                                      (130,582)             (140,738)
                                                                                     ------------          ------------
      Net Assets available for benefits per the
       Form 5500                                                                     $203,630,537          $152,718,338
                                                                                     ============          ============



      The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500:

                                                                                         Year Ended
                                                                                        Dec.31, 1998
Benefits paid to participants per the financial statements
                                                                                        $9,829,768
Add:  Amounts allocated to withdrawing participants at December 31, 1998
                                                                                           130,582
Less: Amounts allocated to withdrawing participants at December 31, 1997
                                                                                          (140,738)
                                                                                         ----------
Benefits paid to participants per the Form 5500                                         $9,819,612
                                                                                        ==========

6.    SUBSEQUENT EVENT

      Effective January 1, 1998, the following operating companies adopted the USF Employees' 401K Retirement Plan: Glen Moore Transport, Inc. and certain subsidiaries of Golden Eagle Group Inc.

                                                                      Schedule I

             USF EMPLOYEES' 401K RETIREMENT PLAN


          STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS BY FUND

                     As of December 31, 1998 and 1997



                                                                                           1998
                                                              Retirement                                                        USF
                                                 Managed        Money        Blue Chip            Growth     Intermediate     Common
                                                  Income        Market        Growth             Company         Bond          Stock
                                                Portfolio     Portfolio        Fund                Fund          Fund           Fund
ASSETS:
    Cash                                          $    -        $     -        $     -            $     -        $     -  $   82,304
                                               ----------    -----------   -----------        -----------    ----------   ----------
    Investments at fair value (Notes 1 and 3)-
       Managed Income Portfolio                5,847,323              -              -                  -              -           -
       Retirement Money Market Portfolio               -     22,268,917              -                  -              -           -
       Blue Chip Growth Fund                           -              -     38,200,071                  -              -           -
       Growth Company Fund                             -              -              -         46,526,666              -           -
       Intermediate Bond Fund                          -              -              -                  -     14,643,392           -
       USFreightways Common Stock Fund                 -              -              -                  -              -   5,669,356
       Fidelity Magellan Fund                          -              -              -                  -              -           -
       Real Estate Limited Partnership                 -              -              -                  -              -           -
       Asset Manager                                   -              -              -                  -              -           -
       Equity Income                                   -              -              -                  -              -           -
       Participant loans                               -              -              -                  -              -           -
                                              ----------    -----------    -----------        -----------    -----------  ----------
               Total investments               5,847,323     22,268,917     38,200,071         46,526,666     14,643,392   5,669,356
                                              ----------    -----------    -----------        -----------    -----------  ----------
    Contributions receivable-
       Participants                               10,209         57,863         64,769             61,757         20,070      20,592
       Employer                                   29,572        351,413        191,374            174,848         68,238      52,779
                                              ----------    -----------    -----------        -----------    -----------  ----------
              Total contributions receivable      39,781        409,276        256,143            236,605         88,308      73,371
                                              ----------    -----------    -----------        -----------    -----------  ----------
NET ASSETS AVAILABLE FOR BENEFITS             $5,887,104    $22,678,193    $38,456,214        $46,763,271    $14,731,700  $5,825,031
                                              ==========    ===========    ===========        ===========    ===========  ==========

The accompanying notes to financial statements and schedules are an integral part of these statements.

                                                                     Schedule I
                                                                      Continued
                         USF EMPLOYEES' 401K RETIREMENT PLAN


                   STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS BY FUND

                            As of December 31, 1998 and 1997




                                                                                    1998
                                                                    MIP/
                                                    Fidelity        Real                  Equity
                                                    Magellan      Estate      Asset       Income       Loan
                                                      Fund          Fund     Manager      Fund         Fund                Total
ASSETS:
    Cash                                             $     -      $    -      $    -      $    -      $    -         $     82,304
                                                  -----------  ----------  ----------  ----------  ----------         ------------
    Investments at fair value (Notes 1 and 3)-
       Managed Income Portfolio                            -   1,373,046           -           -           -            7,220,369
       Retirement Money Market Portfolio                   -           -           -           -           -           22,268,917
       Blue Chip Growth Fund                               -           -           -           -           -           38,200,071
       Growth Company Fund                                 -           -           -           -           -           46,526,666
       Intermediate Bond Fund                              -           -           -           -           -           14,643,392
       USFreightways Common Stock Fund                     -           -           -           -           -            5,669,356
       Fidelity Magellan Fund                     48,119,280           -           -           -           -           48,119,280
       Real Estate Limited Partnership                     -   1,342,636           -           -           -            1,342,636
       Asset Manager                                       -           -   2,969,464           -           -            2,969,464
       Equity Income                                       -           -           -   8,902,961           -            8,902,961
       Participant loans                                   -           -           -           -   6,315,169            6,315,169
                                                 -----------  ----------  ----------  ----------  ----------         ------------
                     Total investments            48,119,280   2,715,682   2,969,464   8,902,961   6,315,169          202,178,281
                                                 -----------  ----------  ----------  ----------  ----------         ------------
    Contributions receivable-
       Participants                                   70,637           -       9,624      20,731           -              336,252
       Employer                                      207,567           -      25,293      63,198           -            1,164,282
                                                 -----------  ----------  ----------  ----------  ----------         ------------
                 Total contributions receivable      278,204           -      34,917      83,929           -            1,500,534
                                                 -----------  ---------   ----------  ----------  ----------         ------------
NET ASSETS AVAILABLE FOR BENEFITS                $48,397,484  $2,715,682   $3,004,381 $8,986,890  $6,315,169         $203,761,119
                                                 ===========  ==========   ========== ==========  ==========         ============

The accompanying notes to financial statements and schedules are an integral part of these statements.

                                                                      Schedule I
                                                                      Continued
               USF EMPLOYEES' 401K RETIREMENT PLAN


  STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS BY FUND

               As of December 31, 1998 and 1997






                                                                                        1997
                                                   Managed       Money       Blue Chip     Growth     Intermediate          Common
                                                    Income       Market       Growth       Company         Bond              Stock
                                                 Portfolio     Portfolio       Fund           Fund          Fund               Fund
ASSETS:
    Cash                                            $    -       $     -      $     -      $     -        $     -       $   68,840
                                                 ----------   ----------- -----------  -----------    -----------       ----------
    Investments at fair value (Notes 1 and 3)-
       Managed Income Portfolio                   4,456,812            -            -            -              -                -
       Retirement Money Market Portfolio                  -   17,831,626            -            -              -                -
       Blue Chip Growth Fund                              -            -   24,336,736            -              -                -
       Growth Company Fund                                -            -            -   36,158,657              -                -
       Intermediate Bond Fund                             -            -            -            -     13,018,406                -
       USFreightways Common Stock Fund                    -            -            -            -              -        5,240,820
       Fidelity Magellan Fund                             -            -            -            -              -                -
       Real Estate Limited Partnership                    -            -            -            -              -                -
       Asset Manager                                      -            -            -            -              -                -
       Equity Income                                      -            -            -            -              -                -
       Participant loans                                  -            -            -            -              -                -
                                                 ----------  -----------  -----------  -----------    -----------       ----------
                     Total investments            4,456,812   17,831,626   24,336,736   36,158,657     13,018,406        5,240,820
                                                 ----------  -----------  -----------  -----------    -----------       ----------
    Contributions receivable-
       Participants                                  10,301       53,047       57,288       58,389         21,066           18,653
       Employer                                      30,466      351,166      165,664      180,249         70,540           63,822
                                                 ----------  -----------  -----------  -----------    -----------       ----------
                 Total contributions receivable      40,767      404,213      222,952      238,638         91,606           82,475
                                                 ----------  -----------  -----------  -----------    -----------       ----------
NET ASSETS AVAILABLE FOR BENEFITS                $4,497,579  $18,235,839  $24,559,688  $36,397,295    $13,110,012       $5,392,135
                                                 ==========  ===========  ===========  ===========    ===========       ==========

The accompanying notes to financial statements and schedules are an integral part of these statements.

                                                                     Schedule I
                                                                     Continued
                   USF EMPLOYEES' 401K RETIREMENT PLAN


         STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS BY FUND

                    As of December 31, 1998 and 1997

                                                                            1997
                                                                   MIP/
                                                  Fidelity        Real                    Equity
                                                  Magellan      Estate       Asset        Income        Loan
                                                      Fund        Fund       Manager        Fund         Fund               Total
ASSETS:
    Cash                                           $     -       $    -       $    -       $    -       $    -         $     68,840
                                               -----------   ----------   ----------   ----------   ----------         ------------
    Investments at fair value (Notes 1 and 3)-
       Managed Income Portfolio                          -    1,389,752            -            -            -            5,846,564
       Retirement Money Market Portfolio                 -            -            -            -            -           17,831,626
       Blue Chip Growth Fund                             -            -            -            -            -           24,336,736
       Growth Company Fund                               -            -            -            -            -           36,158,657
       Intermediate Bond Fund                            -            -            -            -            -           13,018,406
       USFreightways Common Stock Fund                   -            -            -            -            -            5,240,820
       Fidelity Magellan Fund                   32,659,321            -            -            -            -           32,659,321
       Real Estate Limited Partnership                   -    1,286,898            -            -            -            1,286,898
       Asset Manager                                     -            -    1,870,250            -            -            1,870,250
       Equity Income                                     -            -            -    7,895,811            -            7,895,811
       Participant loans                                 -            -            -            -    5,241,408            5,241,408
                                               -----------   ----------   ----------   ----------   ----------         ------------
                     Total investments          32,659,321    2,676,650    1,870,250    7,895,811    5,241,408          151,386,497
                                               -----------   ----------   ----------   ----------   ----------         ------------
    Contributions receivable
       Participants                                 58,382            -        8,328       15,660            -              301,114
       Employer                                    180,559            -       19,292       40,867            -            1,102,625
                                               -----------   ----------   ----------   ----------   ----------         ------------
                 Total contributions receivable    238,941            -       27,620       56,527            -            1,403,739
                                               -----------   ----------   ----------   ----------   ----------         ------------
NET ASSETS AVAILABLE FOR BENEFITS              $32,898,262   $2,676,650   $1,897,870   $7,952,338   $5,241,408         $152,859,076
                                               ===========   ==========   ==========   ==========   ==========         ============

The accompanying notes to financial statements and schedules are an integral part of these statements.

                                                                    Schedule II
                     USF EMPLOYEES' 401K RETIREMENT PLAN


      STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS BY FUND

                    For the Years Ended December 31, 1998 and 1997



                                                                                               1998
                                                                    Retirement                                                  USF
                                                          Managed        Money       Blue Chip      Growth    Intermediate    Common
                                                           Income       Market          Growth     Company        Bond         Stock
                                                        Portfolio    Portfolio            Fund        Fund        Fund          Fund
INVESTMENT INCOME:
    Dividend and interest income                       $  290,812    $ 1,076,973   $ 1,563,332 $ 3,365,538  $   869,590  $   27,707
    Net appreciation (depreciation) in fair value of
       investments                                              -            240     7,752,201   6,631,967      130,775    (416,800)
                                                       ----------    -----------   ----------- ----------   -----------  ----------
                     Total investment income              290,812      1,077,213     9,315,533   9,997,505    1,000,365    (389,093)
                                                       ----------    -----------   ----------- -----------  -----------  ----------
CONTRIBUTIONS:
    Participants                                          487,899      2,943,942     3,200,676   3,143,318    1,121,119     841,919
    Employer                                              222,128      2,038,134     1,314,641   1,265,535      506,255     409,423
                                                       ----------    -----------   ----------- -----------  -----------  ----------
                     Total contributions                  710,027      4,982,076     4,515,317   4,408,853    1,627,374   1,251,342
                                                       ----------    -----------   ----------- -----------  -----------  ----------
OTHER INCREASES (DECREASES):
    Loans to participants                                (150,622)      (832,940)     (586,562)   (501,286)    (316,037)    (84,173)
    Benefits paid to participants                        (232,497)    (1,936,283)   (1,918,355) (1,810,786)  (1,025,742)   (306,209)
    Loan repayments                                        68,025        357,782       380,358     531,122      158,772     149,594
    Interfund transfers, net                              686,545        709,389     1,928,673  (2,491,851)     151,760    (188,565)
    Loan/custodial servicing fees                          (2,095)       (20,560)       (7,508)     (2,767)      (4,620)          -
    Transfers to successor plans                           19,330        105,677       269,070     235,186       29,816           -
                                                       ----------    -----------   -----------  -----------  ----------- ----------
                     Total other increases (decreases)
                                                          388,686     (1,616,935)       65,676  (4,040,382)  (1,006,051)   (429,353)
                                                       ----------    -----------   -----------  -----------  ----------  ----------
                     Net change                         1,389,525      4,442,354    13,896,526  10,365,976    1,621,688     432,896

NET ASSETS AVAILABLE FOR BENEFITS:
    Beginning of year                                   4,497,579     18,235,839    24,559,688  36,397,295   13,110,012   5,392,135
                                                       ----------    -----------   -----------  -----------  ----------  ----------
    End of year                                        $5,887,104    $22,678,193   $38,456,214 $46,763,271  $14,731,700  $5,825,031
                                                       ==========    ===========   ===========  ===========  ==========  ==========

The accompanying notes to financial statements and schedules are an integral part of these statements.

                                                                   Schedule II
                                                                   Continued
                 USF EMPLOYEES' 401K RETIREMENT PLAN


     STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS BY FUND

             For the Years Ended December 31, 1998 and 1997

                                                                           1998

                                                                         MIP/
                                                      Fidelity          Real                      Equity
                                                      Magellan         Estate        Asset        Income        Loan
                                                          Fund          Fund        Manager       Fund          Fund       Total
INVESTMENT INCOME:
    Dividend and interest income                     $ 2,274,644    $  93,633    $  529,385   $  548,307      $    -   $ 10,639,921
    Net appreciation (depreciation) in fair value of
       investments                                     9,508,835       76,243      (152,867)     441,797           -     23,972,391
                                                     -----------   ----------    ----------   ---------   ----------   ------------
                     Total investment income          11,783,479      169,876       376,518      990,104           -     34,612,312
                                                     -----------   ----------    ----------   ----------  ----------   ------------
CONTRIBUTIONS:
    Participants                                       3,602,661            -       493,539    1,242,366           -     17,077,439
    Employer                                           1,436,055            -       180,392      456,880           -      7,829,443
                                                     -----------   ----------    ----------   ----------  ----------   ------------
                     Total contributions               5,038,716            -       673,931    1,699,246           -     24,906,882
                                                     -----------   ----------    ----------   ----------  ----------   ------------
OTHER INCREASES (DECREASES):
    Loans to participants                             (1,152,556)           -      (108,209)    (131,860)  3,864,245              -
    Benefits paid to participants                     (1,664,349)    (110,846)      (64,914)    (241,198)   (518,589)    (9,829,768)
    Loan repayments                                      538,871            -        30,661       87,805  (2,302,990)             -
    Interfund transfers, net                             682,747            -       132,208   (1,610,906)          -              -
    Loan/ custodial servicing fees                        (1,106)     (19,998)       (1,106)         (65)          -        (59,825)
    Transfers to successor plans                         273,420            -        67,422      241,426      31,095      1,272,442
                                                      -----------  ----------    ----------   ----------  ----------   ------------
         Total other increases (decreases)
                                                      (1,322,973)    (130,844)       56,062   (1,654,798)  1,073,761     (8,617,151)
                                                      -----------  ----------    ----------   ----------  ----------   ------------
                     Net change                       15,499,222       39,032     1,106,511    1,034,552   1,073,761     50,902,043

NET ASSETS AVAILABLE FOR BENEFITS:
    Beginning of year                                 32,898,262    2,676,650     1,897,870    7,952,338   5,241,408    152,859,076
                                                      -----------  ----------    ----------   ----------  ----------   ------------
    End of year                                      $48,397,484   $2,715,682    $3,004,381   $8,986,890  $6,315,169   $203,761,119
                                                      ===========  ==========    ==========   ==========  ==========   ============

The accompanying notes to financial statements and schedules are an integral part of these statements.

                                                                    Schedule II
                                                                     Continued
                  USF EMPLOYEES' 401K RETIREMENT PLAN
 STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS BY FUND

             For the Years Ended December 31, 1998 and 1997



                                                                                               1997
                                                                     Retirement                                                 USF
                                                        Managed           Money     Blue Chip      Growth     Intermediate   Common
                                                         Income          Market        Growth     Company         Bond        Stock
                                                      Portfolio       Portfolio          Fund        Fund         Fund         Fund
INVESTMENT INCOME:
    Dividend and interest income                     $  255,778    $   933,478    $ 1,233,934  $ 3,527,163  $   838,736  $   80,683
    Net appreciation in fair value of investments
                                                          4,787         18,573      3,734,816    2,199,232      124,579     794,648
                                                     ----------    -----------    -----------  -----------  -----------  ----------
                     Total investment income            260,565        952,051      4,968,750    5,726,395      963,315     875,331
                                                     ----------    -----------    -----------  -----------  ----------   ----------
CONTRIBUTIONS:
    Participants                                        497,710      2,039,085      2,306,928    2,770,186      960,821     681,077
    Employer                                            209,438      1,741,766      1,026,932    1,222,003      493,031     367,798
                                                     ----------    -----------    -----------  -----------  -----------  ----------
                     Total contributions                707,148      3,780,851      3,333,860    3,992,189    1,453,852   1,048,875
                                                     ----------    -----------    -----------  -----------  -----------  ----------
OTHER INCREASES (DECREASES):
    Loans to participants                              (184,910)      (784,482)      (524,484)    (612,423)    (296,522)    (82,182)
    Benefits paid to participants                      (377,837)    (2,591,122)    (1,769,455)  (2,212,242)  (1,130,765)   (264,406)
    Loan repayments                                      64,474        275,530        306,911      478,500      150,025     124,215
    Interfund transfers, net                           (291,396)      (153,394)       806,842   (1,028,903)    (829,716)   (247,898)
    Loan/ custodial servicing fees                       (1,420)       (18,914)        (5,533)      (3,470)      (4,370)         (4)
    Transfers to successor plans                              -              -              -            -            -           -
                                                      ----------    -----------    -----------  -----------  ----------- ----------
                     Total other increases (decreases)
                                                       (791,089)    (3,272,382)    (1,185,719)  (3,378,538)  (2,111,348)   (470,275)
                                                     ----------    -----------    ----------   -----------   ----------- ----------
                     Net change                         176,624      1,460,520      7,116,891    6,340,046      305,819   1,453,931

NET ASSETS AVAILABLE FOR BENEFITS:
    Beginning of year                                 4,320,955     16,775,319     17,442,797   30,057,249   12,804,193   3,938,204
                                                     ----------    -----------    -----------  -----------  -----------  ----------
    End of year                                      $4,497,579    $18,235,839    $24,559,688  $36,397,295  $13,110,012  $5,392,135
                                                     ==========    ===========    ===========  ===========  ===========  ==========

The accompanying notes to financial statements and schedules are an integral part of these statements.

                                                                    Schedule II
                                                                     Continued
             USF EMPLOYEES' 401K RETIREMENT PLAN

  STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS BY FUND

            For the Years Ended December 31, 1998 and 1997

                                                                              1997
                                                                   MIP/
                                                 Fidelity         Real                    Equity
                                                 Magellan       Estate        Asset       Income          Loan
                                                     Fund         Fund      Manager         Fund          Fund               Total
INVESTMENT INCOME:
    Dividend and interest income              $ 2,141,392   $  138,625   $  157,611   $  428,239        $    -         $  9,735,639
    Net appreciation in fair value of
        investments                             4,518,805       61,541      127,648    1,225,417             -           12,810,046
                                              -----------   ----------   ----------   ----------    ----------         ------------
              Total investment income           6,660,197      200,166      285,259    1,653,656             -           22,545,685
                                              -----------   ----------   ----------   ----------    ----------         ------------
CONTRIBUTIONS
    Participants                                2,802,098            -      312,582      810,294             -           13,180,781
    Employer                                    1,270,722            -      121,776      296,716             -            6,750,182
                                              -----------   ----------   ----------   ----------    ----------         ------------
              Total contributions               4,072,820            -      434,358    1,107,010             -           19,930,963
                                              -----------   ----------   ----------   ----------    ----------         ------------
OTHER INCREASES (DECREASES):
    Loans to participants                        (966,211)           -      (44,679)     (85,980)    3,581,873                    -
    Benefits paid to participants              (1,484,065)    (112,762)     (55,207)    (829,522)     (397,135)         (11,224,518)
    Loan repayments                               477,840            -       27,822       77,157    (1,982,474)                   -
    Interfund transfers, net                     (600,354)           -      512,800    1,832,019             -                    -
    Loan/ custodial servicing fees                   (865)     (19,998)        (290)         (42)            -              (54,906)
    Transfers to successor plans                        -            -            -            -             -                    -
                                              -----------   ----------   ----------   ----------    ----------         ------------
              Total other increases (decreases)
                                               (2,573,655)    (132,760)     440,446      993,632     1,202,264          (11,279,424)
                                              -----------   ----------   ----------   ----------    ----------         ------------
              Net change                        8,159,362       67,406    1,160,063    3,754,298     1,202,264           31,197,224

NET ASSETS AVAILABLE FOR BENEFITS:
    Beginning of year                          24,738,900    2,609,244      737,807    4,198,040     4,039,144          121,661,852
                                              -----------   ----------   ----------   ----------    ----------         ------------
    End of year                               $32,898,262   $2,676,650   $1,897,870   $7,952,338    $5,241,408         $152,859,076
                                              ===========   ==========   ==========   ==========    ==========         ============

The accompanying notes to financial statements and schedules are an integral part of these statements.

                                                                   Schedule III
                       USF EMPLOYEES' 401K RETIREMENT PLAN


           ITEM 27(a)--SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                             As of December 31, 1998

          (Employer Identification Number 36-3790696, Plan Number 002)


                                                                                           Cost              Current
         Identity of Issuer                    Description of Investment                  Basis               Value
*Fidelity Institutional Retirement
    Services                          Managed Income Portfolio                              $7,220,369          $7,220,369
*Fidelity Institutional Retirement
    Services                          Retirement Money Market                               22,268,917          22,268,917
*Fidelity Institutional Retirement
    Services                          Blue Chip Fund                                        25,984,693          38,200,071
*Fidelity Institutional Retirement
    Services                          Growth Company Fund                                   33,636,490          46,526,666
*Fidelity Institutional Retirement
    Services                          Intermediate Bond Fund                                14,293,987          14,643,392
*USFreightways Corporation            USFreightways Corp. Common Stock
                                                                                             4,677,048           5,669,356
*Fidelity Institutional Retirement
    Services                          Fidelity Magellan Fund                                33,602,811          48,119,280
*Fidelity Institutional Retirement    MIP/Real Estate Fund--Real Estate
    Services                                                                                 1,834,881           1,342,636
*Fidelity Institutional Retirement
    Services                          Asset Manager                                          3,041,514           2,969,464
*Fidelity Institutional Retirement
    Services                          Equity Income Fund                                     7,701,972           8,902,961
                                      Participant loans                                      6,315,169           6,315,169
                                                                                          ------------        ------------
                                                                                          $160,577,851        $202,178,281
                                                                                          ============        ============



                               *Party in interest.



The accompanying notes to financial statements and schedules are an integral part of this schedule.

                                                                    Schedule IV
                       USF EMPLOYEES' 401K RETIREMENT PLAN


                 ITEM 27(d)--SCHEDULE OF REPORTABLE TRANSACTIONS

                      For the Year Ended December 31, 1998

          (Employer Identification Number 36-3790696, Plan Number 002)


                                                                                                                 Current        Net
                                                                        Purchase      Selling      Cost of      Value of    Gain or
       Identity of Party Involved      Description of Asset                Price        Price        Asset         Asset      (Loss)
*Fidelity Institutional Retirement
    Services                           Magellan Fund                 $10,615,255      $     -     $      -   $10,615,255      $    -
*Fidelity Institutional Retirement
    Services                           Magellan Fund                           -     4,664,131    3,770,427            -     893,704
*Fidelity Institutional Retirement
    Services                           Growth Company Fund            10,057,341             -            -   10,057,341           -
*Fidelity Institutional Retirement
    Services                           Growth Company Fund                     -     6,321,299    5,056,262            -   1,265,037
*Fidelity Institutional Retirement
    Services                           Blue Chip Growth Fund          10,281,828             -            -   10,281,828           -
*Fidelity Institutional Retirement
    Services                           Blue Chip Growth Fund                   -     4,169,946    3,210,105            -     959,841
*Fidelity Institutional Retirement
    Services                           Equity Income Fund              4,273,310             -            -    4,273,310           -
*Fidelity Institutional Retirement
    Services                           Equity Income Fund                      -     3,707,958    3,261,655             -    446,303
*Fidelity Institutional Retirement     Retirement Money Market Portfolio
    Services                                                          10,593,840             -            -   10,593,840           -
*Fidelity Institutional Retirement     Retirement Money Market Portfolio
    Services                                                                   -     6,156,550    6,156,550            -           -
                                                                     -----------   -----------  -----------   ----------- ----------
                                                                     $45,821,574   $25,019,884  $21,454,999  $45,821,574  $3,564,885
                                                                     ===========   ===========  ===========  ===========  ==========

                               *Party in interest.


The accompanying notes to financial statements and schedules are an integral part of this schedule.