Form 10-Q
period 1999-07-03
USFREIGHTWAYS CORP
filed 1999-08-03
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999, OR

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

As of July 26, 1999, 26,440,377 shares of common stock were outstanding.

                             PART I: FINANCIAL INFORMATION



Item 1.                           Financial Statements.

                                USFreightways Corporation
                             Condensed Consolidated Balance Sheets
                                Unaudited (Dollars in thousands)

                                                               July 3,          December 31,
                                                                 1999                  1998
- -----------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and deposits                                  $       27,609        $          5,548
     Accounts receivable, net                                  252,157                 218,942
     Other                                                      60,725                  55,359
                                                     -----------------     -------------------
          Total current assets                                 340,491                 279,849
                                                     -----------------     -------------------

Net property and equipment                                     584,840                 544,282
Net intangible assets                                          167,774                 140,201
Other assets                                                    11,404                  10,341
                                                     -----------------     -------------------
Total assets                                            $    1,104,509        $        974,673
                                                     -----------------     -------------------

Liabilities and Stockholders' Equity
Current liabilities:
     Current bank debt                                  $        1,992        $         10,660
     Notes payable                                             100,000                    -
     Accounts payable                                           82,272                  78,757
     Other current liabilities                                 179,429                 139,460
                                                     -----------------      ------------------
     Total current liabilities                                 363,693                 228,877
                                                     -----------------      ------------------
Long-term liabilities:
     Long-term bank debt                                         3,549                  51,096
     Notes payable                                             100,000                 100,000
     Other long-term liabilities                               135,759                 135,566
                                                      -----------------     ------------------
            Total long-term liabilities                        239,308                 286,662
                                                      -----------------     ------------------
Common stockholders' equity                                    501,508                 459,134
                                                      -----------------     ------------------
Total liabilities and stockholders' equity              $    1,104,509        $        974,673
                                                      -----------------     ------------------



                              USFreightways Corporation
                         Consolidated Statements of Income
             Unaudited (Dollars in thousands, except per-share amounts)

                                                  Three months ended                       Six months ended
                                        -------------------------------------        ----------------------------
                                                July 3,              July 4,         July 3,              July 4,
                                                  1999                  1998         1999                  1998
- -----------------------------------------------------------------------------        -----------------------------
Operating revenue
     LTL Trucking                         $    436,721       $       382,568    $    847,518       $       761,864
     TL Trucking                                10,579                  -             20,865                  -
     Logistics                                  48,695                30,835          89,717                59,574
     Freight Forwarding                         52,861                33,623         103,985                67,927
                                     -----------------      ----------------    ------------          ------------
Total operating revenue                   $    548,856      $        447,026    $  1,062,085       $       889,365

Operating expenses:
     LTL Trucking                              392,784               350,565         773,437               703,436
     TL Trucking                                 9,708                   -            19,309                   -
     Logistics                                  44,185                28,789          82,476                55,769
     Freight Forwarding                         51,324                32,763         100,998                66,443
     Corporate and other                         3,068                 2,461           5,847                 5,546
                                     -----------------       ----------------   ------------          ------------
Total operating expenses                       501,069               414,578         982,067               831,194
                                     -----------------       ----------------   ------------          ------------
Income from operations                          47,787                32,448          80,018                58,171
                                     -----------------       ----------------   ------------          ------------
Non-operating income (expense):
     Interest expense                           (3,483)               (2,026)         (6,295)               (4,134)
     Interest income                               361                   210             593                   443
     Other, net                                   (365)                  (49)           (341)                 (227)
                                      ----------------        ---------------   ------------           -----------
Total non-operating expense                     (3,487)               (1,865)         (6,043)               (3,918)
                                      ----------------        ---------------   ------------           -----------
Net income before income taxes                  44,300                30,583          73,975                54,253
Income tax expense                              18,029                12,539          30,196                22,480
                                      -----------------       ---------------   ------------           -----------
Net income                               $      26,271       $        18,044    $     43,779        $       31,773
                                      -----------------       ---------------   ------------           -----------

Average shares outstanding - basic          26,404,635            26,201,994      26,358,773            26,159,329
Average shares outstanding - diluted        27,428,613            26,607,779      27,231,669            26,568,959
Basic earnings per common share:         $        0.99       $          0.69    $       1.66         $        1.21
Diluted earnings per common share:       $        0.96       $          0.68    $       1.61         $        1.20
                                      -----------------     ------------------  ------------           -----------

                                 USFreightways Corporation
                         Condensed Consolidated Statements of Cash Flows
                                Unaudited (Dollars in thousands)

                                                                 Six months ended
                                                          ----------------------------
                                                        July 3,               July 4,
                                                          1999                  1998
- --------------------------------------------------------------------------------------
Cash flows from operating activities:

Net Income                                      $         43,779       $       31,773
Adjustments to net income:
    Depreciation and amortization                         45,822               39,277
    Other items affecting cash                            10,795               15,817
      from operating activities
                                                  --------------        -------------
Net cash provided by operating activities                100,396               86,867
                                                  --------------        -------------
Cash flows from investing activities:
  Capital expenditures                                   (82,990)             (79,982)
  Proceeds on sales                                        2,407                1,745
  Acquisitions                                           (38,600)              (1,500)
                                                  --------------        -------------
Net cash used in investing activities                   (119,183)             (79,737)
                                                  --------------        -------------
Cash flows from financing activities:
  Dividends paid                                          (4,910)              (4,873)
  Proceeds from sale of Notes                             98,452                  -
  Proceeds from sale of treasury stock                     3,521                4,000
  Proceeds from long-term debt                            30,000                  -
  Payments on long-term debt                             (75,274)              (5,000)
  Net change in short-term debt                          (10,941)                (500)
                                                  --------------        -------------
Net cash provided by (used in) financing activities       40,848               (6,373)
                                                  --------------        -------------
Net increase/(decrease) in cash and deposits              22,061                  757
                                                  --------------        -------------
Cash and deposits at beginning of period                   5,548                6,471
                                                  --------------        -------------
Cash and deposits at end of period             $          27,609        $       7,228
                                                  --------------        -------------



              Notes to Condensed Consolidated Financial Statements
                  (Dollars in thousands, except per share amounts)
                                (Unaudited)

1. General

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations are affected by the seasonal aspects of the regional LTL trucking business. Therefore, operating results for the three months ended July 3, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1998.

2. Earnings per share

     Basic earnings per share are calculated on income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated using earnings available to each share of common stock outstanding during the period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Unexercised stock options, calculated under the treasury stock method, is the only reconciling item between the Company's basic and diluted weighted earnings per share. The number of options included in the denominator, used to calculate diluted earnings per share are 1,023,978 and 405,785 for the second quarters of 1999 and 1998 respectively and 872,896 and 409,630 for year to date 1999 and 1998 respectively.

3. Acquisitions

   On March 2nd, USF Logisitics, the Company's logistics business unit acquired (for cash) all of the ownership interests of Processors Unlimited Company, Ltd. (Processors) a provider of reverse logistics services to the grocery and drug industries. Processors has annualized revenue of approximately $46 million and employs over 1,000 individuals at 46 locations throughout Canada and the United States.

     On April 12th, USF Red Star, one of the Company's regional LTL trucking companies, completed an asset purchase transaction (for cash)with CBL Trucking, a Mid-Atlantic and New England LTL Carrier.

     During the six months, USF Worldwide, the Company's freight forwarding business unit, acquired (for cash) the businesses of Scan Trans, Inc., Pace Transportation, Ltd.and Airgo, Inc. its former agents in the San Francisco, CA, Baltimore, MD and Seattle, WA areas respectively.

4. Long-Term Debt

     On May 5, 1999, the Company completed a $100 million Guaranteed Note offering due May 1, 2009. The Guaranteed Notes bear interest at 6 1/2% payable semi-annually on May 1 and November 1. The Guaranteed Notes are unsecured and rank equally with all of the Company's other unsecured senior indebtedness.

     The proceeds (after deducting the underwriting discount) from the sale of the Guaranteed Notes was approximately $98.5 million. The proceeds were used to reduce the unsecured lines of credit with the Company's various banks. Until the net proceeds are applied for specific purposes, the Company is investing them in marketable securities.

     The Guaranteed Notes are fully and unconditionally guaranteed, on a joint and several basis, on an unsecured senior basis, by all of the Company's direct and indirect domestic subsidiaries (the "Subsidiary Guarantors"). The Company is a holding company and during the period presented substantially all of the assets were the stock of the Subsidiary Guarantors, and substantially all of the operations were conducted by the Subsidiary Guarantors. Accordingly, the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors were substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Management of the Company believes that separate financial statements of, and other disclosures with respect to, the Subsidiary Guarantors are not meaningful or material to investors.


5.  Subsequent event

     On August 2, 1999, USF Glen Moore, the Company's truckload subsidiary, acquired (for cash) Underwood Trucking Inc. an Indiana-based truckload carrier.











6.  Segment Reporting                                   Three Months Ended                   Six Months Ended
                                                     July 3,         July 4,               July 3,         July 4,
                                                       1999             1998                 1999            1998
- -------------------------------------------------------------------------------      ----------------------------
Revenue
   LTL Group:
      USF Holland                             $     226,830    $     196,152         $     446,780    $     393,647
      USF Reddaway                                   61,136           53,263               116,271          104,704
      USF Red Star                                   61,861           53,591               115,635          104,264
      USF Dugan                                      49,606           45,451                96,703           90,997
      USF Bestway                                    37,288           34,111                72,129           68,252
- -------------------------------------------------------------------------------      ------------------------------
         Sub total LTL Group                        436,721          382,568               847,518          761,864
   Truckload - Glen Moore                            10,579             -                   20,865              -
   Logistics subsidiaries                            48,695           30,835                89,717           59,574
   Freight forwarding                                52,861           33,623               103,985           67,927
   Corporate and other                                 -                 -                     -               -
- -------------------------------------------------------------------------------      ------------------------------
Total Revenue                                  $    548,856    $     447,026         $   1,062,085    $     889,365

Income From Operations
   LTL Group:
      USF Holland                              $     27,350    $      19,930         $      48,608    $      37,329
      USF Reddaway                                    7,275            4,877                10,779            8,005
      USF Red Star                                    1,905            1,115                 2,210            1,299
      USF Dugan                                       2,814            2,136                 4,001            3,528
      USF Bestway                                     4,593            3,945                 8,483            8,267
- -------------------------------------------------------------------------------      ------------------------------
         Sub total LTL Group                         43,937           32,003                74,081           58,428
   Truckload - Glen Moore                               871             -                    1,556              -
   Logistics subsidiaries                             4,510            2,046                 7,241            3,805
   Freight forwarding                                 1,537              860                 2,987            1,484
   Corporate and other                               (1,404)          (1,391)               (2,821)          (3,531)
   Amortization of intangibles                       (1,664)          (1,070)               (3,026)          (2,015)
- -------------------------------------------------------------------------------      ------------------------------
Total Income from Operations                    $    47,787     $     32,448         $      80,018     $     58,171
- -------------------------------------------------------------------------------      ------------------------------

Item 2. Management's Discussion and Analysis of Financial Conditions and
                  Results of Operations.

                          Results of Operations

     USFreightways Corporation ("the Company") reported net income for the thirteen weeks ended July 3, 1999 of $26,271,000, a 46% increase over the $18,044,000 which was reported for the thirteen weeks which ended July 4, 1998. This is the twelfth consecutive quarter that earnings have increased over the same quarter of the previous year. There were 64 working days in the current year's quarter compared to 62 for the same quarter of last year, which included both the July 4th and Good Friday holidays.

     Net income per share for the current year's quarter was equivalent to 96 cents diluted earnings per share, a 41% increase compared to the 68 cents diluted earnings per share for the same quarter of 1998.

     Revenue for the 1999 quarter increased by 22.8% to $548,856,000 from $447,026,000 for the second quarter of 1998. Golden Eagle, Glen Moore and Processors which were acquired since the second quarter of 1998, contributed revenue of $37,726,000 in the current year's quarter.

     Less-than-truckload (LTL) revenue for the current quarter at the regional trucking subsidiaries, on equivalent working days, increased 10.7% over the 1998 second quarter, LTL shipments increased 7.7% and LTL tonnage increased 8.9%. LTL revenue per shipment increased from $106.18 to $109.08 and the weight per shipment increased from 1,138.1 pounds to 1,150.5 pounds. Year to date revenue increased by 11.2% to $847,518,000 from $761,864,000 last year.

     Operating earnings in the current year's quarter, for regional trucking increased 37% to $43,937,000 compared to $32,003,000 for the same period of 1998. Each of the regional subsidiaries operating ratios improved. Led by USF Holland, USF Bestway and USF Reddaway, the operating ratio for the LTL group improved to 89.9 from 91.6 last year, the first time in the Company's history the regional trucking group has operated below a 90.0 operating ratio. Improvements in the quarter's costs occurred in Labor, Depreciation, Terminal rents and Other operating expenses. Year to date operating earnings increased by 26.8% to $74,081,000 from $58,428,000 last year.

     Glen Moore Trucking, the Company's truckload carrier that was acquired on August 31, 1998, contributed revenue of $10.6 million and operated at 91.8 for the quarter.

     Revenue in the Logistics group increased by 57.9% to $48.7 million in the current quarter from $30.8 million in the prior year. Processors, acquired on March 2, contributed revenue of $11.7 million while other existing logistics' contracts increased revenue by $2.8 million over the prior year's quarter. The logistics segment's distribution business unit increased revenue by $3.4 million of which its Moore & Son acquisition (Oct. 15, 1998) contributed $1.5 million, while other distribution centers increased revenue by $1.9 million. Year to date revenue increased by 50.6% to $89,717,000 from $59,574,000 last year.

     Earnings in the Logistics group increased 120% over the prior year's quarter to $4.5 million from $2.0 million due to earnings from PUC, Moore & Son and higher profits from existing customers' business. Year to date earnings increased by 90.3% to $7,241,000 from $3,805,000 last year.

     Revenue in the Freight Forwarding group increased 57.2% to $52.9 million from $33.6 million in the prior year's quarter due in large part to $15.5 million in revenue contributed from the group's recent Golden Eagle acquisition (Nov. 12, 1998). Year to date revenue increased by 53.1% to $103,985,000 from $67,927,000 last year. The group's profits improved by 78.7% to $1.5 million from $0.9 million the prior year's quarter. Year to date profits improved by 101% to $2,987,000 from $1,484,000 last year.

     During the second quarter, USF Worldwide, the Company's freight forwarding business unit, acquired (for cash) the businesses of Scan Trans, Inc. and Pace Transportation, Ltd. its former agents in the San Francisco, CA and Baltimore, MD areas respectively. These acquisitions had no material effect on revenue or profits for the quarter.

     On April 12th, USF Red Star, the Company's Northeastern LTL regional subsidiary, completed an asset purchase transaction (for cash) with CBL Trucking, a Mid-Atlantic and New England LTL Carrier. Incremental revenue of $6 million was contributed during the quarter since the transaction closed.

                    Liquidity and Capital Resources

     Cash flows from operating activities contributed $100.4 million during the six months compared to $86.9 million during the same period last year.

     Net capital expenditures for the 1999 six months amounted to approximately $119 million including $53.4 million for revenue equipment, $18.8 million for terminal facilities, $38.6 million for the acquisitions of Processors, CBL, and three freight forwarding companies and the balance for other capital items. Last year for the same period, net capital expenditures amounted to approximately
79.8 million, including $46.1 million for revenue equipment, $24.3 million for terminal facilities and the balance for other capital items and a small acquisition.

     On May 5, 1999, the Company completed a $100 million offering of Guaranteed Notes due May 1, 2009 with a coupon rate of 6.50% and at a spread of 140 basis points above the 10-year Treasury notes.

     Net proceeds from the sale were used to reduce the unsecured lines of credit that the Company had with various banks. Until the net proceeds are applied for specific purposes, the Company may invest them in marketable securities. At July 3, 1999, the Company had approximately $19.5 million on deposit in marketable securities.

     A dividend of 9 1/3 cents per share equivalent to $2.5 million was paid on July 9, 1999 to shareholders of record on June 25, 1999.

                                 Market Risk

     The Company is exposed to the impact of interest rate changes. The Company's exposure to changes in interest rates is limited to borrowings under a line of credit agreement which has variable interest rates tied to the LIBOR rate. The weighted average annual interest rates on borrowings under this credit agreement were approximately 5.3% in the first six months of 1999. In addition, the Company has $100 million of unsecured notes with a 6 5/8% fixed annual interest rate and $100 million of unsecured notes with a 6 1/2% fixed annual interest rate at July 3, 1999. The Company estimates that the carrying value of the notes approximated its market value at July 3, 1999. The Company has no hedging instruments. From time to time, the Company invests excess cash in overnight money market accounts.

                                   Year 2000

     The Company has been and continues to address the universal situation commonly referred to as the "Year 2000 Problem". The "Year 2000 Problem" is related to the inability of certain computer systems, software and embedded technologies to properly recognize and process date-related information surrounding the Year 2000.

     In 1996, the Company initiated a comprehensive review of its computerized Information Technology (IT) and non-information technology systems to identify systems that could be affected by the Year 2000 problems and has implemented a plan to resolve the identified issues. The Year 2000 issues were analyzed by identifying and assessing all systems, software and embedded technologies and business partners with internal business critical systems given a higher priority. The Company defines a system as business critical if a failure would cause a significant service disruption or could cause a material adverse effect on the Company's operations or financial results. As of June 30, 1999, the Company has remediated and tested 99%of its business critical systems and 97% of all systems. In the opinion of management, the remainder of the business critical systems will have little or no effect on the Company's ability to service the majority of its customers. The business critical systems have been unit tested by IT staff members and many have been evaluated using a detailed Year 2000 test plan. Further testing and verification on the systems will continue throughout 1999. The Company has established an internal Year 2000 audit team to audit the process and results of the Year 2000 efforts of the Company's subsidiaries. The Company has expended approximately $1.5 million as of June 30, 1999 to ensure Year 2000 compliance. The total cost to ensure Year 2000 compliance is estimated to be approximately $2 million. The cost estimate is based on the Company's structure and those subsidiaries it owns at the present time. The acquisition of any additional operating entity may significantly impact the total cost as it has been estimated.

     The Company expects to have contingency plans developed for business critical systems by September 30, 1999. The contingency plans have been tested or will be tested for plan completeness and accuracy. Should there be any disruptions of business critical systems or critical business partners, the Company expects to be able to continue its operations through telephonic and facsimile communications. Therefore, some contingency plans may require additional labor that may impact the Company's operating costs.

     The Company has been contacting business partners whose Year 2000 non-compliance could adversely affect the Company's operations, employees, or customers. As a provider of transportation and logistics services, the Company's operations are dependent on telecommunication, financial and utility services provided by several entities. The Company is unaware of any of these entities or of any significant supplier not being Year 2000 compliant. The Company believes the most likely worst case scenario would be the failure of a material business partner to be Year 2000 compliant. Therefore, the Company will continue to work with and monitor the progress of its partners and formulate a contingency plan when the Company does not believe any business partner will be compliant.

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

          On April 19, 1996, Steven Mark Whitworth ("Plaintiff") a former employee of USF Bestway Inc., a subsidiary of the Company ("USF Bestway"), brought suit against USF Bestway and one of its employees, alleging claims of fraud and promissory estoppel arising from Plaintiff's previous employment as a driver with USF Bestway. On or about October 2, 1996, Plaintiff amended his petition and added claims of wrongful discharge and conspiracy to wrongfully discharge.

          On October 7, 1996, Plaintiff moved for summary judgment, claiming that he was entitled to a judgment of $3,500,000 in actual damages and $1,750,000 in attorney fees based on (i) the USF Bestway's alleged untimely responses to Plaintiff's requests for admissions and (ii) the USF Bestway's alleged failure to comply with the requirements of Texas law concerning the signature of pleadings by counsel in connection with the responses to Plaintiff's requests for admissions. Following a hearing on November 1, 1996, the trial court granted Plaintiff's motion for summary judgment and entered judgment in favor of Plaintiff and against USF Bestway, for $3,500,000 in actual damages $1,750,000 in attorneys' fees together with court costs and interest.

          On November 27, 1996, USF Bestway moved for reconsideration of the judgment and for a new trial. At a January 7, 1997 hearing on this motion, the trial court denied the motion for reconsideration and for new trial, but ruled that the responses to the Plaintiff's requests for admissions were timely. USF Bestway has posted a superedeas bond to prevent enforcement of the judgment pending appeal and perfected its appeal to the Dallas Court of Appeals, Fifth District, Texas.

          On June 10, 1999, the Court of Appeals, Fifth District Texas, issued an opinion reversing the trial court's grant of summary judgment in favor of the plaintiff, and remanding the case back to the trial court for a new trial on the merits.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

            (a) On April 30, 1999, the annual meeting of stockholders of USFreightways Corporation was held pursuant to notice.

            (b)     N/A

            (c)     Election of Directors
                    Morley Koffman      FOR:      22,098,178
                                        WITHHOLD:    291,442

                    Anthony J. Paoni    FOR:      22,099,669
                                        WITHHOLD:    289,951

                    John W. Puth        FOR:      22,099,582
                                        WITHHOLD:    290,038

             (c)(2) Amendment to the Long-Term Incentive Plan

                    FOR:           11,342,905
                    AGAINST:        8,170,194
                    ABSTENTIONS:      960,511

             (d)    N/A

Item 6.     Exhibits and Reports on Form 8-K.

            (a)      Exhibits

                    1.       Exhibit 27-Financial Data Schedule.

            (b)     Current Reports on Form 8-K were filed:
                    1. A current report on Form 8-K was filed on May 11, 1999 and June 17, 1999.
















                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated the 27th day of July, 1999.



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