Form 10-Q
period 1999-10-02
USFREIGHTWAYS CORP
filed 1999-11-09
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999, OR

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

As of October 26, 1999, 26,481,431 shares of common stock were outstanding.

                             PART I: FINANCIAL INFORMATION



Item 1.                           Financial Statements.

                                USFreightways Corporation
                             Condensed Consolidated Balance Sheets
                                Unaudited (Dollars in thousands)

                                                            October 2,          December 31,
                                                                 1999                  1998
-----------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and deposits                                  $        6,283        $          5,548
     Accounts receivable, net                                  284,654                 218,942
     Other                                                      61,581                  55,359
                                                     -----------------     -------------------
          Total current assets                                 352,518                 279,849
                                                     -----------------     -------------------

Net property and equipment                                     622,043                 544,282
Net intangible assets                                          173,883                 140,201
Other assets                                                    12,591                  10,341
                                                     -----------------     -------------------
Total assets                                            $    1,161,035        $        974,673
                                                     -----------------     -------------------

Liabilities and Stockholders' Equity
Current liabilities:
     Current bank debt                                  $       16,240        $         10,660
     Notes payable                                             100,000                    -
     Accounts payable                                           83,043                  78,757
     Other current liabilities                                 188,337                 139,460
                                                     -----------------      ------------------
     Total current liabilities                                 387,620                 228,877
                                                     -----------------      ------------------
Long-term liabilities:
     Long-term bank debt                                         3,394                  51,096
     Notes payable                                             100,000                 100,000
     Other long-term liabilities                               140,159                 135,566
                                                      -----------------     ------------------
            Total long-term liabilities                        243,553                 286,662
                                                      -----------------     ------------------
Common stockholders' equity                                    529,862                 459,134
                                                      -----------------     ------------------
Total liabilities and stockholders' equity              $    1,161,035        $        974,673
                                                      -----------------     ------------------



                              USFreightways Corporation
                         Consolidated Statements of Income
             Unaudited (Dollars in thousands, except per-share amounts)

                                                  Three months ended                      Nine months ended
                                        -------------------------------------        ----------------------------
                                             October 2,            October 3,     October 2,            October 3,
                                                  1999                  1998           1999                  1998
-----------------------------------------------------------------------------        -----------------------------
Operating revenue
     LTL Trucking                         $    448,710       $       396,918    $  1,296,228       $     1,158,782
     TL Trucking                                12,338                 3,468          33,203                 3,468
     Logistics                                  53,410                33,122         143,127                92,696
     Freight Forwarding                         57,488                35,841         161,473               103,768
                                     -----------------      ----------------    ------------          ------------
Total operating revenue                   $    571,946      $        469,349    $  1,634,031       $     1,358,714

Operating expenses:
     LTL Trucking                              401,249               361,901       1,174,686             1,065,337
     TL Trucking                                11,267                 3,110          30,576                 3,110
     Logistics                                  48,605                31,077         131,081                86,846
     Freight Forwarding                         55,177                34,634         156,175               101,077
     Corporate and other                         2,344                 3,776           8,191                 9,322
                                     -----------------       ----------------   ------------          ------------
Total operating expenses                       518,642               434,498       1,500,709             1,265,692
                                     -----------------       ----------------   ------------          ------------
Income from operations                          53,304                34,851         133,322                93,022
                                     -----------------       ----------------   ------------          ------------
Non-operating income (expense):
     Interest expense                           (3,706)               (2,109)        (10,001)               (6,243)
     Interest income                               372                   191             965                   634
     Other, net                                      -                   125            (341)                 (102)
                                      ----------------        ---------------   ------------           -----------
Total non-operating expense                     (3,334)               (1,793)         (9,377)               (5,711)
                                      ----------------        ---------------   ------------           -----------
Net income before income taxes                  49,970                33,058         123,945                87,311
Income tax expense                              20,247                13,554          50,443                36,034
                                      -----------------       ---------------   ------------           -----------
Net income                               $      29,723       $        19,504    $     73,502        $       51,277
                                      -----------------       ---------------   ------------           -----------

Average shares outstanding - basic          26,462,497            26,244,706      26,393,085            26,187,788
Average shares outstanding - diluted        27,810,822            26,413,506      27,397,204            26,467,601
Basic earnings per common share:         $        1.12       $          0.74    $       2.78         $        1.96
Diluted earnings per common share:       $        1.07       $          0.74    $       2.68         $        1.94
                                      -----------------     ------------------  ------------           -----------

                                 USFreightways Corporation
                         Condensed Consolidated Statements of Cash Flows
                                Unaudited (Dollars in thousands)

                                                                Nine months ended
                                                          ----------------------------
                                                     October 2,            October 3,
                                                          1999                  1998
--------------------------------------------------------------------------------------
Cash flows from operating activities:

Net Income                                      $         73,502       $       51,277
Adjustments to net income:
    Depreciation and amortization                         70,161               59,846
    Other items affecting cash                           (10,856)               4,258
      from operating activities
                                                  --------------        -------------
Net cash provided by operating activities                132,807              115,381
                                                  --------------        -------------
Cash flows from investing activities:
  Capital expenditures                                  (140,134)            (119,715)
  Proceeds on sales                                        3,864                5,424
  Acquisitions                                           (49,377)              (7,625)
                                                  --------------        -------------
Net cash used in investing activities                   (185,647)            (121,916)
                                                  --------------        -------------
Cash flows from financing activities:
  Dividends paid                                          (7,378)              (7,321)
  Proceeds from sale of Notes                             98,452                  -
  Proceeds from sale of treasury stock                     4,623                4,662
  Proceeds from long-term bank debt                       30,206               20,000
  Payments on long-term bank debt                        (77,908)             (14,274)
  Net change in short-term bank debt                       5,580                4,569
                                                  --------------        -------------
Net cash provided by (used in) financing activities       53,575                7,636
                                                  --------------        -------------
Net increase/(decrease) in cash and deposits                 735                1,101
                                                  --------------        -------------
Cash and deposits at beginning of period                   5,548                6,471
                                                  --------------        -------------
Cash and deposits at end of period             $           6,283        $       7,572
                                                  --------------        -------------



              Notes to Condensed Consolidated Financial Statements
                  (Dollars in thousands, except per share amounts)
                                (Unaudited)

1. General

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations are affected by the seasonal aspects of the regional LTL trucking business. Therefore, operating results for the three months ended October 2, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1998.

2. Earnings per share

     Basic earnings per share are calculated on income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated using earnings available to each share of common stock outstanding during the period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Unexercised stock options, calculated under the treasury stock method, is the only reconciling item between the Company's basic and diluted weighted earnings per share. The number of options included in the denominator, used to calculate diluted earnings per share are 1,348,325 and 168,800 for the third quarters of 1999 and 1998 respectively and 1,004,119 and 279,813 for year to date 1999 and 1998 respectively.

3. Acquisitions

   On March 2nd, USF Logisitics, the Company's logistics business unit acquired (for cash) all of the ownership interests of Processors Unlimited Company, Ltd. (Processors) a provider of reverse logistics services to the grocery and drug industries. Processors has annualized revenue of approximately $46 million and employs over 1,000 individuals at 48 locations throughout Canada and the United States.

     On April 12th, USF Red Star, one of the Company's regional LTL trucking companies, completed an asset purchase transaction (for cash)with CBL Trucking, a Mid-Atlantic and New England LTL Carrier.

     During the nine months, USF Worldwide, the Company's freight forwarding business unit, acquired (for cash) the businesses of Scan Trans, Inc.(its former agent in San Francisco, CA), Pace Transportation, Ltd. (its former agent in Baltimore, MD), and Airgo Freight, Inc. (its former agent in Seattle, WA). USF Worldwide acquired (for cash) Best Ways Air Cargo Inc. (a Puerto Rican air freight forwarder). USF Worldwide also acquired (for cash) the assets of CaroTrans' Puerto Rican NVOCC business unit (a provider of less-than-container load and full container load ocean services) and Gulf International Freight (a Houston based air freight forwarder).

     On August 2, Glen Moore Transport, the Company's truckload carrier, acquired (for cash) Underwood Trucking, Inc. an Indiana based truckload carrier. Underwood provides truckload services primarily in the central states.

     On July 31, USF Distribution Services, a logistics subsidiary of the Company, acquired (for cash) Special Dispactch of Dallas, Inc. Special Dispatch offers overnight distribution and consolidation services to north central and western Texas.


4. Long-Term Debt

     On May 5, 1999, the Company completed a $100 million Guaranteed Note offering due May 1, 2009. The Guaranteed Notes bear interest at 6 1/2% payable semi-annually on May 1 and November 1. The Guaranteed Notes are unsecured and rank equally with all of the Company's other unsecured senior indebtedness.

     The proceeds (after deducting the underwriting discount) from the sale of the Guaranteed Notes was approximately $98.5 million. The proceeds were used to reduce the unsecured lines of credit with the Company's various banks. Until the net proceeds were applied for specific purposes, the Company was investing them in marketable securities.

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


5.  Subsequent events

     On October 18, the Company announced the start up of USF eLogistics, a new business unit capable of fulfilling the logistics needs of the growing online business to consumer marketplace.

     On October 18, the Company's freight forwarding subsidiary, USF Worldwide, announced that as a result of GeoLogistics, a domestic and international freight forwarder competitor, exiting the domestic market USF Worldwide hired former GeoLogistics professionals and opened a new office in Tulsa OK and increased the capacity of operations in Kansas City, MO, Milwaukee, WI, Indianapolis, IN Salt Lake City, UT, Minneapolis, MN and Baltimore, MD.


     On October 20, the Company's freight forwarding subsidiary, USF Worldwide, announced the formation of USF Asia Group, a joint venture with Asia Challenge Ltd. Peter T. C. Chow, a shareholder of Asia Challenge Ltd., will be the President and CEO of USF Asia Group. USF Asia Group is headquartered in Hong Kong and has four other locations in Asia. USF Asia Group will provide transportation solutions for the Asian market.


6.  Segment Reporting                                   Three Months Ended                  Nine Months Ended
                                                  October 2,       October 3,           October 2,      October 3,
                                                       1999             1998                 1999            1998
-------------------------------------------------------------------------------      ----------------------------
Revenue
   LTL Group:
      USF Holland                             $     231,620    $     202,259         $     678,400    $     595,906
      USF Reddaway                                   63,768           57,147               180,039          161,851
      USF Red Star                                   66,610           55,264               182,245          159,528
      USF Dugan                                      49,035           47,032               145,738          138,029
      USF Bestway                                    37,677           35,216               109,806          103,468
-------------------------------------------------------------------------------      ------------------------------
         Sub total LTL Group                        448,710          396,918             1,296,228        1,158,782
   Truckload - Glen Moore                            12,338            3,468                33,203            3,468
   Logistics subsidiaries                            53,410           33,122               143,127           92,696
   Freight forwarding                                57,488           35,841               161,473          103,768
   Corporate and other                                 -                 -                     -               -
-------------------------------------------------------------------------------      ------------------------------
Total Revenue                                  $    571,946    $     469,349         $   1,634,031    $   1,358,714

Income From Operations
   LTL Group:
      USF Holland                              $     29,792    $      21,972         $      78,400    $      59,301
      USF Reddaway                                    8,268            6,042                19,047           14,047
      USF Red Star                                    2,781            1,199                 4,991            2,498
      USF Dugan                                       2,338            1,906                 6,339            5,434
      USF Bestway                                     4,282            3,898                12,765           12,165
-------------------------------------------------------------------------------      ------------------------------
         Sub total LTL Group                         47,461           35,017               121,542           93,445
   Truckload - Glen Moore                             1,071              358                 2,627              358
   Logistics subsidiaries                             4,805            2,045                12,046            5,850
   Freight forwarding                                 2,311            1,207                 5,298            2,691
   Corporate and other                                 (620)          (2,712)               (3,441)          (6,243)
   Amortization of intangibles                       (1,724)          (1,064)               (4,750)          (3,079)
-------------------------------------------------------------------------------      ------------------------------
Total Income from Operations                    $    53,304     $     34,851         $     133,322     $     93,022
-------------------------------------------------------------------------------      ------------------------------

Item 2. Management's Discussion and Analysis of Financial Conditions and
                  Results of Operations.

                          Results of Operations

     USFreightways Corporation ("the Company") reported net income for the thirteen weeks ended October 2, 1999 of $29.7 million, a 52% increase over the $19.5 million which was reported for the thirteen weeks which ended October 3, 1998. There were 63 working days in the current year's quarter (excluding July 4th and Labor Day) compared to 64 for the same quarter of last year, which included only the Labor Day holiday.

     Net income per share for the current year's quarter was equivalent to $1.07 diluted earnings per share, a 45% increase compared to the 74 cents diluted earnings per share for the same quarter of 1998.

     Revenue for the 1999 quarter increased by 21.9% to $571.9 million from $469.3 million for the third quarter of 1998. Golden Eagle and Processors which were acquired since the third quarter of 1998, contributed revenue of $28.4 million in the current year's quarter.

     Less-than-truckload (LTL) revenue for the current quarter at the regional trucking subsidiaries, on equivalent working days, increased 14.6% over the 1998 second quarter, LTL shipments increased 10.8% and LTL tonnage increased 11.5%. LTL revenue per shipment increased from $105.86 to $109.47 and the weight per shipment increased from 1,137.0 pounds to 1,143.9 pounds. In late July, Preston Trucking ceased operations. The Company estimates that its USF Holland and USF Red Star subsidiaries obtained approximately $10 million in revenue during the quarter as a result of this closure. Year to date revenue increased by 12.0% to $1,189.3 million from $1,061.9 million last year.

     Operating income in the current year's quarter, for regional trucking increased 35.5% to $47.5 million compared to $35.0 million for the same period of 1998. Each of the regional subsidiaries operating ratios improved. Led by USF Holland, USF Bestway and USF Reddaway, the operating ratio for the LTL group improved to 89.4 from 91.2 last year, the second time in the Company's history the regional trucking group has operated below a 90.0 operating ratio during a quarter. Improvements in the quarter's costs occurred in labor, workers' compensation, terminal rents and other operating expenses. While fuel prices are up over the same quarter last year, the regional trucking companies have implemented fuel surcharges that have offset these higher costs. Year to date operating income increased by 30.1% to $121.5 million from $93.4 million last year.

     Glen Moore Trucking, the Company's truckload carrier that was acquired on August 31, 1998, contributed revenue of $12.3 million and operated at 91.3 for the current quarter compared to revenue of $3.5 million and an operating ratio of 89.7 in last year's quarter. Higher labor and fuel costs in the current quarter, compared to last year's quarter, contributed to the higher operating ratio.

     Revenue in the logistics group increased by 61.2% to $53.4 million in the current quarter from $33.1 million in the prior year. Processors, acquired on March 2, contributed revenue of $11.8 million while other existing logistics' contracts increased revenue by $3.8 million over the prior year's quarter. USF Distribution Services increased revenue by $4.6 million of which its Moore & Son acquisition (Oct. 15, 1998) contributed $1.6 million, the new Dallas center contributed $1.3 million while other distribution centers increased revenue by $1.7 million. Year to date revenue for the logistics group increased by 54.4% to $143.1 million from $92.7 million last year.

     Earnings in the logistics group increased 135% over the prior year's quarter to $4.8 million from $2.0 million due to earnings from Processors, Moore & Son, Special Dispatch and higher profits from existing customers' business. Year to date earnings increased by 105.9% to $12.0 million from $5.8 million last year.

     Revenue in the Freight Forwarding group increased 60.4% to $57.5 million from $35.8 million in the prior year's quarter due in large part to $16.5 million in revenue contributed from the group's recent Golden Eagle acquisition (Nov. 12, 1998). Year to date revenue increased by 55.6% to $161.5 million from $103.8 million last year. The group's profits improved by 91.5% to $2.3 million from $1.2 million the prior year's quarter. Year to date profits improved by 96.9% to $5.3 million from $2.7 million last year.

     During the third quarter, USF Worldwide, the Company's freight forwarding business unit, acquired (for cash) Best Ways Air Cargo, the assets of Gulf International Freight and the assets of Caro-Trans' NVOCC Puerto Rican unit.These acquisitions contributed approximately $1.9 million in revenue during the quarter.

     On August 2, Glen Moore Transport, the Company's truckload carrier, acquired (for cash) Underwood Trucking, Inc. an Indiana based truckoad carrier. Underwood provides truckload services primarily in the central states and contributed approximately $0.8 million in revenue during the quarter.

     On July 31, USF Distribution Services acquired (for cash) Special Dispactch of Dallas, Inc. Special Dispatch offers overnight distribution and consolidation services to north central and western Texas. Special Dispatch contributed approximately $1.3 million in revenue during the quarter.

                    Liquidity and Capital Resources

     Cash flows from operating activities contributed $132.8 million during the nine months compared to $115.4 million during the same period last year.

     Net capital expenditures for the 1999 nine months amounted to approximately $186 million including $84.8 million for revenue equipment, $36.8 million for terminal facilities, $49.4 million for the acquisitions of Processors, CBL, six freight forwarding companies, one truckload company, one distribution center and the balance for other capital items. Last year for the same period, net capital expenditures amounted to approximately $121.9 million, including $67.3 million for revenue equipment, $36.6 million for terminal facilities and the balance for other capital items and two acquisitions - a truckload carrier (Glen Moore) and a small LTL acquisition in the Northeast - Vallerie's Transportation Services, Inc.

     On May 5, 1999, the Company completed a $100 million offering of Guaranteed Notes due May 1, 2009 with a coupon rate of 6.50% and at a spread of 140 basis points above the 10-year Treasury notes.

     Net proceeds from the sale were used to reduce the unsecured lines of credit that the Company had with various banks. Until any remaining net proceeds were applied for specific purposes, the Company invested them in marketable securities. At October 2, 1999, the Company had applied all remaining net proceeds and had no deposits in marketable securities.

     A dividend of 9 1/3 cents per share equivalent to $2.5 million was paid on October 8, 1999 to shareholders of record on September 24, 1999.

                                 Market Risk

     The Company is exposed to the impact of interest rate changes. The Company's exposure to changes in interest rates is limited to borrowings under a line of credit agreement which has variable interest rates tied to the LIBOR rate. The weighted average annual interest rates on borrowings under this credit agreement were approximately 5.3% in the first nine months of 1999. In addition, the Company has $100 million of unsecured notes with a 6 5/8% fixed annual interest rate and $100 million of unsecured notes with a 6 1/2% fixed annual interest rate at October 2, 1999. The Company estimates that the carrying value of the notes approximated its market value at October 2, 1999. The Company has no hedging instruments. From time to time, the Company invests excess cash in overnight money market accounts.

                                   Year 2000

     The Company has been and continues to address the universal situation commonly referred to as the "Year 2000 Problem". The "Year 2000 Problem" is related to the inability of certain computer systems, software and embedded technologies to properly recognize and process date-related information surrounding the Year 2000.

     In 1996, the Company initiated a comprehensive review of its computerized Information Technology (IT) and non-information technology systems to identify systems that could be affected by the Year 2000 problems and has implemented a plan to resolve the identified issues. The Year 2000 issues were analyzed by identifying and assessing all systems, software and embedded technologies and business partners, with internal business critical systems, given a higher priority. The Company defines a system as business critical if a failure would cause a significant service disruption or could cause a material adverse effect on the Company's operations or financial results. As of October 2, 1999, the Company has completed remediation and testing of its business critical systems and believes its own computerized information technology systems are ready for the Year 2000. The business critical systems have been unit tested by IT staff members and many have been evaluated using a detailed Year 2000 test plan. Further testing and verification on the systems will continue throughout the remainder of 1999. The Company has established an internal Year 2000 audit team to audit the process and results of the Year 2000 efforts of the Company's subsidiaries. The Company has expended approximately $1.6 million as of October 2, 1999 to ensure Year 2000 compliance. The total cost to ensure Year 2000 compliance is estimated to be approximately $2 million. The cost estimate is based on the Company's structure and those subsidiaries it owns at the present time. The acquisition of any additional operating entity may significantly impact the total cost as it has been estimated.

     The Company has been contacting business partners whose Year 2000 non-compliance could adversely affect the Company's operations, employees, or customers. As a provider of transportation and logistics services, the Company's operations are dependent on telecommunication, financial and utility services provided by a number of entities. The Company is unaware of any of these entities or of any significant supplier not being Year 2000 compliant. In spite of this, the Company believes the most likely worst case scenario would be the failure of a material business partner to be Year 2000 compliant. Contingency plans have been formulated to allow the Company to continue to operate smoothly in the event of this occurrence. Certain contingency plans, if required to be brought into effect, may result in additional labor costs to be incurred which might have an impact on the Company's operating costs.

     The Company's assessment of its Year 2000 issues involves some assumptions. These assumptions revolved primarily around the Year 2000 representation from third parties with which the Company has business relationships, and where the Company has not been able to independently verify these representations.




                           Forward Looking Statement

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

Item 6.     Exhibits and Reports on Form 8-K.

            (a)      Exhibits

                    1.       Exhibit 27-Financial Data Schedule.

            (b)     Current Reports on Form 8-K were filed:
                    1. No current reports on Form 8-K were filed during quarter.
















                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated the 27th day of October, 1999.



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