Form 10-K
period 1999-12-31
USFREIGHTWAYS CORP
filed 2000-03-20
CIK 881791

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                    Form 10-K

(Mark One)

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO ______________.



         Commission file number             0-19791

                            USFREIGHTWAYS CORPORATION

             (Exact name of registrant as specified in its charter)

      Delaware                            36-3790696

(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

8550 W. Bryn Mawr Ave., Ste. 700, Chicago, Il.         60631
(Address of principal executive offices)            (Zip Code)


(Registrant's telephone number, including area code)      (773) 824-1000


Securities registered pursuant to Section 12(b) of the Act:
    Title of each class      Name of each exchange of which registered
Common Stock $.01 Par Value                    NASDAQ
Preferred Stock Purchase Rights

   Securities registered pursuant to Section 12(g) of the Act:
                   6 5/8 % Notes Due May 1, 2000
                   6 1/2 % Notes Due May 1, 2009
                        (Title of Class)


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

The number of shares of common stock outstanding at March 16, 2000 was 26,514,571. The aggregate market value of the voting stock of the registrant as of March 13, 2000 was approximately $961,153,199.

                           DOCUMENTS INCORPORATED BY REFERENCE

1) 1999 Annual Report to Shareholders for the Fiscal Year Ended December 31, 1999 (Only those portions referenced herein are incorporated in this Form 10-K).

2) Proxy Statement to be filed on or about March 23, 2000 (Only those portions referenced herein are incorporated in this Form 10-K).

                            USFreightays Corporation

                                    Form 10-K
                          Fiscal Year Ended December 31, 1999


                                     PART I

Item 1.           Business

Background

     USFreightways Corporation ("the Company") provides comprehensive supply chain management services. This is accomplished through the Company's operating subsidiaries. Regional less-than-truckload ("LTL") general commodities carriers provide overnight and second-day delivery throughout the United States and into Canada. Logistics subsidiaries provide integrated supply chain solutions, value added logistics solutions, reverse logistics services and software and complete warehouse fulfillment services to its customers. The Company also provides domestic and international freight forwarding, import and export air and ocean services as well as premium regional and national truckload ("TL") service. Principal subsidiaries in the Regional LTL group are USF Holland Inc. ("Holland"), USF Bestway Inc. ("Bestway"), USF Red Star Inc. ("Red Star"), USF Reddaway Inc. ("Reddaway") and USF Dugan Inc. ("Dugan"); the Logistics group consists of USF Logistics Inc. ("Logistics"), USF Processors Inc ("Processors") and USF Distribution Services Inc. ("Distribution Services"); the Freight Forwarding group includes several companies that all now trade under the name USF Worldwide Inc. ("Worldwide"); USF Glen Moore Transport Inc. ("Glen Moore") is the Company's TL carrier.

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

     During February 1992 the shareholders of the Company sold 19,593,750 shares of common stock through an initial public offering for which the proceeds were paid to Transport Group. In a subsequent transaction in 1993, the Company purchased from Transport Group all its remaining shares in the Company.

     On May 6, 1993 the Company issued, through a public offering, 6 5/8% Notes in the principal amount of $100,000,000 due May 1, 2000. The proceeds from this issuance were, in part, used to repay borrowings under existing revolving lines of credit which were partially used to acquire the common stock from Transport Group.

     On May 1, 1999 the Company issued, through a public offering, 6 1/2% Guaranteed Unsecured Notes in the principal amount of $100,000,000 due May 1, 2009. The proceeds from this issuance were, in large part, used to repay borrowings under existing revolving lines of credit.

     In February 1997, the Company sold 3,105,000 of its shares in a public offering. The net proceeds from the sale, amounting to approximately $69,431,000 were initially used to repay outstanding debt under the Company's revolving credit facility.

     During 1998, under the purchase method of accounting, the Company acquired all of the outstanding shares of Golden Eagle Group, Inc., an international freight forwarding company; Glen Moore Transport, Inc., a truckload freight carrier; Moore and Son Co., a transportation logistics services company; and the general commodities business of Vallerie's Transportation Service, Inc. for a total of $66,379,000 of cash and debt incurred.

     During 1999, under the purchase method of accounting, the Company acquired all of the outstanding shares of Processors Unlimited Company, Ltd., a provider of reverse logistics services to the grocery and drug industries; Special Dispatch of Dallas, Inc., a Texas based provider of assembly and distributions services; Cuxhaven Group, Inc., a domestic freight forwarding company and former Baltimore, MD agent for Worldwide; Airgo, Inc., a domestic freight forwarding company and former Seattle, WA agent for Worldwide; Scan Trans, Inc. a domestic freight forwarding company and former San Francisco, CA agent for Worldwide; Pace Transportation, Ltd., a domestic freight forwarding company and former Baltimore, MD agent for Worldwide; Best Ways Air Cargo, a Puerto Rico-based air freight forwarder and Underwood Trucking, an Indiana -based truckload carrier. The Company also purchased the general commodities business of CBL Trucking Inc., a Mid-Atlantic and New England LTL carrier; certain assets of Gulf International Freight, a domestic freight forwarding company and certain assets of Pre Trans, a Puerto Rico business unit of Caro Trans International that provides ocean services. Total consideration for all Fiscal 1999 acquisitions amounted to $52,054,000 of cash and debt incurred.

   Following is a table depicting revenue by LTL trucking, TL trucking, Logistics, Freight forwarding and Corporate and other segments for each of the most recent three fiscal years:

Revenue ($ in millions)

Fiscal Year               1997      %    1998      %    1999      %
                         ------    ---  ------    ---  ------    ---
 LTL trucking            $1,409    90.0 $1,540    83.9 $1,746     78.6
 TL trucking                                13     0.7     44      2.0
 Logistics                  106     6.8    130     7.1    207      9.3
 Freight forwarding          44     2.8    152     8.3    225     10.1
 Corporate and other          6     0.4      -     0.0      -
                         ------   ----  ------    ---- ------    -----
Total                    $1,565   100.0 $1,835   100.0 $2,222    100.0
                         ------   ----- ------   ----- ------    -----




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

     Regional LTL carriers, including the Company's LTL trucking subsidiaries, principally compete against other regional LTL carriers. To a lesser extent, they compete against interregional and long-haul LTL carriers. To an even lesser degree, regional LTL transporters compete against truckload carriers, overnight package companies, railroads and airlines. Significant barriers to entry into the regional LTL market exist as a result of the substantial capital requirements for terminals and revenue equipment and the need for a large, well-coordinated and skilled work force.

     In the competitive environment of each of the Company's LTL trucking subsidiaries, most LTL carriers have adopted discounting programs that severely reduce prices paid by some shippers. Additionally, when new LTL competitors enter a geographic region, they often utilize discounted prices to lure customers away from the Company's trucking subsidiaries. Such attempts to gain market share through price reduction programs exert downward pressure on the industry's price structure and profit margins and have caused many LTL carriers to cease operations.

The LTL Trucking Subsidiaries

     The following is a brief description of the Company's LTL regional trucking subsidiaries. Statistical information for subsidiary's operations is reported in the Company's 1999 Annual Report to the Shareholders, and is incorporated by reference in this Form 10-K as page F22 of Exhibit 13.

     USF Holland is the largest of the Company's operating subsidiaries, transporting LTL shipments interstate throughout the central United States and into the Southeast. USF Holland uses predominantly single 48 foot trailers. The average length of line-haul in the year ended December 31, 1999 was approximately 390 miles.

     USF Red Star operates in the eastern United States, as well as to and from eastern Canada. USF Red Star uses a combination of single and double trailers. The average length of line-haul in the year ended December 31, 1999 was approximately 290 miles. USF Red Star operates in an environment characterized by intense price competition.

     USF Bestway operates throughout the southwest region of the United States from Texas to California. USF Bestway uses double trailers in its operations. For the year ended December 31, 1999 the average length of line-haul for USF Bestway was approximately 414 miles.

     USF Reddaway provides LTL carriage along the I-5 corridor from California to Washington, throughout the northwest United States and into western Canada and Alaska. The average length of line-haul for the year ended December 31, 1999 was approximately 602 miles. USF Reddaway operates double trailers and, where possible, triple trailer combinations.

     USF Dugan provides service to the Plains states and into the southern states from Texas to Florida. USF Dugan operates with double and triple trailers, and the average length of line-haul for the year ended December 31, 1999 was approximately 551 miles.

Truckload Trucking

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

     TL operators are generally categorized as long-haul carriers and to a lesser degree interregional depending on the distance freight travels from pickup to final delivery. The average length of haul for most TL operators is in excess of 1,000 miles.

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

The TL Trucking Subsidiary

     The following is a brief description of the Company's TL trucking subsidiary. Statistical information for subsidiary's operations is reported in the Company's 1999 Annual Report to the Shareholders, and is incorporated by reference in this Form 10-K as page F22 of Exhibit 13.

     Glen Moore is the Company's TL subsidiary, transporting TL shipments interstate throughout the United States generally from the Northeast and Southeast states to the West coast and into the North Central states.Glen Moore primarily utilizes sleeper line-haul tractors and 53 foot trailers. Glen Moore's average length of haul is approximately 1,000 miles.

     On August 2, 1999, Glen Moore acquired Underwood Trucking ("Underwood") an Indiana based TL carrier which was merged into Glen Moore. At the acquisition date, Underwood was operating approximately 50 tractors and 250 trailers. For the five months since its acquisition, Underwood has contributed approximately $1.4 million in revenue. At the end of the current fiscal year, Glen Moore operated 288 tractors (mainly sleeper units) and 864 trailers.

     On January 10, 2000, Glen Moore acquired Tri-Star Transportation, a Tennessee based TL carrier. Tri-Star operates 170 tractor/trailer units and while not included in the Company's Fiscal 1999 revenue, generated $28 million in revenue for 1999, with approximately two-thirds coming from dedicated fleet operations.

The Logistics Subsidiaries

     Logistics subsidiaries provide integrated supply chain solutions, value added logistics solutions, reverse logistics services and software and complete warehouse fulfillment services to its customers. These activities are conducted through USF Logistics, which provides integrated supply chain solutions for its clients including transportation, warehousing, cross-docking, product reconfiguration and reverse logistics; USF Distribution Services a national provider of value-added logistics services to the retail and industrial markets with a particular focus on consolidation/distribution and fulfillment programs.

     On March 1, 1999, USF Logistics acquired Processors Unlimited Company, Ltd., a Dallas, TX based provider of reverse logistics services and software to manufacturers, distributors and retailers. In October, 1999, Processors changed its name to USF Processors. USF Processors currently operates from approximately 60 sites across the country, has in excess of 1,300 employees and contributed approximately $43.6 million in revenue since its acquisition.

     In July 1999, USF Distribution Services acquired Special Dispatch of Dallas, Inc., a Texas based provider of overnight distribution and consolidation services to all points in north, central and western Texas. Since its acquisition, Special Dispatch has contributed approximately $3.7 million in revenue.

The Freight Forwarding Subsidiary

     The Company is engaged, through its subsidiary USF Worldwide, in providing domestic and international freight forwarding for its customers which includes air freight services, import and export air and ocean services and customs house brokerage services.

     During 1999, USF Worldwide acquired three of its former agent owned stations and converted them into company owned stations in key gateway cities. USF Worldwide acquired two other companies, located in key gateway cities, and converted them to company owned stations. In order to expand its services into the growing Caribbean market, USF Worldwide also acquired a Puerto Rico based air freight forwarder and a Puerto Rico based Non-vessel operating common carrier.

     In October 1999, USF Worldwide formed a partnership under the trading name USF Asia Group. USF Asia Group, based in Hong Kong, provides sea/air consolidation, local forwarding, customs clearance, NVOCC and warehousing and distribution services to companies doing business to and from or within the Asia-Pacific region.

Terminals for Regional LTL Trucking

     The Company's 241 terminals are a key element in the operation of its regional trucklines. The terminals vary significantly in size according to the markets served. Sales personnel at each terminal are responsible for soliciting new business. Each terminal maintains a team of dispatchers who communicate with customers and coordinate local pickup and delivery drivers. Terminals also maintain teams of dock workers, line-haul drivers and administrative personnel. The larger terminals also have maintenance facilities and mechanics. Each terminal is directed by a terminal manager who has general supervisory responsibilities and also plays an important role in monitoring costs and service quality.

Revenue Equipment

     At December 31, 1999 the Company operated 9,019 tractors and 20,720 trailers. Each trucking subsidiary selects its own revenue equipment to suit the conditions prevailing in its region, such as terrain, climate, and average length of line-haul. Tractors and trailers are built to standard specifications and generally are not modified to fit special customer situations.

     Each trucking subsidiary has a comprehensive preventive maintenance program for its tractors and trailers to minimize equipment downtime and prolong equipment life. Repairs and maintenance are performed regularly at the subsidiaries' facilities and at independent contract maintenance facilities.

     The Company replaces tractors and trailers based on factors such as age and condition, the market for equipment and improvements in technology and fuel efficiency. At December 31, 1999 the average age of the Company's line-haul tractors was 3.6 years and the average age of its line-haul trailers was 7.1 years. Older line-haul tractors are often assigned to pickup and delivery operations, which are generally operated at lower speeds and over shorter distances, allowing the Company to extend the life of line-haul tractors and improve asset utilization. The average age of the Company's pickup and delivery tractors at December 31, 1999 was 8.6 years.

Sales and Marketing

     Sales personnel as well as senior management at each subsidiary are responsible for soliciting new business and maintaining good customer relations. In addition, the Company maintains a corporate sales and marketing department consisting of 21 professionals who are assigned major accounts within specified geographic regions of the continental United States. These corporate sales managers solicit business for the regional trucklines from distribution and logistics executives of large shippers. In many cases, targeted corporations maintain centralized control of multiple shipping and receiving locations.

Seasonality

     The Company's results, consistent with the trucking and air freight industry in general, show seasonal patterns with tonnage and revenue declining during the winter months and, to a lesser degree, during vacation periods in the summer. Furthermore, inclement weather in the winter months can further negatively affect the Company's results.

Customers

     The Company is not dependent upon any particular industry and provides services to a wide variety of customers including many large, publicly held companies. During the year ended December 31, 1999 no single customer accounted for more than two percent of the Company's operating revenue and the Company's ten largest customers as a group accounted for approximately nine percent of total operating revenue. Many of the national account customers use more than one of the Company's regional trucklines for their transportation requirements.


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

Year 2000

     During Fiscal 1999, the Company completed remediation and testing of its business critical systems in order to ensure a smooth transition to the Year 2000. The Company expended approximately $2 million to ensure it was Year 2000 compliant. The Company experienced no measurable business interruptions at the onset of the Year 2000, but continues to monitor its business critical systems for possible Year 2000 failures.

Fuel

     The motor carrier industry is dependent upon the availability of diesel fuel. Shortages of fuel, increases in fuel costs or fuel taxes, or rationing of petroleum products could have a material adverse effect on the profitability of the Company. The Company's LTL regional trucking subsidiaries maintained a fuel surcharge, which was implemented during Fiscal 1996, throughout most of Fiscal 1997 to partially offset an increase in fuel prices. Fuel prices, during Fiscal 1998, were generally lower than they have been in the prior two years. Due to rising fuel prices, the Company's LTL regional trucking subisiiaries reinstated a fuel surcharge in the third quarter of Fiscal 1999 which is still in effect in March 2000. Fuel expense (net of fuel surcharges), as a percentage of revenue, approximated from 2.5 to 4.1% during Fiscal 1999 at the Company's LTL trucking subsidiaries. Fuel and fuel tax expense in the Company's TL subsidiary, as a percentage of revenue, approximated 14% during Fiscal 1999. Fuel surcharges in the TL industry are more difficult to implement and collect. In most cases, TL operators generally recover the increases in fuel costs through increases in rates charged for its services. The Company has not experienced any difficulty in maintaining fuel supplies sufficient to support its operations.

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

Employees

     At December 31, 1999 the Company employed 22,612 persons, of whom 13,062 were drivers, 2,946 were dock workers, and the balance support personnel, including office workers, managers and administrators. Approximately 47 percent of all employees were members of unions. Approximately 89 percent of these union workers were employed by USF Holland or USF Red Star and belonged to the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (the "IBT"). Members of the IBT at USF Holland and USF Red Star are presently working under the terms of a five-year, industry-wide labor agreement that expires in March 2003.

Item 2.           Properties

     In March, 2000, the Company rrelocated its executive offices to 8550 West Bryn Mawr Ave, Ste. 700, Chicago, IL 60631. The Company's 27,500 square foot facility is occupied under a lease terminating in August 2008.

     Each of the Company's operating subsidiaries also maintains a head office as well as numerous operating facilities. Of the 241 regional LTL trucking terminal facilities used by the Company as of December 31, 1999, 109 were owned and 132 were leased. These facilities range in size according to the markets served. The Company has not experienced and does not anticipate difficulties in renewing existing leases on favorable terms or obtaining new facilities as and when required.

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

     On April 19, 1996, Steven Mark Whitworth ("Plaintiff") a former employee of USF Bestway Inc. ("USF Bestway"), a subsidiary of the Company, brought suit against USF Bestway and one of its employees, alleging claims of fraud and promissory estoppel arising from Plaintiff's previous employment as a driver with USF Bestway.

     On June 10, 1999, the Court of Appeals, Fifth District, Texas, issued an opinion reversing the trial court's grant of summary judgement in favor of the plaintiff, and remanding the case back to the trial court for a new trial on the merits. Plaintiff has sought review by the Texas Supreme Court of the decision of the Texas Court of Appeals reversing its judgement. That request for review was denied in an order released on March 2,2000. The plaintiff has until March 17, 2000 to file a motion for rehearing. On December 27, 1999, the plaintiff filed a petition for relief under Chapter 13 of the United States Bankruptcy Code. Texas state rules of procedure may impose a stay on the plaintiff's state action as a result of the bankruptcy. The Company believes that the action will not have a material adverse effect on the Company's financial condition.

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

                                     PART II

Item 5.   Market for the Company's Common Stock and related Stockholder Matters

     The Company's common stock trades on The NASDAQ Stock Market under the symbol: USFC. On February 15, 2000 there were approximately 12,000 beneficial holders of the Company's common stock. For the high and low sales prices for the common stock for each full calendar quarterly period for fiscal year 1998 and 1999, see page F20 of the Company's Annual Report to the Shareholders - Financial Statements (incorporated by reference under Item 14 herein).

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

Item 6.           Selected Financial Data

     The information set forth under the caption "Selected Consolidated Financial Data" on page F21 of the Company's Annual Report to the Shareholders Financial Statements for the year ended December 31, 1999, is incorporated by reference under Item 14 herein.

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages F2 through F5 of the Company's Annual Report to the Shareholders - Financial Statements for the year ended December 31, 1999, is incorporated by reference under Item 14 herein.

Item 8.           Financial Statements and Supplementary Data

     The Financial Statements and Supplementary Data Appearing on pages F7 through F20 of the Company's Annual Report to the Shareholders - Financial Statements for the year ended December 31, 1999, are incorporated by reference under Item 14 herein.

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

                None

                                    PART III

Item 10. Directors and Executive Officers of the Company

     The information for directors is reported in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, and is incorporated by reference. The following table sets forth certain information as of December 31, 1999 concerning the registrant's executive officers:

         Name               Age           Position

John Campbell Carruth        69           Chairman and Chief Executive
                                              Officer and Director

Robert V. Fasso              46           President-RegionalCarrier Group

Christopher L. Ellis         54           Senior Vice President, Finance & CFO


         John Campbell Carruth, 69, was appointed as the Company's Chief Executive Officer and President in June of 1991 and Chairman in January of 1998, and has been a director of the Company since December of 1991.

         Robert V. Fasso, 46, was appointed as the Company's President-Regional Carrier Group in September 1997. Since July 1993, Mr. Fasso has been President and CEO of the Company's subsidiary USF Bestway Inc. Prior to that date, he was with Yellow Freight System.

         Christopher L. Ellis, 54, has been Senior Vice President, Finance and Chief Financial Officer of the Company since June 1991.

Item 11. Executive Compensation

     This information is reported in the Company's definitive proxy statement entitled "Management Compensation" and "Compensation Committee Interlocks and Insider Participation" respectively to be filed pursuant to Regulation 14A, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     This information is reported in the Company's definitive proxy statement entitled "Security Ownership of Principal Holders and Management" to be filed pursuant to Regulation 14A, and is incorporated by reference.

Item 13. Certain Relationships and Related Party Transactions

     This information is reported in the Company's definitive proxy statement entitled "Certain Relationships and Related Transactions" to be filed pursuant to Regulation 14A, and is incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)               (1) Financial Statements

                  The following consolidated financial statements appearing in the 1999 Annual Report to the Shareholders is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13:

                                                                         Page

                  Selected Consolidated Financial Data                  F21

                  Management's Discussion and Analysis of               F2-5

                     Financial Condition and Results of Operations

                  Report of Independent Public Accountants              F6

                  Consolidated Financial Statements                     F7-10

                  Notes to Consolidated Financial Statements            F11-20

                  (2) Financial Statement Schedule:



                  Schedule II - Valuation and Qualifying Accounts

                            USFreightways Corporation

                    Three Years ended December 31, 1999
                         (dollars in thousands)

                                                                        Additions

                                                                 -------------------------

Description                                        Balance at     Charges to     Charged to     Deductions(1)  Balance at
                                                   Beginning      Costs and      Other                         End of
                                                   of Period      Expenses       Accounts                      Period
-----------                                        ---------      ----------     -----------    ----------     ---------

Fiscal year ended January 3,1998
  Accounts receivable allowances                    $7,186         $6,717         $0             $3,836        $10,067
  for revenue adjusmtents and doubtful accounts

Fiscal year ended December 31, 1998
   Accounts receivable allowances                  $10,067         $6,367         $0             $5,275        $11,159
   for revenue adjusmtents and doubtful accounts

Fiscal year ended December 31, 1999
    Accounts receivable allowances                 $11,159         $3,922         $0             $4,458        $10,623
    for revenue adjusmtents and doubtful accounts

(1)  Primarily uncollectible accounts written off net of recoveries.


               SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders,
USFreightways Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in USFreightways Corporation and Subsidiaries annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 19, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K is the responsibility of the company's management, and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. Schedule II has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP


Chicago, Illinois
January 19, 2000

                  (3)  Exhibits

                  Exhibit           Document

                  Number            Description

                  3(a) Amended and Restated Certificate of Incorporation of USFreightways Corporation (incorporated by reference from Exhibit 3.1 to USFreightways Corporation Transition Report on Form 10-K, from June 29, 1991 to December 28, 1991); Certificate of Designation for Series A Junior Participating Cumulative Preferred Stock (incorporated by reference from Exhibit 3(a) to USFreightways Corporation Annual Report on Form 10-K for the year ended January 1, 1994); Certificate of Amendment of Restated Certificate of
                               Incorporation of   USFreightways    Corporation
                               (incorporated by reference from Exhibit 3(i) to USFreightways Corporation Quarterly Report on Form 10-Q for the quarter ended June 29, 1996).

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

                  4(c) Form of Indenture, dated as of May 5, 1999 between USFreightways Corporation and NBD Bank, as Trustee (incorporated by reference from USFreightways Corporation's Registration
                               Statement on Form S-3/A, filed on April 29, 1999, Registration No. 333-76217).

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

                  10(f) Stock Option Plan for Non-Employee Directors amended and restated as of December 11, 1998 (filed with this Annual Report on Form 10-K).

                  10(g) Employment Agreement of Christopher L. Ellis dated December 16, 1991 (incorporated by reference from Exhibit 10(g) to USFreightways Corporation Annual Report on Form 10-K for the year ended January 1, 1994).

                                                PAGE 14
                  Exhibit      Document

                  Number   Description

                  10(i) Form of Election of Deferral (incorporated by reference from Exhibit 10(h) to USFreightways Corporation Annual Report on Form 10-K for the year ended December 31, 1994).

                  10(j) USFreightways Long-Term Incentive Plan amended and restated as of April 30, 1999 (filed with this Annual Report on Form 10-K).

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

                  10(p) Restricted Stock Agreement with John Campbell Carruth dated April 27, 1998 (incorporated by reference from Exhibit 10.1 to USFreightways Corporation Quarterly Report on Form 10-Q for the quarter ended July 4, 1998).

                  10(q) USFreightways Corporation Non-Qualified Deferred Compensation Plan (incorporated by reference from Exhibit 10(q) to USFreightways Corporation Annual Report on Form 10-K for the year ended December 31, 1998).

                  13 The consolidated financial statement portion appearing in the 1999 USFreightways Corporation Annual Report to Shareholders.

                  21 Subsidiaries of USFreightways Corporation (incorporated by reference from the 1999 USFreightways Annual Report to Shareholders).

                  23           Consent of Arthur Anderson LLP.

                  24           Powers of Attorney

                  27           Financial Data Schedule

         Exhibits 2, 9, 11, 12, 16, 18, 22 and 28 are not applicable to this filing.


(b)      Reports on Form 8-K
                None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated March 20, 2000.

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

         Signatures                         Title             Date


/s/ John Campbell Carruth  *        Chairman of the Board     March 20, 2000
                                    Chief Executive Officer
                                    and Director (Principal
                                    Executive Officer)
---------------------
John Campbell Carruth

/s/ Morley Koffman *                Director                  March 20, 2000
--------------------
Morley Koffman

/s/ William N. Weaver, Jr. *        Director                  March 20, 2000
----------------------------
William N. Weaver, Jr.

/s/ Robert P. Neuschel *            Director                  March 20, 2000
------------------------
Robert P. Neuschel

/s/ Neil A. Springer *              Director                  March 20, 2000
----------------------
Neil A. Springer

/s/ Robert V. Delaney *             Director                  March 20, 2000
-----------------------
Robert V. Delaney

/s/ John W. Puth *                  Director                  March 20, 2000
------------------
John W. Puth

/s/ Anthony J. Paoni *              Director                  March 20, 2000
----------------------
Anthony J. Paoni

/s/ Samuel K. Skinner *             Director                  March 20, 2000
----------------------
Samuel K. Skinner

/s/ Christopher L. Ellis            Chief Financial Officer   March 20, 2000
------------------------            (Principal Financial Officer)
Christopher L. Ellis

/s/ Robert S. Owen                  Controller  (Principal    March 20, 2000
                                    Accounting Officer)
------------------
Robert S. Owen

/s/ Christopher L. Ellis
*  By:   Christopher L. Ellis

         Attorney-in-Fact

EXHIBIT 10(f)

USFREIGHTWAYS CORPORATION

USFREIGHTWAYS CORPORATION STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS AMENDED AND RESTATED AS OF DECEMBER 11, 1998

I.       DEFINITIONS AND PURPOSE

         A.       Definitions:

                  Unless otherwise specified or unless the context otherwise requires, the following terms, as used in this Plan, have the following meanings:

                  1.       Affiliate means a corporation  which, for purposes of
                           Section 422 of the Code, is a parent or subsidiary of the Company, direct or indirect.

                  2.       Board means the Board of Directors of the Company.

                  3. Code means the Internal Revenue Code of 1986, as amended.

                  4. Committee means the committee to which the Board delegates the power to act under or pursuant to the provisions of the Plan, or the Board if no committee is selected.

                  5. Company means USFreightways Corporation, a Delaware corporation, and includes any successor or assignee corporation or corporations into which the Company may be merged, changed, or consolidated; any corporation for whose securities the securities of the Company shall be exchanged; and any assignee of or successor to substantially all other assets of the Company.

                  6. Disability means a permanent and total disability as defined in Section 22(e)(3) of the Code.

                  7. Eligible Director means each person who is a director of the Company, and who is not an employee of the Company or any Affiliate of the Company and who has not been an employee of the Company or any Affiliate of the Company for all or any part of the preceding fiscal year. For purposes of the Plan, an Eligible Director shall be deemed to include the employer of such Eligible Director, or any delegatee mandated by his employer, if the Eligible Director is required, as a condition of his employment, to provide that any Option granted hereunder be made to the employer or its delegatee.

                  8. Option means a right or option granted under the Plan, which right or option shall not be intended to qualify as an incentive stock option as defined in
                           Section 422 of the Code.

                  9. Option Agreement means an agreement between the Company and a Participant executed and delivered pursuant to the Plan.

                  10. Participant means an Eligible Director to whom an Option is granted under the Plan.

                  11. Plan means this Stock Option Plan for Non-Employee Directors, as amended from time to time.

                  12. Shares means the following shares of the capital stock of the Company as to which Options have been or may be granted under the Plan: authorized and unissued common stock, $0.01 par value, treasury shares held by the Company or any shares of capital stock into which the Shares are changed or for which they are exchanged within the provisions of Article VI of the Plan.

         B.       Purpose of the Plan:

                  The Plan intended to promote the interests of the Company and its stockholders by attracting and retaining highly qualified independent directors through an investment interest in the Company's future success.

II.      SHARES SUBJECT TO THE PLAN

         The aggregate number of Shares as to which Options may be granted from time to time shall be Five Hundred Thousand (500,000) Shares.

         If an Option ceases to be "outstanding", in whole or in part, the Shares which were subject to such Option, if the Option was not exercised, shall be available for the granting of other Options. Any Option, if the Option was not exercised, shall be available for the granting of other Options. Any Option shall be treated as "outstanding" until such Option is exercised in full, or terminates or expires under the provisions of the Plan or Option Agreement.

         Subject to the provisions of Article VI, the aggregate number of Shares as to which Options may be granted shall be subject to change only by means of an amendment of the Plan duly adopted by the Company and approved by the stockholders of the Company within such time period as may be required by the Securities Exchange Act of 1934, as amended from time to time.

III.     ADMINISTRATION OF THE PLAN

         The Plan shall be administered by the Committee. Subject to the provisions of the Plan, the Committee is authorized to:

         A. Interpret the provisions of the Plan or any Option or Option Agreement and to make all rules and determinations which it deems necessary or advisable for the administration of the Plan;

         B. Determine the Eligible Directors to whom Options shall be granted;

         C. Determine the number of Shares for which an Option or Options shall be granted;

         D. Provide for the acceleration of the right to exercise an Option (or any portion thereof); and

         E. Specify the terms and conditions upon which Options may be granted.

         The interpretation and construction by the Committee of any provisions of the Plan or of any Option granted under it shall be final.

IV.      ELIGIBILITY FOR PARTICIPATION

         Each Participant must be an Eligible Director of the Company at the time an Option is granted. Each Eligible Director shall be granted, at the later of the effective date of the Plan or the date such director becomes an Eligible Director, and at such other time or times as described in Article V, an Option to purchase Shares under the Plan. In addition to the formula-based Shares set forth in Article V, the Committee may at any time and from time to time grant one or more additional Options to one or more Eligible Directors ("Discretionary Options") and may designate the number of Shares to be subject to each Discretionary Option so granted, provided however that no grant of a Discretionary Option to purchase Shares shall permit unrestricted ownership of Shares by the Eligible Director for at least six (6) months from the date of grant of the Discretionary Option, unless the Committee determines that the grant of such Discretionary Option to purchase Shares otherwise satisfies the then current Rule 16b-3 requirements under the Securities Exchange Act of 1934.

V.       TERMS AND CONDITIONS OF OPTIONS

         Each Option shall be set forth in an Option Agreement, duly executed on behalf of the Company and by the participant to whom such Option is granted. Except for the setting of the Option price under Paragraph A of this Article V, no Option shall be granted and no purported grant of any Option shall be effective until such Option Agreement shall have been duly executed on behalf of the Company and by the Participant. Each such Option Agreement shall be subject to at least the following terms and conditions:

         A.       OPTION PRICE:

                  The exercise price of the Shares covered by each Option granted under the Plan shall be equal to 100% of the "fair market value" of the Shares on the date of the granted Option. If the Shares are listed on any national securities exchange, the fair market value shall be the mean average of the high and low sales prices, if any, on the largest such exchange on the date of the grant of the Option, or, if none, on the most recent trade date thirty (30) days or less prior to the date of the grant of the Option. If the Shares are not then listed on any such exchange, the fair market value of such Shares shall be the closing "Ask" prices, if any, as reported on the National Association of Securities Dealers automated Quotation System ("NASDAQ") for the date of the grant of the Option, or if none, on the most recent trade date thirty (30) days or less prior to the date of the grant of the Option for which such quotations are reported. If the Shares are not then either listed on any such exchange or quoted on NASDAQ, the fair market value shall be the mean between the average of the "Bid" and the average of the "Ask" prices, if any, as reported in the National daily Quotation Service for the date of the grant of the Option, or, if none, for the most recent trade date thirty (30) days or less prior to the date of the grant of the Option for which such quotations are reported.

         B.       NUMBER OF SHARES:

                  Each Eligible Director shall automatically, at the later of the effective date of the Plan or the date such director becomes an Eligible Director, be granted an Option under this Plan to acquire 10,000 Shares. Upon the fifth and tenth anniversaries of such initial grant, each Participant shall automatically be granted Options under this Plan to acquire an additional 10,000 Shares at each such anniversary, provided the Participant is an Eligible Director at such anniversary. In addition to the foregoing, each Eligible Director may from time to time be granted by the Committee, in its discretion, a Discretionary Option.

         C.       TERM OF OPTION:

                  No Option granted under the Plan shall be exercisable after the expiration of ten (10) years from the date of the grant.

         D.       DATE OF EXERCISE:

                  1. Options granted to an Eligible Director under the Plan on the Plan's effective date shall become exercisable cumulatively in accordance with the following schedule:

                           Years Elapsed Since Cumulative Number of Shares
                           Date of Grant       For Which Option May Be Exercised

                           Less than       1                               2,000
                                           1                               3,600
                                           2                               5,200
                                           3                               6,800
                                           4                               8,400
                                           5 or more                      10,000


                  2. Options granted to an Eligible Director under the Plan after the Plan's effective date shall become exercisable cumulatively in accordance with the following schedule:

                           Years Elapsed Since       Cumulative Number of Shares
                           Date of Grant       For Which Option May Be Exercised

                           Less than       1                                   0
                                           1                               2,000
                                           2                               4,000
                                           3                               6,000
                                           4                               8,000
                                           5 or more                      10,000

                  The foregoing schedules notwithstanding, if a Participant shall cease to be a director of the Company because of death or Disability, all Shares for which an Option has been granted shall become immediately exercisable and shall be exercisable in accordance with Paragraph F.

                  Not withstanding anything herein to the contrary, upon the authorization of the grant of a Discretionary Option, or at anytime thereafter, the Committee may prescribe the date or dates on which the Discretionary Option becomes exercisable, and may provide that the Discretionary Option become exercisable in installments over a period of years, or upon the attainment of stated goals.

         E.       MEDIUM OF PAYMENT:

                  The Option price shall be paid on the date of purchase specified in the notice of exercise, as set forth in Paragraph
                  G. It shall be paid in the legal tender of the United States, or, at the election of the Participant, by surrender to the Company of previously owned shares with an aggregate fair market value (on the date of the exercise) equal to the Option price to be paid; provided, however, that if such shares were acquired pursuant to an incentive stock option plan (as defined in Code Section 422) of the Company or Affiliate, then the applicable holding period requirements of said Section 422 have been met with respect to such shares, and, provided further, that if (i) such shares were granted pursuant to an option, then such option must have been granted at least six
                  (6) months prior to the exercise of the Option hereunder;  and
                  (ii), such shares were purchased other than through the grant and exercise of an option, such shares were owned by the Participant for more than six (6) months prior to the exercise of the Option hereunder.

         F.       TERMINATION OF STATUS:

         1. In the event that a Participant shall cease to be a director of the Company for any reason other than death, Disability, or voluntary termination as a director of the Company on or after the attainment of his or her 65th birthday, his or her Option shall be exercisable, only to the extent that it was exercisable at the date he or she ceased to be a director and only until the first to occur of one (1) year after such date or until the date on which the Option otherwise expires according to its terms.

         2. In the event that a Participant shall cease to be a director of the Company because of death or Disability, his or her Option may be exercised in its entirety (notwithstanding the vesting schedule set forth in Paragraph D of this
                  Article V or in any Option Agreement) within the originally prescribed term of the Option by the Participant or by any
                  person or persons   designated  by  the  Participant  as  the
                  executors  or   administrators   of  the Participant's
                  estate, or by any person or persons who shall have acquired the Option directly from the Participant by his or her will or the applicable law of descent and distribution.

         3. In the event that a Participant shall cease to be a director of the Company because of voluntary termination as a director of the Company on or after the attainment of his or her 65th birthday and that Participant has served as a director of the Company for five (5) years or more, his or her Option may be exercised in its entirety (notwithstanding the vesting schedule set forth in Paragraph D of this Article V or in any Option Agreement) within the originally prescribed term of the Option by the Participant; provided that the Committee, in its sole discretion, approves the exercise of the Option in its entirety.

         4. In the event that a Participant shall cease to be a director of the Company because of voluntary termination as a director of the Company on or after the attainment of his or her 72nd birthday and that Participant has not served as a director of the Company for five (5) years, his or her Option shall be exercisable (notwithstanding the vesting schedule set forth in Paragraph D of this Article V or in any Option Agreement) within the originally prescribed term of the Option by the Participant, to the extent that (a) it was exercisable at the date he or she ceased to be a director and (b) if the Option was exercisable periodically, to the extent of any additional rights that would have become exercisable (had the Participant not voluntarily terminated as a director of the Company) during successive one year periods from the Participant's date of termination for each year the Participant served as a director of the Company.

         G.       EXERCISE OF OPTION AND ISSUE OF STOCK:

                  Option shall be exercised by giving written notice to the Company. Such written notice shall: (1) be signed by the person exercising the Option, (2) state the number of Shares with respect to which the Option is being exercised, and (3) specify a date (other than a Saturday, Sunday or legal holiday) not less than five (5) nor more than ten (10) days after the date of such written notice, as the date on which the Shares will be purchased. Such tender and conveyance shall take place at the principal office of the Company during ordinary business hours, or at such other hour and place agreed upon by the Company and the person or persons exercising the Option. On the date specified in such written notice (which date may be extended by the Company in order to comply with any law or regulation which requires the Company to take any action with respect to the Option Shares prior to the issuance thereof, whether pursuant to the provisions of
                  Article VI or otherwise), the Company shall accept payment for the Option Shares and shall deliver to the person or persons exercising the Option in exchange therefor an appropriate certificate or certificates for paid non-assessable Shares. In the event of any failure to take up and pay for the number of Shares specified in such written notice on the date set forth therein (or on the extended date as above provided), the right to exercise the Option shall terminate with respect to such number of Shares, but shall continue with respect to the remaining Shares covered by the Option and not yet acquired pursuant thereto.

         H.       RIGHTS AS A STOCKHOLDER:

                  No Participant to whom an Option has been granted shall have rights as a stockholder with respect to any Shares covered by such Option except as to such Shares as have been issued to or registered in the Company's share register in the name of such Participant upon the due exercise of the Option and tender of the full Option price.

         I.       ASSIGNABILITY AND TRANSFERABILITY OF OPTION:

                  By its terms, an Option granted to a participant shall not be transferable by the Participant and shall be exercisable, during the Participant's lifetime, only by such Participant. Such Option shall not be assigned, pledged or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment, or similar process. Any attempted transfer, assignment, pledge, hypothecation or other disposition of any Option or of any rights granted thereunder contrary to the provisions of this Paragraph I, or the levy of any attachment or similar process upon an Option or such rights, shall be null and void.

VI.      ADJUSTMENTS UPON CHANGES IN CAPITALIZATION

         In the event that the outstanding shares of the Company are changed into or exchanged for a different number or kind of shares or other securities of the Company or of another corporation by reason of any reorganization , merger, consolidation, recapitalization, reclassification, change in par value, stock split-up, combination of shares or dividend payable in capital stock , or the like, appropriate adjustments to prevent dilution or enlargement of the rights granted to, or available for, Participants shall be made in the number and kind of shares for the purchase of which Options may be granted under the Plan, and, in addition, appropriate adjustment shall be made in the number and kind of Shares and in the Option price per share subject to outstanding options. Notwithstanding anything herein to the contrary, in the event of an offer for the Company's shares, the adoption of a plan of merger or consolidation under which all of the shares of the Company would be eliminated, or a sale of substantially all of the Company's assets, a Participant shall be entitled to exercise immediately all or any portion of the Shares to which he or she received an Option, regardless of the number of years elapsed since the date of the grant .

VII.     DISSOLUTION OR LIQUIDATION OF THE COMPANY

         Upon the dissolution or liquidation of the Company other than in connection with a transaction to which the preceding Article VI is applicable, all Options granted hereunder shall terminate and become null and void; provided, however, that if the rights of a Participant under the applicable Options have not otherwise terminated and expired, the Participant shall have the right immediately prior to such dissolution or liquidation to exercise any Option granted hereunder to the extent that the right to purchase Shares thereunder has become exercisable as of the date immediately prior to such dissolution or liquidation.

VIII.    TERMINATION OF THE PLAN

         The Plan shall terminate fifteen (15) years from the date of its adoption. The Plan may be terminated at an earlier date by vote of the Board; provided, however, that any such earlier termination shall not affect any Options granted or Option Agreements executed prior to the effective date of such termination. Except as may otherwise by provided for under Articles VI and VII, and notwithstanding anything in this Plan to the contrary, any Options granted prior to the effective date of the Plan's termination may be exercised, if otherwise exercisable until ten (10) years have elapsed from the date the Option is granted, and the provisions of the Plan with respect to the full and final authority of the Committee under the Plan shall continue to control.

IX.      AMENDMENT OF THE PLAN

         The Plan may be amended by the Board and such amendment shall become effective upon adoption by the Board; provided, however, that any amendment to Article II above or that otherwise requires the approval of the stockholders of the Company in accordance with the Rule 16b-3 requirements of the Securities Exchange Act of 1934, as amended from time to time, shall be subject to approval of the stockholders within the requisite time period of such Act, and provided, further, that the Plan may not be amended more frequently than once every six (6) months, unless an amendment is necessary to comply with the Code or the Employee Retirement Income Security Act of 1974, as amended, and is otherwise permitted by Rule 16b-3.

X.       INDEMNIFICATION OF COMMITTEE

         In addition to such other rights of indemnification as they may have as directors or members of the Committee, the members of the Committee shall be indemnified by the Company against all reasonable expenses, including attorneys' fees, actually and necessarily incurred in connection with the defense of any action, suit or proceeding, or in connection with any appeal therein, to which they or any of them may be a party by reason of any action taken by them as members of the Committee and against all amounts paid by them in settlement thereof (provided such settlement is approved by independent legal counsel selected by the Company) or paid by them in satisfaction of a judgment in any such action, suit or proceeding, except in relation to matters as to which it shall be adjudged in such action, suit or proceeding that the Committee member is liable for gross negligence or willful misconduct in the performance of his or her duties. To receive such indemnification, a Committee member must first offer in writing to the Company the opportunity, at his own expense, to defend any such action, suit or proceeding.

XI.      RESTRICTIONS

         If the Company shall determine, in its discretion, that the Shares under the Plan must be registered or qualified under any applicable state or federal securities law before they may be offered or sold to the Participant, or that the consent or approval of any governmental regulatory body is necessary or desirable in connection with the issuance of such Shares, such Option may not be exercised by the Participant unless the Shares have been so registered, qualified, or listed, or until such consent or approval shall have been obtained, free of any conditions not acceptable to the Company. The Company shall use reasonable efforts to qualify the Shares, obtain the benefit of any applicable exemption from such qualification, or obtain any such consent or approval, provided that no Participant shall have any right to require the company to undertake any registration or other action which the Company determines, in its sole discretion, to be unduly burdensome.

XII.     SAVINGS CLAUSE

         This Plan intended to comply in all respects with applicable law and regulations, including Rule 16b-3 of the Securities and Exchange Commission. In case any one or more provisions of this Plan shall be held invalid, illegal, or unenforceable in any respect under applicable law and regulation (including Rule 16b-3), the validity, legality, and enforceability of the remaining provisions shall not in any way be affected or impaired thereby and the invalid, illegal, or unenforceable provisions shall be deemed null and void; however, to the extent permitted by law, any provision that could be deemed null and void shall first be construed, interpreted, or revised retroactively to permit this Plan to be construed in compliance with all applicable law (including Rule 16b-3) so as to foster the intent of this Plan. Notwithstanding anything herein to the contrary, no grant of, or Option to purchase, Shares shall permit unrestricted ownership of Shares by the Participant for at least six (6) months from the date of grant or Option to purchase.

XIII.    EFFECTIVE DATE

         This Plan shall become effective upon adoption by the Board. The adoption of the Plan shall be subject to subsequent approval by the stockholders of the Company at the next annual meeting of the company's stockholders unless such approval is not required by any rules or regulations promulgated by the Securities and Exchange Commission under
         Section 16(b) of the Securities Exchange Act of 1934, as amended from time to time. Notwithstanding the foregoing, if the Plan shall have been approved by the Board prior to such annual meeting, Options shall be granted to Eligible Directors prior to the date of such annual meeting in accordance with Article V, subject to such subsequent stockholder approval but such Options shall not become exercisable until such approval is obtained or its is determined that such approval is not required.

XIV.     GOVERNING LAW

         This Plan shall be governed by the laws of the State of Delaware and construed in accordance therewith.

Originally adopted and effective on the 29th day of October, 1993 by the Board of Directors. Amended and restated this 11th day of December 1998 by the Board of Directors.

EXHIBIT 10(j)

USFREIGHTWAYS CORPORATION

                                              USFREIGHTWAYS CORPORATION
                                              LONG-TERM INCENTIVE PLAN

                                             RESTATED AS OF APRIL 30, 1999




                                              USFREIGHTWAYS CORPORATION
                                              LONG-TERM INCENTIVE PLAN

1.       PURPOSE

The USFreightways Corporation Long-Term Incentive Plan is adopted January 24, 1997. The Plan is designed to attract and retain selected employees of the Company and its Affiliates, and reward them for making major contributions to the success of the Company and its Affiliates. These objectives are accomplished by making long-term incentive awards under the Plan that will offer Participants an opportunity to have a greater proprietary interest in, and closer identity with, the Company and its Affiliates and their financial success.

         The Awards may consist of:
                  (a)      Incentive Options;
                  (b)      Nonstatutory Options;
                  (c)      Restricted Stock;
                  (d)      Rights;
                  (e)      Performance Awards; or
                  (f)      Cash Awards

or any combination of the foregoing, as the Committee may determine.

The Plan is intended to qualify certain compensation awarded under the Plan for tax deductibility under Section 162(m) of the Code to the extent deemed appropriate by the Committee. The Plan and the grant of Awards hereunder are expressly conditioned upon the Plan's approval by the stockholders of the Company. If such approval is not obtained, then this Plan and all Awards hereunder shall be null and void ab initio.

2.       DEFINITIONS

(a) Affiliate means any individual, corporation, partnership, association, joint-stock company, trust, unincorporated association or other entity (other than the Company) that, for purposes of Section 422 of the Code, is a subsidiary of the Company, direct or indirect.

(b) Award means the grant to any employee of any form of Option, Restricted Stock, Right, Performance Award, or Cash Award, whether granted singly, in combination, or in tandem, and pursuant to such terms, conditions, and limitations as the Committee may establish in order to fulfill the objectives of the Plan.

(c) Award Agreement means an agreement entered into between the Company and a Participant under which an Award is granted and which sets forth the terms, conditions, and limitations applicable to the Award.

(d)      Board means the Board of Directors of the Company.

(e) Cash Award means an Award of cash, subject to the requirements of Section 11 and such other restrictions as the Committee deems appropriate or desirable.

(f) Code means the Internal Revenue Code of 1986, as amended from time to time, or any successor statute thereto.

(g) Committee means the committee to which the Board delegates the power to act under or pursuant to the provisions of the Plan, or the Board if no committee is selected. If the Board delegates powers to a committee, and if the Company is or becomes subject to Section 16 of the Exchange Act, then, if necessary for compliance therewith, such committee shall consist initially of not less than two (2) members of the Board, each member of which must be a "non-employee director," within the meaning of the applicable rules promulgated pursuant to the Exchange Act. If the Company is or becomes subject to Section 16 of the Exchange Act, no member of the Committee shall receive any Award pursuant to the Plan or any similar plan of the Company or any Affiliate while serving on the Committee, unless the Board determines that the grant of such an Award satisfies the then current Rule 16b-3 requirements under the Exchange Act. Notwithstanding anything herein to the contrary, and insofar as it is necessary in order for compensation recognized by Participants pursuant to the Plan to be fully deductible to the Company for federal income tax purposes, each member of the Committee also shall be an "outside director" (as defined in regulations or other guidance issued by the Internal Revenue Service under Code Section 162(m)).

(h)      Common Stock means the common stock of the Company.

(i) Company means USFreightways Corporation, a Delaware corporation, and any successor or assignee corporation or corporations into which the Company may be merged, changed, or consolidated; any corporation for whose securities the securities of the Company shall be exchanged; and any assignee of or successor to substantially all of the assets of the Company.

(j) Disability or Disabled means a permanent and total disability as  defined in
 Section 22(e)(3) of the Code.

(k) Exchange Act means the Securities Exchange Act of 1934, as amended from time to time, or any successor statute thereto.

(l) Fair Market Value means, if the Shares are listed on any national securities exchange, the closing sales price, if any, on the largest such exchange on the valuation date, or, if none, on the most recent trade date immediately prior to the valuation date provided such trade date is no more than thirty (30) days prior to the valuation date. If the Shares are not then listed on any such exchange, the fair market value of such Shares shall be the closing sales price if such is reported, or otherwise the mean between the closing "Bid" and the closing "Ask" prices, if any, as reported in the National Association of Securities Dealers Automated Quotation System ("NASDAQ") for the valuation date, or if none, on the most recent trade date immediately prior to the valuation date provided such trade date is no more than thirty (30) days prior to the valuation date. If the Shares are not then either listed on any such exchange or quoted in NASDAQ, or there has been no trade date within such thirty (30) day period, the fair market value shall be the mean between the average of the "Bid" and the average of the "Ask" prices, if any, as reported in the National Daily Quotation System for the valuation date, or, if none, for the most recent trade date immediately prior to the valuation date provided such trade date is no more than thirty (30) days prior to the valuation date. If the fair market value cannot be determined under the preceding three sentences, it shall be determined in good faith by the Committee.

(m) Incentive Option means an Option that, when granted, is intended to be an "incentive stock option," as defined in Section 422 of the Code.

(n) Nonstatutory Option means an Option that, when granted, is not intended to be an "incentive stock option," as defined in Section 422 of the Code.

(o) Normal Retirement means termination of a Participant's employment with the Company or one of its Affiliates after the Participant reaches the age of 65.

(p) Option means a right or option to purchase Common Stock, including Restricted Stock if the Committee so determines.

(q) Participant means an employee to whom one or more Awards are granted under the Plan.

(r) Performance Award means an Award subject to the requirements of Section 10, and such performance conditions as the Committee deems appropriate or desirable.

(s) Plan means the USFreightways Corporation Long-Term Incentive Plan, as amended from time to time.

(t) Restricted Stock means an Award made in Common Stock or denominated in units of Common Stock and delivered under the Plan, subject to the requirements of
Section 8, such other restrictions as the Committee deems appropriate or desirable, and as awarded in accordance with the terms of the Plan.

(u) Right means a stock appreciation right delivered under the Plan, subject to the requirements of Section 9 and as awarded in accordance with the terms of the Plan.

(v) Shares means the following shares of the capital stock of the Company as to which Options or Restricted Stock have been or may be granted under the Plan and upon which Rights or units of Restricted Stock may be based: treasury or authorized but unissued Common Stock, $.01 par value, of the Company, or any shares of capital stock into which the Shares are changed or for which they are exchanged within the provisions of Section 17 of the Plan.

3.       SHARES SUBJECT TO THE PLAN

The aggregate number of Shares as to which Awards may be granted from time to time shall be two million nine hundred fifty thousand (2,950,000) shares of which no more than fifty thousand (50,000) shares are for restricted stock awards having 0% Fair Market Value basis (subject to adjustments for stock splits, stock dividends, and other adjustments described in Section 17 hereof).

In accordance with Code Section 162(m), if applicable, the aggregate number of Shares as to which Awards may be granted in any one calendar year to any one employee shall not exceed three hundred thousand (300,000) Shares (subject to adjustment for stock splits, stock dividends, and other adjustments described in
Section 17 hereof).

From time to time, the Committee and appropriate officers of the Company shall take whatever actions are necessary to file required documents with governmental authorities and stock exchanges so as to make Shares available for issuance pursuant to the Plan. Shares subject to Awards that expire or that are forfeited, terminated, unexercised, canceled by agreement of the Company and the Participant, settled in cash in lieu of Common Stock or in such manner that all or some of the Shares covered by such Awards are not issued to a Participant, or are exchanged for Awards that do not involve Common Stock, shall immediately become available for Awards. Awards payable in cash shall not reduce the number of Shares available for Awards under the Plan.

Except as otherwise set forth herein, the aggregate number of Shares as to which Awards may be granted shall be subject to change only by means of an amendment of the Plan duly adopted by the Company and approved by the stockholders of the Company within one year before or after the date of the adoption of the amendment.

4.       ADMINISTRATION OF THE PLAN

The Plan shall be administered by the Committee. A majority of the Committee shall constitute a quorum at any meeting thereof (including by telephone conference) and the acts of a majority of the members present, or acts approved in writing by a majority of the entire Committee without a meeting, shall be the acts of the Committee for purposes of this Plan. The Committee may authorize one or more of its members or an officer of the Company to execute and deliver documents on behalf of the Committee. A member of the Committee shall not exercise any discretion respecting himself or herself under the Plan. The Board shall have the authority to remove, replace or fill any vacancy of any member of the Committee upon notice to the Committee and the affected member. Any member of the Committee may resign upon notice to the Board. The Committee may allocate among one or more of its members, or may delegate to one or more of its agents, such duties and responsibilities as it determines. Subject to the provisions of the Plan, the Committee is authorized to:

(a) Interpret the provisions of the Plan and any Award or Award Agreement, and make all rules and determinations that it deems necessary or advisable to the administration of the Plan;

(b) Determine which employees of the Company or an Affiliate shall be designated as Participants and which of the employees shall be granted Awards;

(c) Determine whether an Option to be granted shall be an Incentive Option or Nonstatutory Option;

(d) Determine the number of Shares for which an Option or Restricted Stock shall be granted;

(e) Determine the number of Rights, the Cash Award or the Performance Award to be granted;

(f)      Provide for the acceleration of the right to exercise any Award; and

(g) Specify the terms, conditions, and limitations upon which Awards may be granted;

provided, however, that with respect to Incentive Options, all such interpretations, rules, determinations, terms, and conditions shall be made and prescribed in the context of preserving the tax status of the Incentive Options as incentive stock options within the meaning of Section 422 of the Code.

The Committee may delegate to the chief executive officer and to other senior officers of the Company or its Affiliates its duties under the Plan pursuant to such conditions or limitations as the Committee may establish, except that only the Committee may select, and grant Awards to, Participants who are subject to
Section 16 of the Exchange Act. All determinations of the Committee shall be made by a majority of its members. No member of the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any Award.

The Committee shall have the authority at any time to cancel Awards for reasonable cause and to provide for the conditions and circumstances under which Awards shall be forfeited.

Any determination made by the Committee pursuant to the provisions of the Plan shall be made in its sole discretion, and in the case of any determination relating to an Award, may be made at the time of the grant of the Award or, unless in contravention of any express term of the Plan or an Agreement, at any time thereafter. All decisions made by the Committee pursuant to the provisions of the Plan shall be final and binding on all persons, including the Company and the Participants. No determination shall be subject to de novo review if challenged in court.

5.       ELIGIBILITY FOR PARTICIPATION

Awards may be granted under this Plan only to employees of the Company or its Affiliates. The foregoing notwithstanding, each Participant receiving an Incentive Option must be an employee of the Company or of an Affiliate at the time the Incentive Option is granted.

The Committee may at any time and from time to time grant one or more Awards to one or more employees and may designate the number of Shares, if applicable, to be subject to each Award so granted, provided, however that no Incentive Option shall be granted after the expiration of ten (10) years from the earlier of the date of the adoption of the Plan by the Company or the approval of the Plan by the stockholders of the Company, and provided further, that the Fair Market Value of the Shares (determined at the time the Option is granted) as to which Incentive Options are exercisable for the first time by any employee during any single calendar year (under the Plan and under any other incentive stock option plan of the Company or an Affiliate) shall not exceed Two Million Dollars ($2,000,000). To the extent that the Fair Market Value of such Shares exceeds Two Million Dollars ($2,000,000), the Shares subject to Option in excess of Two Million Dollars ($2,000,000) shall, without further action by the Committee, automatically be converted to Nonstatutory Options.

Notwithstanding any of the foregoing provisions, the Committee may authorize the grant of an Award to a person not then in the employ of, or engaged by, the Company or of an Affiliate, conditioned upon such person becoming eligible to be granted an Award at or prior to the execution of the Award Agreement evidencing the actual grant of such Award.

6.       AWARDS UNDER THIS PLAN

As the Committee may determine, the following types of Awards may be granted under the Plan on a stand alone, combination, or tandem basis:

(a)      Incentive Option

An Award in the form of an Option  that shall  comply with the  requirements  of
Section 422 of the Code. Subject to adjustments in accordance with the provisions of Section 17, the aggregate number of Shares that may be subject to Incentive Options under the Plan shall not exceed Two Million (2,000,000).

(b)      Nonstatutory Option

An Award in the form of an Option that shall not be intended to comply with the requirements of Section 422 of the Code.

(c)      Restricted Stock

An Award made to a Participant in Common Stock or denominated in units of Common Stock, subject to future service and such other restrictions and conditions as may be established by the Committee, and as set forth in the Award Agreement, including but not limited to continuous service with the Company or its Affiliates, achievement of specific business objectives, increases in specified indices, attaining growth rates, and other measurements of Company or Affiliate performance.

(d)      Stock Appreciation Right

An Award in the form of a Right to receive the excess of the Fair Market Value of a Share on the date the Right is exercised over the Fair Market Value of a Share on the date the Right was granted.

(e)      Performance Awards

An Award made to a Participant that is subject to performance conditions specified by the Committee, including but not limited to continuous service with the Company or its Affiliates, achievement of specific business objectives, increases in specified indices, attaining growth rates, and other measurements of Company or Affiliate performance.

(f)      Cash Awards

An Award made to a Participant and denominated in cash, with the eventual payment subject to future service and such other restrictions and conditions as may be established by the Committee, and as set forth in the Award Agreement.

Each Award under the Plan shall be evidenced by an Award Agreement. Delivery of an Award Agreement to each Participant shall constitute an agreement between the Company and the Participant as to the terms and conditions of the Award.

7.       TERMS AND CONDITIONS OF INCENTIVE OPTIONS AND NONSTATUTORY OPTIONS

Each Option shall be set forth in an Award Agreement, duly executed on behalf of the Company and by the Participant to whom such Option is granted. Except for the setting of the Option price under Section 7(a), no Option shall be granted and no purported grant of any Option shall be effective until such Award Agreement shall have been duly executed on behalf of the Company and by the Participant. Each such Award Agreement shall be subject to at least the following terms and conditions:

(a)      Option Price

The purchase price of the Shares covered by each Option granted under the Plan shall be determined by the Committee. In the case of a grant of an Incentive Option (provided the Participant owns directly or by reason of the applicable attribution rules ten percent (10%) or less of the total combined voting power of all classes of share capital of the Company), and in the case of any grant of a Nonstatutory Option, the Option price per share of the Shares covered by each such Option shall be not less than the Fair Market Value of the Shares on the date of the grant of the Option. In all cases of Incentive Options not covered by the preceding sentence, the Option price shall be not less than one hundred ten percent (110%) of the Fair Market Value on the date of grant.

(b)      Number of Shares

Each Option shall state the number of Shares to which it pertains.

(c)      Term of Option

Each Incentive Option shall terminate not more than ten (10) years from the date of the grant thereof, or at such earlier time as the Award Agreement may provide, and shall be subject to earlier termination as herein provided, except that if the Option price is required under Section 7(a) to be at least one hundred ten percent (110%) of Fair Market Value, each such Incentive Option shall terminate not more than five (5) years from the date of the grant thereof, and shall be subject to earlier termination as herein provided. The Committee shall determine the time at which a Nonstatutory Option shall terminate.

(d)      Date of Exercise

Upon the authorization of the grant of an Option, or at any time thereafter, the Committee may, subject to the provisions of Section 7(c), prescribe the date or dates on which the Option becomes exercisable, and may provide that the Option become exercisable in installments over a period of years, or upon the attainment of stated goals.

(e)      Medium of Payment

The Option price shall be payable upon the exercise of the Option, as set forth in Section 7(j). It shall be payable in such form (permitted by Section 422 of the Code in the case of Incentive Options) as the Committee shall, either by rules promulgated pursuant to the provisions of Section 4 of the Plan, or in the particular Award Agreement, provide.

(f)      Termination of Employment

         (1) A Participant who ceases to be an employee of the Company or of an Affiliate for any reason other than death, Disability, Normal Retirement or termination "for cause," as defined in
                  Section 7(f)(2), may exercise any Option granted to such Participant, to the extent that the right to purchase Shares thereunder has become exercisable on the date of such termination, but only within three (3) months after such date of termination, or, if earlier, within the originally prescribed term of the Option. A Participant's employment shall not be deemed terminated by reason of a transfer to another employer that is the Company or an Affiliate.

         (2) A Participant who ceases to be an employee of the Company or of an Affiliate "for cause" shall, upon such termination, cease to have any right to exercise any Option. For purposes of this Plan, cause shall mean (A) a Participant's theft or embezzlement, or attempted theft or embezzlement, of money or property of the Company or of an Affiliate, a Participant's perpetration or attempted perpetration of fraud, or a Participant's participation in a fraud or attempted fraud, on the Company or of an Affiliate or a Participant's unauthorized appropriation of, or a Participant's attempt to misappropriate, any tangible or intangible assets or property of the Company or of an Affiliate; (B) any act or acts of disloyalty, dishonesty, misconduct, moral turpitude, or any other act or acts by a Participant injurious to the interest, property, operations, business or reputation of the Company or of an Affiliate; (C) a Participant's commission of a felony or any other crime the commission of which results in injury to the Company or of an Affiliate; or (D) any violation of any restriction on the disclosure or use of confidential information of the Company or of an Affiliate or on competition with the Company or of an Affiliate or any of its businesses as then conducted. The determination of the Committee as to the existence of cause shall be conclusive and binding upon the Participant and the Company or the Affiliate.

         (3) A Participant who is absent from work with the Company or an Affiliate because of temporary disability (any disability other than a Disability), or who is on leave of absence for any purpose permitted by any authoritative interpretation (i.e., regulation, ruling, case law, etc.) of Section 422 of the Code, shall not, during the period of any such absence, be deemed, by virtue of such absence alone, to have terminated his or her employment or relationship with the Company or with an Affiliate, except as the Committee may otherwise expressly provide or determine.

         (4) Section 7(f)(1) shall control and fix the rights of a Participant who ceases to be an employee of the Company or of an Affiliate for any reason other than Disability, death, Normal Retirement or termination "for cause," and who subsequently becomes Disabled or dies. Nothing in Section 7(g) and (h) shall be applicable in any such case.

(g)      Total and Permanent Disability

A Participant, who ceases to be an employee of the Company or of an Affiliate by reason of Disability, may exercise any Option granted to such Participant (notwithstanding that the Participant might not have been able to exercise the Option as to some or all of the Shares if the Participant had not become Disabled) within a period of not more than twelve (12) months after the date that the Participant became Disabled as determined by the Committee, or, if earlier, within the originally prescribed term of the Option.

(h)      Death

In the event that a Participant to whom an Option has been granted ceases to be an employee of the Company or of an Affiliate by reason of such Participant's death, any Option granted to such Participant (notwithstanding that the Participant might not have been able to exercise the Option as to some or all of the Shares if the Participant had not died) may be exercised by the Participant's estate or personal representative within a period of not more than twelve (12) months after the date of death of such Participant or, if earlier, within the originally prescribed term of the Option.

(i)      Normal Retirement

Except as otherwise mandated by Code Section 422, a Participant, who ceases to be an employee of the Company or of an Affiliate by reason of such Participant's Normal Retirement, may exercise any Option (notwithstanding that the Participant might not have been able to exercise the Option as to some or all of the Shares if the Participant had not terminated his or her employment because of Normal Retirement) within a period of not more than twelve (12) months after the date of Normal Retirement, or, if earlier, within the originally prescribed term of the Option.

(j)      Exercise of Option and Issuance of Stock

Options shall be exercised by giving written notice to the Company. Such written notice shall: (1) be signed by the person exercising the Option, (2) state the number of Shares with respect to which the Option is being exercised, (3) contain the warranty required by Section 7(n), if applicable, and (4) specify a date (other than a Saturday, Sunday or legal holiday) not less than five (5) nor more than ten (10) days after the date of such written notice, as the date on which the Shares will be purchased. Such tender and conveyance shall take place at the principal office of the Company during ordinary business hours, or at such other hour and place agreed upon by the Company and the person or persons exercising the Option. On the date specified in such written notice (which date may be extended by the Company in order to comply with any law or regulation that requires the Company to take any action with respect to the Option Shares prior to the issuance thereof), the Company shall accept payment for the Option Shares in cash, by bank or certified check, by wire transfer, or by such other means as may be approved by the Committee and shall deliver to the person or persons exercising the Option in exchange therefor an appropriate certificate or certificates for fully paid nonassessable Shares or undertake to deliver certificates within a reasonable period of time. In the event of any failure to take up and pay for the number of Shares specified in such written notice on the date set forth therein (or on the extended date as above provided), the right to exercise the Option shall terminate with respect to such number of Shares, but shall continue with respect to the remaining Shares covered by the Option and not yet acquired pursuant thereto.

If approved in advance by the Committee, payment in full or in part also may be made (1) by delivering Shares already owned by the Participant having a total Fair Market Value on the date of such delivery equal to the Option price; (2) by the execution and delivery of a note or other evidence of indebtedness (and any security agreement thereunder) satisfactory to the Committee; (3) by authorizing the Company to retain Shares that otherwise would be issuable upon exercise of the Option having a total Fair Market Value on the date of delivery equal to the Option price; (4) by the delivery of cash or the extension of credit by a broker-dealer to whom the Participant has submitted a notice of exercise or otherwise indicated an intent to exercise an Option (in accordance with part 220, Chapter II, Title 12 of the Code of Federal Regulations, a so-called "cashless" exercise); or (5) by any combination of the foregoing.

(k)      Rights as a Stockholder

No Participant to whom an Option has been granted shall have rights as a stockholder with respect to any Shares covered by such Option except as to such Shares as have been registered in the Company's share register in the name of such Participant upon the due exercise of the Option and tender of the full Option price.

(l)      Assignability and Transferability of Option

Unless otherwise permitted by the Code and by Rule 16b-3 of the Exchange Act, if applicable, and approved in advance by the Committee, an Option granted to a Participant shall not be transferable by the Participant and shall be exercisable, during the Participant's lifetime, only by such Participant or, in the event of the Participant's incapacity, his guardian or legal representative. Except as otherwise permitted herein, such Option shall not be assigned, pledged, or hypothecated in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment, or similar process and any attempted transfer, assignment, pledge, hypothecation or other disposition of any Option or of any rights granted thereunder contrary to the provisions of this Section 7(l), or the levy of any attachment or similar process upon an Option or such rights, shall be null and void.

(m)      Other Provisions

The Award Agreement for an Incentive Option shall contain such limitations and restrictions upon the exercise of the Option as shall be necessary in order that such Option can be an "incentive stock option" within the meaning of Section 422 of the Code. Further, the Award Agreements authorized under the Plan shall be subject to such other terms and conditions including, without limitation, restrictions upon the exercise of the Option, as the Committee shall deem advisable and which, in the case of Incentive Options, are not inconsistent with the requirements of Section 422 of the Code.

(n)      Purchase for Investment

If Shares to be issued upon the particular exercise of an Option shall not have been effectively registered under the Securities Act of 1933, as now in force or hereafter amended, the Company shall be under no obligation to issue the Shares covered by such exercise unless and until the following conditions have been fulfilled. The person who exercises such Option shall warrant to the Company that, at the time of such exercise, such person is acquiring his or her Option Shares for investment and not with a view to, or for sale in connection with, the distribution of any such Shares, and shall make such other representations, warranties, acknowledgments, and affirmations, if any, as the Committee may require. In such event, the person acquiring such Shares shall be bound by the provisions of the following legend (or similar legend) which shall be endorsed upon the certificate(s) evidencing his or her Option Shares issued pursuant to such exercise.

                  "The shares represented by this certificate have been acquired for investment and they may not be sold or otherwise transferred by any person, including a pledgee, in the absence of an effective registration statement for the shares under the Securities Act of 1933 or an opinion of counsel satisfactory to the Company that an exemption from registration is then available."

                  "The shares of stock represented by this certificate are subject to all of the terms and conditions of a certain Agreement dated as of _________________, _____, among the Company and certain of its stockholders. A copy of the Agreement is on file in the office of the Secretary of the Company. The Agreement provides, among other things, for restrictions upon the holder's right to transfer the shares represented hereby, and for certain prior rights to purchase and certain obligations to sell the shares of common stock evidenced by this certificate at a designated purchase price determined in accordance with certain procedures. Any attempted transfer of these shares other than in compliance with the Agreement shall be void and of no effect. By accepting the shares of stock evidenced by this certificate, any permitted transferee agrees to be bound by all of the terms and conditions of said Agreement."

Without limiting the generality of the foregoing, the Company may delay issuance of the Shares until completion of any action or obtaining any consent that the Company deems necessary under any applicable law (including without limitation state securities or "blue sky" laws).

(o)      Repricing

The Committee may not at any time reduce the exercise price of an Option previously awarded to any Participant, whether through amendment, cancellation or replacement grants, or any other means (subject to adjustments for stock splits, stock dividends, and other adjustments described in Section 17 hereof).

8.       REQUIRED TERMS AND CONDITIONS OF RESTRICTED STOCK

(a) The Committee may from time to time grant an Award in Shares of Common Stock or grant an Award denominated in units of Common Stock, for such consideration, if any, as the Committee deems appropriate (which amount may be less than the Fair Market Value of the Common Stock on the date of the Award), and subject to such restrictions and conditions and other terms as the Committee may determine at the time of the Award (including, but not limited to, continuous service with the Company or its Affiliates, achievement of specific business objectives, increases in specified indices, attaining growth rates, and other measurements of Company or Affiliate performance), and subject further to the general provisions of the Plan, the applicable Award Agreement, and the following specific rules.

(b) If Shares of Restricted Stock are awarded, such Shares cannot be assigned, sold, transferred, pledged, or hypothecated prior to the lapse of the restrictions applicable thereto, and, in no event, prior to six (6) months from the date of the Award. The Company shall issue, in the name of the Participant, stock certificates representing the total number of Shares of Restricted Stock awarded to the Participant, as soon as may be reasonably practicable after the grant of the Award.

(c) Restricted Stock issued to a Participant under the Plan shall be governed by an Award Agreement that shall specify whether Shares of Common Stock are awarded to the Participant, or whether the Award shall be one not of Shares of Common Stock but one denominated in units of Common Stock, any consideration required thereto, and such other provisions as the Committee shall determine.

(d) Subject to the provisions of Section 8(b) and (e) hereof and the restrictions set forth in the related Award Agreement, the Participant receiving an Award of Shares of Restricted Stock shall thereupon be a stockholder with respect to all of the Shares represented by such certificate or certificates and shall have the rights of a stockholder with respect to such Shares, including the right to vote such Shares and to receive dividends and other distributions made with respect to such Shares. All Common Stock received by a Participant as the result of any dividend on the Shares of Restricted Stock, or as the result of any stock split, stock distribution, or combination of the Shares affecting Restricted Stock, shall be subject to the restrictions set forth in the related Award Agreement.

(e) Restricted Stock or units of Restricted Stock awarded to a Participant pursuant to the Plan will be forfeited, and any Shares of Restricted Stock or units of Restricted Stock sold to a Participant pursuant to the Plan may, at the Company's option, be resold to the Company for an amount equal to the price paid therefor, and in either case, such Restricted Stock or units of Restricted Stock shall revert to the Company, if the Company so determines in accordance with
Section 13 or any other condition set forth in the Award Agreement, or, alternatively, if the Participant's employment with the Company or its Affiliates terminates, other than for reasons set forth in Section 12, prior to the expiration of the forfeiture or restriction provisions set forth in the Award Agreement.

(f) The Committee, in its discretion, shall have the power to accelerate the date on which the restrictions contained in the Award Agreement shall lapse with respect to any or all Restricted Stock awarded under the Plan.

(g) The Committee may prescribe such other restrictions, conditions, and terms applicable to Restricted Stock issued to a Participant under the Plan that are neither inconsistent with nor prohibited by the Plan or the Award Agreement, including, without limitation, terms providing for a lapse of the restrictions of this Section or any Award Agreement in installments.

(h) Notwithstanding anything in this Article 8 to the contrary, any restriction period imposed hereunder shall be for a period of not less than three (3) years, if such restriction is based upon continuous service with the Company or its Affiliates.

9.       REQUIRED TERMS AND CONDITIONS OF STOCK APPRECIATION RIGHTS

If deemed by the Committee to be in the best interests of the Company, a Participant may be granted a Right. Each Right shall be granted subject to such restrictions and conditions and other terms as the Committee may specify in the Award Agreement at the time the Right is granted, subject to the general provisions of the Plan, and the following specific rules.

(a) Rights may be granted, if at all, either singly, in combination with another Award, or in tandem with another Award. At the time of grant of a Right, the Committee shall specify the base price of Common Stock to be used in connection with the calculation described in Section 9(b), provided that the base price shall not be less than one hundred percent (100%) of the Fair Market Value of a Share of Common Stock on the date of grant, unless approved by the Board.

(b) Upon exercise of a Right, which shall be not less than six (6) months from the date of the grant, the Participant shall be entitled to receive in accordance with Section 14, and as soon as practicable, the excess of the Fair Market Value of one Share of Common Stock on the date of exercise over the base price specified in such Right, multiplied by the number of Shares of Common Stock then subject to the Right, or the portion thereof being exercised.

(c) Notwithstanding anything herein to the contrary, if the Award granted to a Participant allows him or her to elect to cancel all or any portion of an unexercised Option by exercising an additional or tandem Right, then the Option price per Share of Common Stock shall be used as the base price specified in
Section 9(a) to determine the value of the Right upon such exercise and, in the event of the exercise of such Right, the Company's obligation with respect to such Option or portion thereof shall be discharged by payment of the Right so exercised. In the event of such a cancellation, the number of Shares as to which such Option was canceled shall become available for use under the Plan, less the number of Shares, if any, received by the Participant upon such cancellation in accordance with Section 14.

(d) A Right may be exercised only by the Participant (or, if applicable under Section 12, by a legatee or legatees of such Right, or by the Participant's executors, personal representatives, or distributees).

10.      PERFORMANCE AWARDS

(a) A Participant may be granted an Award that is subject to performance conditions specified by the Committee. The Committee may use business criteria and other measures of performance it deems appropriate in establishing any performance conditions (including, but not limited to, continuous service with the Company or its Affiliates, achievement of specific business objectives, increases in specified indices, attaining growth rates, and other measurements of Company or Affiliate performance), and may exercise its discretion to reduce or increase the amounts payable under any Award subject to performance conditions, except as otherwise limited under Section 10(c) and (d), below, in the case of a Performance Award intended to qualify under Code Section 162(m).

(b) Any Performance Award will be forfeited if the Company so determines in accordance with Section 13 or any other condition set forth in the Award Agreement, or, alternatively, if the Participant's employment with the Company or its Affiliates terminates, other than for reasons set forth in Section 12, prior to the expiration of the time period over which the performance conditions are to be measured.

(c) If the Committee determines that a Performance Award to be granted to an employee should qualify as "performance-based compensation" for purposes of Code
Section 162(m), the grant and/or settlement of such Performance Award shall be contingent upon achievement of preestablished performance goals and other terms set forth in Section 10(c).

         (1)      Performance  Goals Generally.  The performance  goals for such
                  Performance Awards shall consist of one or more business criteria and a targeted level or levels of performance with respect to such criteria, as specified by the Committee consistent with this Section 10(c). Performance goals shall be objective and shall otherwise meet the requirements of Code
                  Section 162(m), including the requirement that the level or levels of performance targeted by the Committee result in the performance goals being "substantially uncertain." The Committee may determine that more than one performance goal must be achieved as a condition to settlement of such
                  Performance Awards. Performance goals may differ for Performance Awards granted to any one Participant or to different Participants.

         (2) Business Criteria. One or more of the following business criteria for the Company, on a consolidated basis, and/or for specified Affiliates or business units of the Company (except with respect to the total stockholder return and earnings per share criteria), shall be used exclusively by the Committee in establishing performance goals for such Performance Awards:
                  (A) total stockholder return; (B) such total stockholder return as compared to the total return (on a comparable basis) of a publicly available index such as, but not limited to, the Standard & Poor's 500 or the Nasdaq-U.S. Index; (C) net income; (D) pre-tax earnings; (E) EBITDA; (F) pre-tax operating earnings after interest expense and before bonuses, service fees, and extraordinary or special items; (G) operating margin; (H) earnings per share; (I) return on equity; (J) return on capital; (K) return on investment; (L) operating income, excluding the effect of charges for acquired in-process technology and before payment of executive bonuses;
                  (M) earnings per share, excluding the effect of charges for acquired in-process technology and before payment of executive bonuses; (N) working capital; and (O) total revenues. The foregoing business criteria also may be used in establishing performance goals for Cash Awards granted under Section 11 hereof.

         (3) Compensation Limitation. No employee may receive a Performance Award in excess of $1 million for any three (3) year period.

(d) Achievement of performance goals in respect of such Performance Awards shall be measured over such periods as may be specified by the Committee. Performance goals shall be established on or before the dates that are required or permitted for "performance-based compensation" under Code Section 162(m).

(e) Settlement of Performance Awards may be in cash or Shares, or other property, in the discretion of the Committee. The Committee may, in its discretion, reduce the amount of a settlement otherwise to be made in connection with such Performance Awards, but may not exercise discretion to increase any such amount payable in respect of a Performance Award subject to Code Section 162(m).

11.      REQUIRED TERMS AND CONDITIONS OF CASH AWARDS

(a) The Committee may from time to time authorize the award of cash payments under the Plan to Participants, subject to such restrictions and conditions and other terms as the Committee may determine at the time of authorization
(including, but not limited to, continuous service with the Company or its Affiliates, achievement of specific business objectives, increases in specified indices, attaining growth rates, and other measurements of Company or Affiliate performance), and subject to the general provisions of the Plan, the applicable Award Agreement, and the following specific rules.

(b) Any Cash Award will be forfeited if Company so determines in accordance with
Section 13 or any other condition set forth in the Award Agreement, or, alternatively, if the Participant's employment with the Company or its Affiliates terminates, other than for reasons set forth in Section 12, prior to the attainment of any goals set forth in the Award Agreement or prior to the expiration of the forfeiture or restriction provisions set forth in the Award Agreement, whichever is applicable.

(c) The Committee, in its discretion, shall have the power to change the date on which the restrictions contained in the Award Agreement shall lapse, or the date on which goals are to be measured, with respect to any Cash Award.

(d) Any Cash Award, if not previously forfeited, shall be payable in accordance with Section 14 as soon as practicable after the restrictions lapse or the goals are attained.

(e) The Committee may prescribe such other restrictions, conditions, and terms applicable to the Cash Awards issued to a Participant under the Plan that are neither inconsistent with nor prohibited by the Plan or the Award Agreement, including, without limitation, terms providing for a lapse of the restrictions, or a measurement of the goals, in installments.

12.      TERMINATION OF EMPLOYMENT

Except as may otherwise be (A) provided in Section 7 for Options, (B) provided for under the Award Agreement, or (C) permitted pursuant to Sections 12(a) and
(c) (subject to the limitations under the Code for Incentive Options), if the employment of a Participant terminates, all unexpired, unpaid, unexercised, or deferred Awards shall be canceled immediately.

(a) Retirement under a Company or Affiliate Retirement Plan. When a Participant's employment terminates as a result of retirement as defined under a Company or Affiliate retirement plan but such retirement is not a Normal Retirement as defined under the Section 2(o) of the Plan, the Committee may permit Awards to continue in effect beyond the date of retirement in accordance with the applicable Award Agreement, and/or the exercisability and vesting of any Award may be accelerated.

(b) Resignation in the Best Interests of the Company or an Affiliate. When a Participant resigns from the Company or an Affiliate and, in the judgment of the chief executive officer or other senior officer designated by the Committee, the acceleration and/or continuation of outstanding Awards would be in the best interests of the Company, the Committee may (i) authorize, where appropriate, the acceleration and/or continuation of all or any part of Awards granted prior to such termination and (ii) permit the exercise, vesting, and payment of such Awards for such period as may be set forth in the applicable Award Agreement, subject to earlier cancellation pursuant to Section 13 or at such time as the Committee shall deem the continuation of all or any part of the Participant's Awards are not in the Company's or its Affiliate's best interests.

(c)      Death or Disability of a Participant

         (1) In the event of a Participant's death, the Participant's estate or beneficiaries shall have a period up to the earlier of (A) the expiration date specified in the Award Agreement, or (B) the expiration date specified Section 7(h), within which to receive or exercise any outstanding Awards held by the Participant under such terms as may be specified in the applicable Award Agreement. Rights to any such outstanding Awards shall pass by will or the laws of descent and distribution in the following order: (i) to beneficiaries so designated by the Participant; (ii) to a legal representative of the Participant; or (iii) to the persons entitled thereto as determined by a court of competent jurisdiction. Awards so passing shall be made at such times and in such manner as if the Participant were living.

         (2) In the event a Participant is determined by the Company to be Disabled, and subject to the limitations of Section 7(g), Awards may be paid to, or exercised by, the Participant, if legally competent, or by a legally designated guardian or other representative if the Participant is legally incompetent by virtue of such Disability.

         (3) After the death or Disability of a Participant, the Committee may in its sole discretion at any time (A) terminate restrictions in Award Agreements; (B) accelerate any or all installments and rights; and/or (C) instruct the Company to pay the total of any accelerated payments in a lump sum to the Participant, the Participant's estate, beneficiaries or representative, notwithstanding that, in the absence of such termination of restrictions or acceleration of payments, any or all of the payments due under the Awards ultimately might have become payable to other beneficiaries.

13.      CANCELLATION AND RESCISSION OF AWARDS

Unless the Award Agreement specifies otherwise, the Committee may cancel any unexpired, unpaid, unexercised, or deferred Awards at any time if the Participant is not in compliance with the applicable provisions of the Award Agreement, the Plan, or with the following conditions:

(a) A Participant shall not breach any protective agreement entered into between him or her and the Company or any Affiliates, or render services for any organization or engage directly or indirectly in any business which, in the judgment of the chief executive officer of the Company or other senior officer designated by the Committee, is or becomes competitive with the Company, or which organization or business, or the rendering of services to such organization or business, is or becomes otherwise prejudicial to or in conflict with the interests of the Company. For a Participant whose employment has terminated, the judgment of the chief executive officer shall be based on terms of the protective agreement, if applicable, or on the Participant's position and responsibilities while employed by the Company or its Affiliates, the Participant's post-employment responsibilities and position with the other organization or business, the extent of past, current, and potential competition or conflict between the Company and other organization or business, the effect of the Participant's assuming the post-employment position on the Company's or its Affiliate's customers, suppliers, investors, and competitors, and such other considerations as are deemed relevant given the applicable facts and circumstances. A Participant may, however, purchase as an investment or otherwise, stock or other securities of any organization or business so long as they are listed upon a recognized securities exchange or traded over-the-counter, and such investment does not represent a substantial investment to the Participant or a greater than one percent (1%) equity interest in the organization or business.

(b) A Participant shall not, without prior written authorization from the Company, disclose to anyone outside the Company or its Affiliates, or use in other than the Company's or Affiliate's business, any confidential information or materials relating to the business of the Company or its Affiliates, acquired by the Participant either during or after employment with the Company or its Affiliates.

(c) A Participant shall disclose promptly and assign to the Company all right, title, and interest in any invention or idea, patentable or not, made or conceived by the Participant during employment with the Company or an Affiliate, relating in any manner to the actual or anticipated business, research, or development work of the Company or its Affiliates, and shall do anything reasonably necessary to enable the Company or its Affiliates to secure a patent, trademark, copyright, or other protectable interest where appropriate in the United States and in foreign countries.

Upon exercise, payment, or delivery pursuant to an Award, the Participant shall certify on a form acceptable to the Committee that he or she is in compliance with the terms and conditions of the Plan, including the provisions of this Sections 13(a), (b) or (c). Failure to comply with the provisions of this Sections 13(a), (b) or (c) prior to, or during the one (1) year period after, any exercise, payment, or delivery pursuant to an Award shall cause such exercise, payment, or delivery to be rescinded. The Company shall notify the Participant in writing of any such rescission within two (2) years after such exercise, payment, or delivery. Within ten (10) days after receiving such a notice from the Company, the Participant shall pay to the Company the amount of any gain realized or payment received as a result of the rescinded exercise, payment, or delivery pursuant to the Award. Such payment shall be made either in cash or by returning to the Company the number of Shares of Common Stock that the Participant received in connection with the rescinded exercise, payment, or delivery.

14.      PAYMENT OF RESTRICTED STOCK, RIGHTS, PERFORMANCE AWARDS AND CASH AWARDS

Payment of Restricted Stock, Rights, Performance Awards and Cash Awards may be made, as the Committee shall specify, in the form of cash, Shares of Common Stock, or combinations thereof; provided, however, that a fractional Share of Common Stock shall be paid in cash equal to the Fair Market Value of the fractional Share of Common Stock at the time of payment.

15.      WITHHOLDING

Except as otherwise provided by the Committee,

(a) The Company shall have the power and right to deduct or withhold, or require a Participant to remit to the Company, an amount sufficient to satisfy federal, state, and local taxes required by law to be withheld with respect to any grant, exercise, or payment made under or as a result of this Plan; and

(b) In the case of payments of Awards, or upon any other taxable event hereunder, a Participant may elect, subject to the approval in advance by the Committee, to satisfy the withholding requirement, if any, in whole or in part, by having the Company withhold Shares of Common Stock that would otherwise be transferred to the Participant having a Fair Market Value, on the date the tax is to be determined, equal to the minimum marginal tax that could be imposed on the transaction. All elections shall be made in writing and signed by the Participant.


16.      SAVINGS CLAUSE

This Plan is intended to comply in all respects with applicable law and regulations, including, (A) with respect to those Participants who are officers or directors for purposes of Section 16 of the Exchange Act, Rule 16b-3 of the Securities and Exchange Commission, if applicable, and (B) with respect to executive officers, Code Section 162(m). In case any one or more provisions of this Plan shall be held invalid, illegal, or unenforceable in any respect under applicable law and regulation (including Rule 16b-3 and Code Section 162(m)), the validity, legality, and enforceability of the remaining provisions shall not in any way be affected or impaired thereby and the invalid, illegal, or unenforceable provision shall be deemed null and void; however, to the extent permitted by law, any provision that could be deemed null and void shall first be construed, interpreted, or revised retroactively to permit this Plan to be construed in compliance with all applicable law (including Rule 16b-3 and Code
Section 162(m)) so as to foster the intent of this Plan. Notwithstanding anything herein to the contrary, with respect to Participants who are officers and directors for purposes of Section 16 of the Exchange Act, if applicable, and if required to comply with rules promulgated thereunder, no grant of, or Option to purchase, Shares shall permit unrestricted ownership of Shares by the Participant for at least six (6) months from the date of grant or Option, unless the Board determines that the grant of, or Option to purchase, Shares otherwise satisfies the then current Rule 16b-3 requirements.

17.      ADJUSTMENTS UPON CHANGES IN CAPITALIZATION; CORPORATE TRANSACTIONS

In the event that the outstanding Shares of the Company are changed into or exchanged for a different number or kind of shares or other securities of the Company or of another corporation by reason of any reorganization, merger, consolidation, recapitalization, reclassification, change in par value, stock split-up, combination of shares or dividends payable in capital stock, or the like, appropriate adjustments to prevent dilution or enlargement of the Awards granted to, or available for, Participants shall be made in the manner and kind of Shares for the purchase of which Awards may be granted under the Plan, and, in addition, appropriate adjustment shall be made in the number and kind of Shares and in the Option price per share subject to outstanding Options. The foregoing notwithstanding, no such adjustment shall be made in an Incentive Option which shall, within the meaning of Section 424 of the Code, constitute such a modification, extension, or renewal of an Option as to cause it to be considered as the grant of a new Option.

Notwithstanding anything herein to the contrary, the Company may, in its sole discretion, accelerate the timing of the exercise provisions of any Award in the event of a tender offer for the Company's Shares, the adoption of a plan of merger or consolidation under which a majority of the Shares of the Company would be eliminated, or a sale of all or any portion of the Company's assets or capital stock. Alternatively, the Company may, in its sole discretion, cancel any or all Awards upon any of the foregoing events and provide for the payment to Participants in cash of an amount equal to the value or appreciated value, whichever is applicable, of the Award, as determined in good faith by the Committee, at the close of business on the date of such event. The preceding two sentences of this Section 17 notwithstanding, the Company shall be required to accelerate the timing of the exercise provisions of any Award if (i) any such business combination is to be accounted for as a pooling-of-interests under APB Opinion 16 and (ii) the timing of such acceleration does not prevent such pooling-of-interests treatment.

Upon a business combination by the Company or any of its Affiliates with any corporation or other entity through the adoption of a plan of merger or consolidation or a share exchange or through the purchase of all or substantially all of the capital stock or assets of such other corporation or entity, the Board or the Committee may, in its sole discretion, grant Options pursuant hereto to all or any persons who, on the effective date of such transaction, hold outstanding options to purchase securities of such other corporation or entity and who, on and after the effective date of such transaction, will become employees or directors of, or consultants or advisors to, the Company or its Affiliates. The number of Shares subject to such substitute Options shall be determined in accordance with the terms of the transaction by which the business combination is effected. Notwithstanding the other provisions of this Plan, the other terms of such substitute Options shall be substantially the same as or economically equivalent to the terms of the options for which such Options are substituted, all as determined by the Board or by the Committee, as the case may be. Upon the grant of substitute Options pursuant hereto, the options to purchase securities of such other corporation or entity for which such Options are substituted shall be cancelled immediately.

18.      DISSOLUTION OR LIQUIDATION OF THE COMPANY

Upon the dissolution or liquidation of the Company other than in connection with a transaction to which Section 17 is applicable, all Awards granted hereunder shall terminate and become null and void; provided, however, that if the rights of a Participant under the applicable Award have not otherwise terminated and expired, the Participant may, if the Committee, in its sole discretion, so permits, have the right immediately prior to such dissolution or liquidation to exercise any Award granted hereunder to the extent that the right thereunder has become exercisable as of the date immediately prior to such dissolution or liquidation.

19.      TERMINATION OF THE PLAN

The Plan shall terminate (10) years from the earlier of the date of its adoption by the Board or the date of its approval by the stockholders. The Plan may be terminated at an earlier date by vote of the stockholders or the Board; provided, however, that any such earlier termination shall not affect any Award Agreements executed prior to the effective date of such termination. Notwithstanding anything in this Plan to the contrary, any Options granted prior to the effective date of the Plan's termination may be exercised until the earlier of (A) the date set forth in the Award Agreement, or (B) in the case of an Incentive Option, ten (10) years from the date the Option is granted; and the provisions of the Plan with respect to the full and final authority of the Committee under the Plan shall continue to control.

20.      AMENDMENT OF THE PLAN

The Plan may be amended by the Board and such amendment shall become effective upon adoption by the Board; provided, however, that any amendment that (A) increases the numbers of Shares that may be granted under this Plan, other than as provided by Section 17, (B) materially modifies the requirements as to eligibility to participate in the Plan, (C) materially increases the benefits to Participants, (D) extends the period during which Incentive Options may be granted or exercised, or (E) changes the designation of the class of employees eligible to receive Incentive Options, or otherwise causes the Incentive Options to no longer qualify as "incentive stock options" as defined in Section 422 of the Code, also shall be subject to the approval of the stockholders of the Company within one (1) year either before or after such adoption by the Board, subject to the requirements of Section 16 of the Plan.

21.      EMPLOYMENT RELATIONSHIP

Nothing herein contained shall be deemed to prevent the Company or an Affiliate from terminating the employment of a Participant, nor to prevent a Participant from terminating the Participant's employment with the Company or an Affiliate.

22.      INDEMNIFICATION OF COMMITTEE

In addition to such other rights of indemnification as they may have as directors or as members of the Committee, the members of the Committee shall be indemnified by the Company against all reasonable expenses, including attorneys' fees, actually and reasonably incurred in connection with the defense of any action, suit or proceeding, or in connection with any appeal therein, to which they or any of them may be a party by reason of any action taken by them as directors or members of the Committee and against all amounts paid by them in settlement thereof (provided such settlement is approved by the Board) or paid by them in satisfaction of a judgment in any such action, suit or proceeding, except in relation to matters as to which it shall be adjudged in such action, suit or proceeding that the director or Committee member is liable for gross negligence or willful misconduct in the performance of his or her duties. To receive such indemnification, a director or Committee member must first offer in writing to the Company the opportunity, at its own expense, to defend any such action, suit or proceeding.

23.      UNFUNDED PLAN

Insofar as it provides for payments in cash in accordance with Section 14, or otherwise, the Plan shall be unfunded. Although bookkeeping accounts may be established with respect to Participants who are entitled to cash, Common Stock, or rights thereto under the Plan, any such accounts shall be used merely as a bookkeeping convenience. The Company shall not be required to segregate any assets that may at any time be represented by cash, Common Stock, or rights thereto, nor shall the Plan be construed as providing for such segregation, nor shall the Company, the Board, or the Committee be deemed to be a trustee of any cash, Common Stock, or rights thereto to be granted under the Plan. Any liability of the Company to any Participant with respect to a grant of cash, Common Stock, or rights thereto under the Plan shall be based solely upon any contractual obligations that may be created by the Plan and any Award Agreement; no such obligation of the Company shall be deemed to be secured by any pledge or other encumbrance on any property of the Company. Neither the Company nor the Board nor the Committee shall be required to give any security or bond for the performance of any obligation that may be created by the Plan.

24.      MITIGATION OF EXCISE TAX

If any payment or right accruing to a Participant under this Plan (without the application of this Section 24), either alone or together with other payments or rights accruing to the Participant from the Company or an Affiliate, would constitute a "parachute payment" (as defined in Section 280G of the Code and regulations thereunder), such payment or right shall be reduced to the largest amount or greatest right that will result in no portion of the amount payable or right accruing under the Plan being subject to an excise tax under Section 4999 of the Code or being disallowed as a deduction under Section 280G of the Code. The determination of whether any reduction in the rights or payments under this Plan is to apply shall be made by the Company. The Participant shall cooperate in good faith with the Company in making such determination and providing any necessary information for this purpose.

25.      EFFECTIVE DATE

This Plan shall become effective upon adoption by the Board, provided that the Plan is approved by the stockholders of the Company before or at the Company's next annual meeting, but in no event shall stockholder approval be sought more than one (1) year after such adoption by the Board.

26.      GOVERNING LAW

This Plan shall be governed by the laws of the State of Illinois and construed in accordance therewith.

Amended and restated this 30th day of April, 1999.