Form 10-Q
period 2000-04-01
USFREIGHTWAYS CORP
filed 2000-05-10
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000, OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _______________

                         Commission File Number 0-19791

                          USFREIGHTWAYS CORPORATION
             (Exact name of registrant as specified in its charter)


      Delaware                               36-3790696
    (State of Incorporation)       (IRS Employer Identification No.)

       8550 W. Bryn Mawr Ave., Chicago, Illinois           60631
     (Address of principal executive offices)       (Zip Code)

                       Registrant's telephone number
                   including area code: (773) 824-1000


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

As of May 3, 2000, 26,604,777 shares of common stock were outstanding.

                             PART I: FINANCIAL INFORMATION



Item 1.                           Financial Statements.

                                USFreightways Corporation
                             Condensed Consolidated Balance Sheets
                                Unaudited (Dollars in thousands)

                                                              April 1,          December 31,
                                                                 2000                  1999
-----------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash                                               $        9,162        $          6,862
     Accounts receivable, net                                  304,122                 293,989
     Other                                                      71,057                  62,077
                                                     -----------------     -------------------
          Total current assets                                 384,341                 362,928
                                                     -----------------     -------------------

Net property and equipment                                     691,581                 660,510
Net intangible assets                                          174,430                 174,538
Other assets                                                    15,329                  14,191
                                                     -----------------     -------------------
Total assets                                            $    1,265,681        $      1,121,167
                                                     -----------------     -------------------

Liabilities and Stockholders' Equity
Current liabilities:
     Current  debt                                      $       17,044        $         20,561
     Notes payable                                             100,000                 100,000
     Accounts payable                                           80,340                  89,193
     Other current liabilities                                 200,400                 160,590
                                                     -----------------      ------------------
     Total current liabilities                                 397,784                 370,344
                                                     -----------------      ------------------
Long-term liabilities:
     Long-term debt                                             36,848                  33,137
     Notes payable                                             100,000                 100,000
     Other long-term liabilities                               150,983                 149,827
                                                      -----------------     ------------------
            Total long-term liabilities                        287,831                 282,964
                                                      -----------------     ------------------
Common stockholders' equity                                    580,066                 558,859
                                                      -----------------     ------------------
Total liabilities and stockholders' equity              $    1,265,681        $      1,121,167
                                                      -----------------     ------------------



                              USFreightways Corporation
                         Consolidated Statements of Income
             Unaudited (Dollars in thousands, except per-share amounts)

                                             Three months ended
                                        -------------------------------------
                                               April 1,              April 3,
                                                  2000                  1999
-----------------------------------------------------------------------------
Operating revenue
     LTL Trucking                        $    460,804       $    410,797
     TL Trucking                               19,488             10,286
     Logistics                                 67,125             41,022
     Freight Forwarding                        60,804             51,124
                                     -----------------      ----------------
Total operating revenue                  $    608,221       $    513,229

Operating expenses:
     LTL Trucking                             422,621            380,653
     TL Trucking                               18,543              9,601
     Logistics                                 62,883             38,291
     Freight Forwarding                        60,088             49,674
     Corporate and other                        3,327              2,779
                                     -----------------       ----------------
Total operating expenses                      567,462            480,998
                                     -----------------       ----------------
Income from operations                         40,759             32,231
                                     -----------------       ----------------
Non-operating income (expense):
     Interest expense                          (4,571)            (2,812)
     Interest income                              192                232
     Other, net                                   493                 24
                                      ----------------        ---------------
Total non-operating expense                    (3,886)            (2,556)
                                      ----------------        ---------------
Net income before income taxes                 36,873              29,675
Income tax expense                             14,823              12,167
Minority interest, net of taxes                  (266)                  -
                                      -----------------       ---------------
Net income                                $    22,316       $      17,508
                                      -----------------       ---------------

Average shares outstanding - basic         26,509,438           26,313,897
Average shares outstanding - diluted       27,456,591           26,988,930
Basic earnings per common share:          $      0.84        $        0.67
Diluted earnings per common share:        $      0.81        $        0.65
                                      -----------------     ------------------

                                 USFreightways Corporation
                         Condensed Consolidated Statements of Cash Flows
                                Unaudited (Dollars in thousands)

                                                             Three months ended
                                                --------------------------------------
                                                      April 1,                April 3,
                                                         2000                    1999
-----------------------------------------------------------------------------------
Cash flows from operating activities:

Net Income                                        $    22,316        $         17,508
Adjustments to net income:
    Depreciation and amortization                      26,519                  22,462
    Other items affecting cash                          5,548                   4,517
      from operating activities
                                                -----------------      ---------------
Net cash provided by operating activities              54,383                  44,487
                                                -----------------      ---------------
Cash flows from investing activities:
  Capital expenditures                                (45,830)                (30,293)
  Proceeds on sales                                     1,960                   1,020
  Acquisitions                                         (7,300)                (31,300)
                                                -----------------    ----------------
Net cash used in investing activities                 (51,170)                (60,573)
                                                -----------------    ----------------
Cash flows from financing activities:
  Dividends paid                                       (2,473)                 (2,452)
  Proceeds from sale of treasury stock                  1,366                   1,415
  Proceeds from long-term debt                         40,000                  25,000
  Payments on long-term debt                          (40,498)                 (1,780)
  Net change in short-term debt                           692                  (5,497)
                                                -----------------     ----------------
Net cash provided by (used in) financing activities      (913)                 16,686
                                                -----------------     ----------------
Net increase/(decrease) in cash                         2,300                     600
                                                -----------------     ----------------
Cash at beginning of period                             6,862                   5,548
                                                 -----------------    -----------------
Cash at end of period                              $    9,162          $        6,148
                                                 -----------------    -----------------



              Notes to Condensed Consolidated Financial Statements
                  (Dollars in thousands, except per share amounts)
                                (Unaudited)

1. General

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations are affected by the seasonal aspects of the trucking and air freight industries. Therefore, operating results for the three months ended April 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1999.

2. Earnings per share

     Basic earnings per share are calculated on income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated using earnings available to each share of common stock outstanding during the period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. Unexercised stock options, calculated under the treasury stock method, is the only reconciling item between the Company's basic and diluted earnings per share. The number of options included in the denominator, used to calculate diluted earnings per share are 947,153 and 675,033 for the first quarters of 2000 and 1999 respectively.

3. Acquisitions

     On January 10, 2000, USF Glen Moore, the Company's truckload (TL) carrier, acquired (for approximately $7 million in cash) all of the shares of Tri-Star Transportation, Inc, a Tennessee based TL carrier. Tri-Star operates 170 tractor/trailer units and while not included in the Company's Fiscal 1999 revenue, generated $28 million in revenue for 1999, with approximately two-thirds coming from dedicated fleet operations.

     On January 18, 2000 the Company announced an agreement to acquire all of the shares of Transport Corporation of America, Inc. (a stock-for-stock transaction). By mutual agreement of the boards of directors of each company, the agreement was terminated on February 8, 2000.

4. Long-Term Debt

        On January 31, 2000, the Company filed a Form S-3 registration statement that allowed for the sale of up to $400,000,000 in guaranteed debt securities.

5. Other

     On March 15, 2000, the Company announced the formation of USF Worldwide Logistics, a new operating group that brings together the Company's logistics and freight forwarding business units into one cohesive organization.

6. Subsequent events

     On April 19, 2000, the Company sold $150,000,000 in 8 1/2% guaranteed notes due April 15, 2010 as part of the $400,000,000 Form S-3 registration statement filed on January 31, 2000. The net proceeds from the sale of the guaranteed notes, after deducting underwriting fees and other expenses were approximately $149,000,000, were used to repay $100,000,000 in 6 5/8% notes that matured May 1, 2000 and to reduce other unsecured lines of credit.







5.  Segment Reporting                                   Three Months Ended
                                                    April 1,         April 3,
                                                       2000             1999
-------------------------------------------------------------------------------
Revenue
   LTL Group:
      USF Holland                             $     246,617    $     219,950
      USF Reddaway                                   62,532           55,135
      USF Red Star                                   65,184           53,774
      USF Dugan                                      50,589           47,097
      USF Bestway                                    35,882           34,841
-------------------------------------------------------------------------------
         Sub total LTL Group                        460,804          410,797
   Truckload - Glen Moore                            19,488           10,286
   Logistics subsidiaries                            67,125           41,022
   Freight forwarding                                60,804           51,124
   Corporate and other                                 -                   -
-------------------------------------------------------------------------------
Total Revenue                                  $    608,221    $     513,229

Income From Operations
   LTL Group:
      USF Holland                              $     25,801    $      21,258
      USF Reddaway                                    4,650            3,504
      USF Red Star                                    1,355              305
      USF Dugan                                       2,712            1,187
      USF Bestway                                     3,665            3,890
-------------------------------------------------------------------------------
         Sub total LTL Group                         38,183           30,144
   Truckload - Glen Moore                               945              685
   Logistics subsidiaries                             4,242            2,731
   Freight forwarding                                   716            1,450
   Corporate and other                               (1,658)          (1,417)
   Amortization of intangibles                       (1,669)          (1,362)
-------------------------------------------------------------------------------
Total Income from Operations                    $    40,759     $     32,231
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Conditions and
                  Results of Operations.

                          Results of Operations

     USFreightways Corporation ("the Company") reported net income for the thirteen weeks ended April 1, 2000 of $22,316,000, a 27% increase over the $17,508,000 which was reported for the thirteen weeks which ended April 3, 1999. This is the fifteenth consecutive quarter that earnings have increased over the same quarter of the previous year.

     Net income per share for the current year's quarter was equivalent to 81 cents diluted earnings per share, a 25% increase compared to the 65 cents diluted earnings per share for the same quarter of 1999. The current year's quarter included an after tax charge of 2.5 cents per share for the start-up costs for USF Asia Group and legal and other professional costs incurred in connection with the aborted merger with Transport Corporation of America, Inc.

     Revenue for the 2000 quarter increased by 18.5% to $608,221,000 from $513,229,000 for the first quarter of 1999. USF Processors, acquired March 1, 1999 and Tri-Star Transportation, Inc.acquired by USF Glen Moore early in January this year collectively contributed approximately $22,000,000 additional revenue.

     Revenue and net income for the 2000 quarter improved compared to the same period of the previous year, although revenue and operating earnings this year were negatively impacted by adverse weather in weeks three and four this year and by rising fuel costs.

     Less-than-truckload (LTL) revenue for the current quarter at the regional trucking subsidiaries increased 12.1% over the 1999 first quarter, LTL shipments increased 9.8% and LTL tonnage increased 9.4%. LTL revenue per shipment increased from $108.75 to $110.94 and the weight per shipment decreased from 1,151 pounds to 1,147 pounds.

     Operating earnings for the regional trucking group increased 26.7% to $38,183,000 in 2000 compared to $30,144,000 for the same period of 1999. The consolidated operating ratio improved to 91.7 from 92.7 last year led by USF Holland with an operating ratio of 89.5 this year compared to 90.3 in the previous year and improvements also at USF Dugan, USF Red Star and USF Reddaway. Improvements in costs occurred in Labor, Workers' Compensation, Insurance and Claims and Depreciation expenses, but were partially offset by increases in Operating Expenses and Supplies due to rising fuel costs net of fuel surcharges. The increase in the price of fuel in excess of surcharge recoveries was equivalent to four cents a share.

     USF Glen Moore, the Company's TL carrier, recorded operating earnings of $945,000 at an operating ratio of 95.1 compared to $685,000 and an operating ratio of 93.3 in 1999 as fuel increased from 13.3% of revenue in 1999 to 15.1% in the current year equivalent to approximately one cent a share.

     Revenue in the Logistics group increased by 63.6% to $67,125,000 in the current quarter from $41,022,000 million in the prior year. USF Processsors contributed revenue in the 2000 quarter amounting to approximately $18.7 million compared to $4.1 million in last year's quarter, from its acquistion on March 1, 1999. Other existing logistics' contracts increased revenue by $5.6 million over the prior year's quarter. USF Distribution Services increased revenue by $6.0 million of which expansion into its centers in Dallas, Kansas City, Montgomery, Fontana and Oklahoma City (that were not open in the 1999 first quarter) contributed $4.1 million, while other existing distribution centers increased revenue by $1.9 million. Earnings in the Logistics group increased 55.3% over the prior year's quarter to $4.2 million from $2.7 million due to earnings increases at USF Processors, USF Distribution Services and higher profits from existing customers' business.

     Revenue in the Freight Forwarding group increased 18.9% to $60,804,000 from $51,124,000 in the prior year's quarter. The group's operating earnings decreased to $716,000 from $1,450,000 for the 1999 quarter. Results in the Freight Forwarding group include USF Asia, the trading name given to a joint venture formed in October 1999 of which USF Worldwide(a wholly owned subisidiary in the Freight Forwarding group)is a partner, which recorded first quarter revenue of approximately $1.2 million and an operating loss before tax of $890,000 (due to start-up costs) before reduction for minority interest.

    On January 10th, USF Glen Moore, the Company's truckload (TL) carrier, acquired (for approximately $7 million in cash) all of the shares of Tri-Star Transportation, Inc, a Tennessee based TL carrier. Tri-Star operates 170 tractor/trailer units and while not included in the Company's Fiscal 1999 revenue, generated $28 million in revenue for 1999, with approximately two-thirds coming from dedicated fleet operations.

     On January 18th, the Company announced an agreement to acquire all of the shares of Transport Corporation of America, Inc. (a stock-for-stock transaction). By mutual agreement of the boards of directors of each company, the agreement was terminated on February 8th.

     On March  15th,  the  Company  announced  the  formation  of USF  Worldwide
Logistics, a new operating group that brings together the Company's logistics and freight forwarding business units into one cohesive organization.


                    Liquidity and Capital Resources

     Cash flows from operating activities contributed $54.4 million during the current quarter compared to $44.5 million in last year's quarter.

     Net capital expenditures for the 2000 quarter amounted to approximately $51 million including $37.4 million for revenue equipment, $3.5 million for terminal facilities, and the balance for other capital items plus the acquisition of Tri-Star Transportation. Last year for the same quarter, net capital expenditures amounted to $60.6 million, mainly for revenue equipment, terminal facilities and the USF Processors acquisition.

     Bank borrowings increased only slightly during the quarter.

     On January 31, 2000, the Company filed a Form S-3 registration statement that allowed for the sale of up to $400,000,000 in guaranteed debt securities.

     On April 19, 2000, the Company sold $150,000,000 in 8 1/2% guaranteed notes due April 15, 2010 as part of the $400,000,000 Form S-3 registration statement filed on January 31, 2000. The net proceeds from the sale of the guaranteed notes, after deducting underwriting fees and other expenses was approximately $149,000,000, was used to repay $100,000,000 in 6 5/8% notes that matured May 1, 2000 and to reduce other unsecured lines of credit.

     A dividend of 9 1/3 cents per share equivalent to $2.5 million was paid on April 7, 2000 to shareholders of record on March 24, 2000.

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


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits 1. Exhibit 27-Financial Data Schedule.

(b) Current Reports on Form 8-K were  filed:

     1. A Current Report on Form 8-K was filed on January 20, 2000 and February 9, 2000.




                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated the 9th day of May, 2000.


              USFREIGHTWAYS CORPORATION


  By:   /s/ Christopher L. Ellis
            Christopher L. Ellis
        Senior Vice President, Finance and Chief Financial Officer


  By:   /s/ Robert S. Owen
            Robert S. Owen
        Controller and Principal Accounting Officer