Form 10-Q/A
period 2000-04-01
USFREIGHTWAYS CORP
filed 2000-06-27
CIK 881791

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

4. Long-Term Debt

     The Company's debt includes $100,000,000 of notes due May 1, 2000 and $100,000,000 of guaranteed notes due May 1, 2009.

     On January 31, 2000, the Company filed a Form S-3 registration statement that allowed for the sale of up to $400,000,000 in additional guaranteed notes.

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

     The Company's debt includes $100,000,000 of notes due May 1, 2000 and $100,000,000 of guaranteed notes due May 1, 2009.

     On January 31, 2000, the Company filed a Form S-3 registration statement that allowed for the sale of up to $400,000,000 in additional guaranteed notes.

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


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits 1. Exhibit 27-Financial Data Schedule.

(b) Current Reports on Form 8-K were  filed:

     1. A Current Report on Form 8-K was filed on January 20, 2000 and February 9, 2000.




                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated the 27th day of June, 2000.


              USFREIGHTWAYS CORPORATION


  By:   /s/ Christopher L. Ellis
        ________________________
            Christopher L. Ellis
        Senior Vice President, Finance and Chief Financial Officer


  By:   /s/ Robert S. Owen
        ___________________
            Robert S. Owen
        Controller and Principal Accounting Officer