Form 10-K/A
period 1999-12-31
USFREIGHTWAYS CORP
filed 2000-06-28
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

                                 -----------------

                       AMENDMENT TO APPLICATION OR REPORT
                Filed pursuant to Section 12,13, or 15(d) of the
                       THE SECURITIES EXCHANGE ACT OF 1934

                            USFREIGHTWAYS CORPORATION

                            COMMISSION NUMBER 0-19791

                                 AMENDMENT NO. 1

         The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 by adding the Annual Report of the USF Employees' 401K Retirement Plan on Form 11-K for the year ended December 31, 1999.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                            USFREIGHTWAYS CORPORATION


                          By: /s/ Christopher L. Ellis
                              ________________________
                                  Christopher L. Ellis
        Chief Financial Officer and Senior Vice President, Finance


June 27, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 11-K


                 FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE,
               SAVINGS AND SIMILAR PLANS PURSUANT TO SECTION 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


[X] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1999 [FEE REQUIRED]


[ ] TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________ [NO FEE REQUIRED]


                            COMMISSION NUMBER 0-19791



                      USF EMPLOYEES' 401K RETIREMENT PLAN



                            USFREIGHTWAYS CORPORATION
                       8550 W. Bryn Mawr Avenue, Suite 700
                             Chicago, Illinois 60631

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


                                            USF EMPLOYEES' 401K RETIREMENT PLAN

By Members of the Plan Committee administering the USF Employees' 401K Retirement Plan

                                            /s/ John Campbell Carruth
                                            _________________________
                                                John Campbell Carruth

                                            /s/ Christopher L. Ellis
                                            ________________________
                                                Christopher L. Ellis

                                            /s/ Stephen G. Dill
                                            ___________________
                                                Stephen G. Dill

Date:  June 27, 2000

                       USF EMPLOYEES' 401K RETIREMENT PLAN

                                    FORM 11-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                       FINANCIAL STATEMENTS AND SCHEDULES

                           December 31, 1999 and 1998

The following financial statements, supplementary schedules and exhibits are filed as part of this Annual Report on Form 11-K of the USF Employees' 401K Retirement Plan.

                                TABLE OF CONTENTS

Financial Statements
   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   FINANCIAL STATEMENTS:
       -Statements of Net Assets Available for Benefits as of December 31, 1999
        and 1998

       -Statements of Changes in Net Assets Available for Benefits for the Years
        Ended December 31, 1999 and 1998

   NOTES TO FINANCIAL STATEMENTS AND SCHEDULES

   SCHEDULE SUPPORTING FINANCIAL STATEMENTS:
       -Schedule of Assets Held for Investment Purposes at the end of the year as of December 31, 1999

All schedules, except as set forth above, are omitted as not applicable or not required, or the required information is included in the financial statements or notes thereto.

Exhibits

         Exhibit 23-Consent of Independent Auditors

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

                    Report of Independent Public Accountants


To the Plan Administrative Committee of
USF Employees' 401K Retirement Plan:

We have audited the accompanying statements of net assets available for benefits of the USF EMPLOYEES' 401K RETIREMENT PLAN as of December 31, 1999 and 1998, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the USF Employees' 401K Retirement Plan as of December 31, 1999 and 1998, and the changes in net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of assets held for investment purposes at the end of year is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The schedule is the responsibility of the Plan's management. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP
Arthur Andersen LLP


Chicago, Illinois
June 23, 2000

                       USF EMPLOYEES' 401K RETIREMENT PLAN


                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                        As of December 31, 1999 and 1998

                                                   1999                 1998
ASSETS:
    Cash                                          $     -         $     82,304
                                             ------------         ------------
    Investments at fair value (Note 3)-
       Fidelity-
           Managed Income Portfolio             7,912,711            7,220,369
           Retirement Money Market Portfolio   28,568,565           22,268,917
           Blue Chip Growth Fund               49,389,466           38,200,071
           Growth Company Fund                 88,764,629           46,526,666
           Intermediate Bond Fund              15,450,700           14,643,392
           Magellan Fund                       63,299,359           48,119,280
           Asset Manager                        4,104,071            2,969,464
           Equity Income Fund                   8,128,569            8,902,961
       MIP/Real Estate Fund--Real Estate        1,590,895            1,342,636
       USFreightways Common Stock Fund         10,109,876            5,669,356
       Participant loans                        8,010,053            6,315,169
                                             ------------         ------------
                     Total investments        285,328,894          202,178,281
                                             ------------         ------------
              Total Cash and Investments      285,328,894          202,260,585

    Contributions receivable-
       Participant                                801,689              336,252
       Employer                                 1,847,582            1,164,282
                                             ------------         ------------
       Total contributions receivable           2,649,271            1,500,534
                                             ------------         ------------
NET ASSETS AVAILABLE FOR BENEFITS            $287,978,165         $203,761,119
                                             ============         ============


The  accompanying  notes are an integral part of these statements.

                       USF EMPLOYEES' 401K RETIREMENT PLAN


             STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                 For the Years Ended December 31, 1999 and 1998


                                                                               1999                 1998
INVESTMENT INCOME:
    Dividend and interest income                                               $17,398,960          $10,639,921
    Net appreciation in fair value of investments (Note 3)
                                                                                50,505,768           23,972,391
                                                                              ------------         ------------
                     Total investment income                                    67,904,728           34,612,312
                                                                              ------------         ------------
CONTRIBUTIONS:
    Participants                                                                20,474,455           17,077,439
    Employer                                                                    10,360,343            7,829,443
                                                                              ------------         ------------
                     Total contributions                                        30,834,798           24,906,882
                                                                              ------------         ------------
OTHER DEDUCTIONS:
    Benefits paid to participants                                              (17,122,686)          (9,829,768)
    Administrative expenses                                                        (42,652)             (59,825)
                                                                              ------------         ------------
                     Total deductions                                          (17,165,338)          (9,889,593)
                                                                              ------------         ------------
    Transfers into the Plan (Note 1)                                             2,642,858            1,272,442
                                                                              ------------         ------------
                     Net change                                                 84,217,046           50,902,043

NET ASSETS AVAILABLE FOR BENEFITS:
    Beginning of year                                                          203,761,119          152,859,076
                                                                              ------------         ------------
    End of year                                                               $287,978,165         $203,761,119
                                                                              ============         ============


The  accompanying  notes are an integral part of these statements.

                       USF EMPLOYEES' 401K RETIREMENT PLAN


                   NOTES TO FINANCIAL STATEMENTS AND SCHEDULE

                           December 31, 1999 and 1998



1.    Plan Description

The following description of the USF Employees' 401K Retirement Plan (the "Plan") is provided for general information purposes only. More complete information regarding the Plan provisions may be found in the Plan document.

General

The Plan is a defined contribution plan established by USFreightways Corporation, the principal sponsor of the Plan, under provisions of Section 401(a) of the Internal Revenue Code ("IRC"). The Plan covers certain employees of USFreightways Corporation, as well as certain employees of the following adopting sponsors of the Plan, all of which are wholly owned subsidiaries of USFreightways Corporation: USF Bestway Inc., USF Logistics Inc., USF Logistics Services Inc., USF Distribution Services Inc., USF Dugan Inc., USF Sales Corporation, USF Holland Inc., USF Reddaway Inc., USF Red Star Inc., USF Coast Consolidators Inc., USF Caribbean Services, USF Worldwide, Inc., USF Logistics [IMC] Inc., USF Logistics [TRICOR] Inc., USF Glen Moore Transport, Inc., World Trade Transport of Virginia, Inc. and Daher America, Inc.

During the year, certain subsidiaries of Golden Eagle Group Inc. (Daher America, Inc. and World Trade Transport of Virginia, Inc.) and USF Glen Moore Transport , Inc. adopted the Plan, and as a result transferred all of the trust assets of their respective predecessor plans of $2,642,858 into the Plan.

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

Plan Administration

The Plan is administered by the USF Plan Administrative Committee, which is appointed by the Board of Directors of the Company. Plan assets were held by Fidelity Institutional Retirement Services Company ("Fidelity") as Trustee for the years ended December 31, 1999 and 1998.

Eligibility

Participants become eligible to enter the plan on January 1, April 1, July 1, or October 1, following the date the participant completes a qualifying year of service.

Contributions

Eligible employees can contribute an amount up to 15% of their cash compensation, as defined by the Plan, subject to certain limitations under the IRC. Each Company may provide a matching contribution and/or nonelective contribution subject to group discrimination limitations. The Company may also contribute a discretionary amount. The Company made no discretionary contribution during 1999 and 1998.

Vesting

Participants are fully vested in their contributions, the Company's matching and/or nonelective contribution, and plan earnings thereon.

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

2.    Summary of Significant Accounting Policies

Basis of Accounting

The accompanying financial statements are prepared on the accrual basis of accounting. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires the Plan's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and changes therein, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Income Recognition

Interest income is recorded as earned on the accrual basis. Dividend income is recorded on the ex dividend date.

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

Administrative Expenses

The Company pays all administrative expenses of the Plan, except for administrative fees related to servicing participant loans, broker fees and the Real Estate Limited Partnership fees. The investment income of the trust is net of any investment advisory fees charged by the managers.

Benefit Payments

Benefits are recorded when paid.

3.    Investments

      The following presents investments that represent 5% or more of the Plan's net assets:

                                                                                      December 31,         December 31,
                                                                                      1999                 1998
      Fidelity-
         Retirement Money Market Portfolio                                           $28,568,565          $22,268,917
         Blue Chip Growth Fund                                                        49,389,466           38,200,071
         Growth Company Fund                                                          88,764,629           46,526,666
         Intermediate Bond Fund                                                       15,450,700           14,643,392
         Magellan Fund                                                                63,299,359           48,119,280
                                                                                     ===========          ===========


      During 1999 and 1998, the Plan's investments appreciated (including gains and losses on investments bought and sold, as well as held during the year) in value as follows:

                                                                                         1999                 1998
      Mutual funds                                                                   $46,666,521          $24,389,191
      Common stock                                                                     3,839,247             (416,800)
                                                                                     -----------          -----------
                        Total                                                        $50,505,768          $23,972,391
                                                                                     ===========          ===========

4.    Tax Status

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

5.    Plan Termination

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA.

6.    Reconciliation to Form 5500

      The following is a reconciliation of net assets available for benefits per the financial statements to the Form 5500:

                                                                                             December 31,
                                                                                       1999                 1998
      Net assets available for benefits per the financial statements
                                                                                     $287,978,165          $203,761,119
      Amounts allocated to withdrawing participants                                      (336,669)             (130,582)
                                                                                     ------------          ------------
      Net Assets available for benefits per the
       Form 5500                                                                     $287,641,496          $203,630,537
                                                                                     ============          ============

      The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500:


                                                                                            Year Ended
                                                                                           Dec.31, 1999
Benefits paid to participants per the financial statements
                                                                                             $17,122,686
Add:  Amounts allocated to withdrawing participants at December 31, 1999
                                                                                                 336,669
Less: Amounts allocated to withdrawing participants at December 31, 1998
                                                                                                (130,582)
                                                                                             -----------
Benefits paid to participants per the Form 5500                                              $17,328,773
                                                                                             ===========

                       USF EMPLOYEES' 401K RETIREMENT PLAN


         SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT THE END OF YEAR

                             As of December 31, 1999

          (Employer Identification Number 36-3790696, Plan Number 002)



                                                                                                          Current
         Identity of Issuer                            Description of Investment                          Value
*Fidelity Institutional Retirement
    Services                          Managed Income Portfolio                                            $  7,912,711
*Fidelity Institutional Retirement
    Services                          Retirement Money Market Portfolio                                     28,568,565
*Fidelity Institutional Retirement
    Services                          Blue Chip Growth Fund                                                 49,389,466
*Fidelity Institutional Retirement
    Services                          Growth Company Fund                                                   88,764,629
*Fidelity Institutional Retirement
    Services                          Intermediate Bond Fund                                                15,450,700
*Fidelity Institutional Retirement
    Services                          Fidelity Magellan Fund                                                63,299,359
*Fidelity Institutional Retirement
    Services                          Asset Manager                                                          4,104,071
*Fidelity Institutional Retirement
    Services                          Equity Income Fund                                                     8,128,569
*Fidelity Institutional Retirement
    Services                          Real Estate Fund--Real Estate                                          1,590,895
*USFreightways Corporation
                                      USFreightways Corporation common stock                                10,109,876
                                      Participant loans                                                      8,010,053
                                                                                                          ------------
                                                                                                          $285,328,894
                                                                                                          ============


                               *Party in interest.


The accompanying notes are an integral part of this schedule.