Form 10-Q
period 2000-07-01
USFREIGHTWAYS CORP
filed 2000-08-15
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000, OR

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

As of July 31, 2000, 26,280,575 shares of common stock were outstanding.

                             PART I: FINANCIAL INFORMATION



Item 1.                           Financial Statements.

                                USFreightways Corporation
                             Condensed Consolidated Balance Sheets
                                Unaudited (Dollars in thousands)

                                                               July 1,          December 31,
                                                                 2000                  1999
-----------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash                                               $        7,012        $          6,862
     Accounts receivable, net                                  313,048                 293,989
     Other                                                      67,364                  62,077
                                                     -----------------     -------------------
          Total current assets                                 387,424                 362,928
                                                     -----------------     -------------------

Net property and equipment                                     725,587                 660,510
Net intangible assets                                          175,760                 174,538
Other assets                                                    20,571                  14,191
                                                     -----------------     -------------------
Total assets                                            $    1,309,342        $      1,212,167
                                                     -----------------     -------------------

Liabilities and Stockholders' Equity
Current liabilities:
     Current bank debt                                  $       14,354        $         20,561
     Notes payable                                                 -                   100,000
     Accounts payable                                           97,644                  89,193
     Other current liabilities                                 189,605                 160,590
                                                     -----------------      ------------------
     Total current liabilities                                 301,603                 370,344
                                                     -----------------      ------------------
Long-term liabilities:
     Long-term bank debt                                         6,280                  33,137
     Notes payable                                             250,000                 100,000
     Other long-term liabilities                               156,130                 149,827
                                                      -----------------     ------------------
            Total long-term liabilities                        412,410                 282,964
                                                      -----------------     ------------------
Minority interest                                                  238                     -

Common stockholders' equity                                    595,091                 558,859
                                                      -----------------     ------------------
Total liabilities and stockholders' equity              $    1,309,342        $      1,212,167
                                                      -----------------     ------------------



                            USFreightways Corporation
                         Consolidated Statements of Income
             Unaudited (Dollars in thousands, except per-share amounts)

                                                  Three months ended                       Six months ended
                                        -------------------------------------        ----------------------------
                                                July 1,              July 3,         July 1,              July 3,
                                                  2000                  1999         2000                  1999
-----------------------------------------------------------------------------        -----------------------------
Operating revenue
     LTL Trucking                         $  473,340            $    436,721      $  934,144           $    847,518
     TL Trucking                              20,173                  10,579          39,661                 20,865
     Logistics                                65,190                  48,695         132,315                 89,717
     Freight Forwarding                       63,176                  52,861         123,980                103,985
                                     -----------------      ----------------    ------------           ------------
Total operating revenue                   $  621,879            $    548,856      $1,230,100           $  1,062,085

Operating expenses:
     LTL Trucking                            425,966                 392,784         848,587                773,437
     TL Trucking                              18,578                   9,708          37,121                 19,309
     Logistics                                61,135                  44,185         124,018                 82,476
     Freight Forwarding                       62,987                  51,324         123,075                100,998
     Corporate and other                       2,620                   3,068           5,947                  5,847
                                     -----------------       ----------------   ------------           ------------
Total operating expenses                     571,286                 501,069       1,138,748                982,067
                                     -----------------       ----------------   ------------           ------------
Income from operations                        50,593                  47,787          91,352                 80,018
                                     -----------------       ----------------   ------------          ------------
Non-operating income (expense):
     Interest expense                         (5,342)                 (3,483)         (9,913)               (6,295)
     Interest income                             316                     361             508                   593
     Other, net                                    9                    (365)            502                  (341)
                                       ----------------        ---------------  -------------           -----------
Total non-operating expense                   (5,017)                 (3,487)         (8,903)               (6,043)
                                      ----------------        ---------------   -------------           -----------
Net income before income taxes                45,576                  44,300          82,449                73,975
Income tax expense                           (18,523)                (18,029)        (33,346)              (30,196)
Minority interest                                445                    -                711                   -
                                      -----------------       ---------------   ------------           -----------
Net income                               $    27,498             $    26,271       $  49,814          $     43,779
                                      -----------------       ---------------   ------------           -----------

Average shares outstanding - basic        26,590,173              26,404,635      26,549,585            26,358,773
Average shares outstanding - diluted      27,297,662              27,428,613      27,372,280            27,231,669
Basic earnings per common share:         $      1.03             $      0.99       $    1.88          $       1.66
Diluted earnings per common share:       $      1.01             $      0.96       $    1.82          $       1.61
                                      -----------------     ------------------  ------------           -----------

                                 USFreightways Corporation
                         Condensed Consolidated Statements of Cash Flows
                                Unaudited (Dollars in thousands)

                                                                 Six months ended
                                                          ----------------------------
                                                        July 1,               July 3,
                                                          2000                  1999
--------------------------------------------------------------------------------------
Cash flows from operating activities:

Net Income                                      $      49,814           $      43,779
Adjustments to net income:
    Depreciation and amortization                      54,279                  45,822
    Other items affecting cash                          2,656                  10,795
      from operating activities
                                                  --------------        -------------
Net cash provided by operating activities             106,749                 100,396
                                                  --------------        -------------
Cash flows from investing activities:
  Capital expenditures                               (107,460)                (82,990)
  Proceeds on sales                                     5,810                   2,407
  Acquisitions                                         (7,300)                (38,600)
                                                  --------------        -------------
Net cash used in investing activities                (108,950)               (119,183)
                                                  --------------        -------------
Cash flows from financing activities:
  Dividends paid                                       (4,948)                 (4,910)
  Proceeds from sale of Notes                         149,025                  98,452
  Payments on Notes                                  (100,000)                     -
  Proceeds from sale/(repurchase) of treasury stock    (8,662)                  3,521
  Proceeds from long-term debt                         60,000                  30,000
  Payments on long-term debt                          (86,857)                (75,274)
  Net change in short-term debt                        (6,207)                (10,941)
                                                  --------------        -------------
Net cash provided by (used in) financing activities     2,351                  40,848
                                                  --------------        -------------
Net increase/(decrease) in cash                           150                  22,061
                                                  --------------        -------------
Cash at beginning of period                             6,862                   5,548
                                                  --------------        -------------
Cash at end of period                            $      7,012          $       27,609
                                                  --------------        -------------



              Notes to Condensed Consolidated Financial Statements
                  (Dollars in thousands, except per share amounts)
                                   (Unaudited)
1. General

     The consolidated financial statements include the accounts of USFreightways and its wholly owned subsidiaries (the Company). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations are affected by the seasonal aspects of the trucking and air freight industries. Therefore, operating results for the three and six months ended July 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2. Earnings per share

     Basic earnings per share are calculated on net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by this weighted-average number of common shares outstanding plus the shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares. Unexercised stock options, calculated under the treasury stock method, is the only reconciling item between the Company's basic and diluted earnings per share. The number of options included in the denominator, used to calculate diluted earnings per share are 707,489 and 1,023,978 for the second quarters of 2000 and 1999 respectively and 822,695 and 872,896 for year to date 2000 and 1999 respectively.

3. Acquisitions

     On January 10, 2000, USF Glen Moore, the Company's truckload (TL) carrier, acquired (for approximately $7 million in cash) all of the shares of Tri-Star Transportation, Inc, a Tennessee based TL carrier. Tri-Star operates 170 tractor/trailer units and while not included in the Company's Fiscal 1999 revenue, generated $28 million in revenue for 1999.


4. Debt

     The Company's debt includes $100 million of guaranteed notes due May 1, 2009 and $150 million of guaranteed notes due April 15, 2010.

     On January 31, 2000, the Company filed a Form S-3 registration statement that allowed for the sale of up to $400 million in additional guaranteed notes.

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

     On April 19, 2000, the Company sold $150 million in 8 1/2% guaranteed notes due April 15, 2010 as part of the $400 million Form S-3 registration statement filed on January 31, 2000. The net proceeds from the sale of the guaranteed notes, after deducting underwriting fees and other expenses were approximately $149 million were used to repay $100 million in 6 5/8% notes that matured May 1, 2000, to reduce other unsecured lines of credit and to purchase an interest rate hedge.

5. Other


     On June 7, 2000, the Company announced the authorized repurchase of up to 500 thousand shares of its common stock. This buyback program was completed on June 30, 2000.


6. Subsequent events

     On July 24, 2000, the Company announced the authorized buyback of up to 1 million additional shares of its common stock in either public market or private transactions. This repurchase program is not yet completed.







6.  Segment Reporting                                   Three Months Ended                   Six Months Ended
      Unaudited (dollars in thousands)               July 1,         July 3,               July 1,         July 3,
                                                       2000             1999                 2000            1999
-------------------------------------------------------------------------------      ----------------------------
Revenue
   LTL Group:
      USF Holland                             $    248,938       $   226,830    $      495,555        $     446,780
      USF Reddaway                                  69,144            61,136           131,676              116,271
      USF Red Star                                  67,658            61,861           132,842              115,635
      USF Dugan                                     49,946            49,606           100,535               96,703
      USF Bestway                                   37,654            37,288            73,536               72,129
-------------------------------------------------------------------------------      ------------------------------
         Sub total LTL Group                       473,340           436,721           934,144              847,518
   Truckload - Glen Moore                           20,173            10,579            39,661               20,865
   Logistics subsidiaries                           65,190            48,695           132,315               89,717
   Freight forwarding                               63,176            52,861           123,980              103,985
   Corporate and other                                 -                 -                 -                   -
-------------------------------------------------------------------------------      ------------------------------
Total Revenue                                  $   621,879        $  548,856    $    1,230,100        $   1,062,085

Income From Operations
   LTL Group:
      USF Holland                              $    27,530        $   27,350    $       53,331        $      48,608
      USF Reddaway                                   9,226             7,275            13,876               10,779
      USF Red Star                                   2,658             1,905             4,013                2,210
      USF Dugan                                      3,553             2,814             6,265                4,001
      USF Bestway                                    4,407             4,593             8,072                8,483
-------------------------------------------------------------------------------      ------------------------------
         Sub total LTL Group                        47,374            43,937            85,557               74,081
   Truckload - Glen Moore                            1,595               871             2,540                1,556
   Logistics subsidiaries                            4,055             4,510             8,297                7,241
   Freight forwarding                                  189             1,537               905                2,987
   Corporate and other                                (938)           (1,404)           (2,596)              (2,821)
   Amortization of intangibles                      (1,682)           (1,664)           (3,351)              (3,026)
-------------------------------------------------------------------------------      ------------------------------
Total Income from Operations                    $   50,593        $   47,787     $      91,352        $      80,018
-------------------------------------------------------------------------------      ------------------------------

Item 2. Management's Discussion and Analysis of Financial Conditions and
                  Results of Operations.

                          Results of Operations

     USFreightways Corporation ("the Company") reported net income for the thirteen weeks ended July 1, 2000 of $27,498,000, a 5% increase over the $26,271,000 which was reported for the thirteen weeks which ended July 3, 1999. There were 64 working days in the current and previous year's quarter.

     Net income per share for the current year's quarter was equivalent to $1.01 diluted earnings per share. Net income per share for the 1999 quarter amounted to 96 cents diluted earnings per share. Net income for the current year's quarter was negatively impacted by the results at USF Worldwide and USF Processors.

     Revenue for the 2000 quarter increased by 13.3% to $621,879,000 from $548,856,000 for the second quarter of 1999. Revenue increases in new return logistics business, new distribution service centers and additional truckload revenue from an acquisition in early January 2000 accounted for approximately $17 million of the revenue increase.

     Less-than-truckload (LTL) revenue for the current quarter at the regional trucking subsidiaries increased 8.1%, excluding the fuel surcharges, over the 1999 second quarter; LTL shipments increased 5.9% and LTL tonnage increased 5.4%. LTL revenue per shipment increased from $109.08 to $111.32 and the weight per shipment decreased from 1,150 pounds to 1,145 pounds. Revenue for the regional trucking subsidiaries in the last week of the quarter was the highest in the history of the Company. Year to date revenue increased by 10.2% to $934,144,000 from $847,518,000 last year.

     Operating earnings in the current year's quarter increased 8% to $47,374,000 compared to $43,937,000 for the same period of 1999. The consolidated operating ratio for the LTL group deteriorated slighlty to 90.0 from 89.9 last year. USF Red Star and USF Dugan continued to improve their operating ratios and USF Reddaway reported a significant improvement in its operating ratio to 86.7 compared to 88.1 last year. Improvements in costs occurred in Workers' Compensation, Purchased Transportation, Insurance and claims, but were offset by increases in Labor and Maintenance. Year to date operating earnings increased by 15.5% to $85,557,000 from $74,081,000 last year. Fuel costs, net of surcharge recoveries, in the first six months are comparable to the same period of 1999.

     USF Glen Moore, the Company's truckload (TL) carrier reported operting earnings of $1,595,000 at an operating ratio of 92.1 compared to $871,000 and an operating ratio of 91.8 in 1999. Improvements in Purchased Transportation, and Operating costs were offset by increases in Labor, Insurance and Claims and Workers' Compensation costs. Glen Moore's recent acquisition contributed the majority of the $9.6 million revenue increase compared to last year's quarter.

     Revenue in the Logistics group increased by 33.9% to $65,190,000 in the current quarter from $48,695,000 in the prior year. USF Processors contributed revenue in the 2000 quarter amounting to approximately $17.0 million compared to approximately $11.7 million in last year's quarter. USF Distribution Services increased revenue by approximately $6.2 million of which expansion into its centers in Dallas, Kansas City, Montgomery, Fontana and Oklahoma City (that were not open in the 1999 second quarter) contributed approximately $4.8 million while other existing distribution centers increased revenue by $1.4 million.

     Earnings in the Logistics group decreased by 10% compared to the prior year's quarter to $4.1 million from $4.5 million as USF Processors, despite a 46% increase in revenue, incurred an operating loss of $478,000 compared to an operating income of $2,159,000 in the 1999 quarter. The addition of several new accounts and the resultant opening of new facilities to process this business resulted in additional costs well in excess of additional revenue. Unprofitable business is being reviewed and cost reductions became effective in the early part of the third quarter. Operating earnings in the Logistics group, excluding Processors, increased by 92.8% to $4.5 million from $2.4 million last year. Year to date earnings in the Logistics group increased by 14.6% to $8,297,000 from $7,241,000 last year.

     Revenue in the Freight Forwarding group increased 19.5% to $63,176,000 from $52,861,000 in the prior year's quarter. Year to date revenue increased by 19.2% to $123,980,000 from $103,985,000 last year. The group's operating earnings decreased to $189,000 from $1,537,000 in the 1999 quarter.Results in the Freight Forwarding group include USF Asia, the trading name given to a joint venture formed in October 1999 of which USF Worldwide(a wholly owned subisidiary in the Freight Forwarding group)is a partner. USF Asia recorded second quarter revenue of approximately $1.9 million and an operating loss before tax of $890,000 (due to network expansion costs) before reduction for minority interest. Additionally, in the second quarter, USF Worldwide incurred significant costs for the integration and transformation of its major gateway branches from separate domestic and international locations into single branch locations. Year to date profits for the Freight Forwarding group decreased to $905,000 from $2,987,000 last year.

                    Liquidity and Capital Resources

     Cash flows from operating activities contributed $106.7 million during the six months compared to $100.4 million during the same period last year.

     Net capital expenditures for the 2000 six months amounted to approximately $108.9 million including $80.8 million for revenue equipment, $13.9 million for terminal facilities, and the balance for other capital items plus the acquistion of Tri-Star Transportation. Last year for the same period, net capital expenditures amounted to approximately $119 million, including $53.4 million for revenue equipment, $18.8 million for terminal facilities, $38.6 million for the acquisitions of USF Processors, CBL and three freight forwarding companies and the balance for other capital items.

     Bank borrowings decreased by $33.1 million during the first half of 2000.

     The Company's debt includes $100 million of guaranteed notes due May 1, 2009 and $150 million of guaranteed notes due April 15, 2010.

     On January 31, 2000, the Company filed a Form S-3 registration statement that allowed for the sale of up to $400 million in additional guaranteed notes.

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

     On April 19, 2000, the Company sold $150 million in 8 1/2% guaranteed notes due April 15, 2010 as part of the $400 million Form S-3 registration statement filed on January 31, 2000. The net proceeds from the sale of the guaranteed notes, after deducting underwriting fees and other expenses was approximately $149 million, was used to repay $100 million in 6 5/8% notes that matured May 1, 2000, to reduce other unsecured lines of credit and to purchase an interest rate hedge.

     On June 7, 2000, the Company announced the authorized repurchase of up to 500 thousand shares of its common stock. This buyback program was completed on June 30, 2000.

     On July 24, 2000, the Company announced the authorized buyback of up to 1 million additional shares of its common stock in either public market or private transactions. This repurchase program is not yet completed.

     A dividend of 9 1/3 cents per share equivalent to $2.5 million was paid on July 7, 2000 to shareholders of record on June 23, 2000.

                                   Market Risk

     The Company is exposed to the impact of interest rate changes. The Company's exposure to changes in interest rates is limited to borrowings under a line of credit agreement which has variable interest rates tied to the LIBOR rate. The average annual interest rates on borrowings under this credit agreement were approximately 6.1% in the first six months of 2000. In addition, the Company had $100 million of unsecured notes with a 6 5/8% fixed annual interest rate (these notes were paid in full on May 1, 2000), $100 million of guaranteed notes with a 6 1/2% fixed annual interest rate and $150 million of guaranteed notes with an 8 1/2% interest rate at July 1, 2000. The Company estimates that the carrying value of the notes approximated their market value at July 1, 2000. The Company has no hedging instruments outstanding. From time to time, the Company invests excess cash in overnight money market accounts.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  (a) On April 28, 2000, the annual meeting of stockholders of USFreightways Corporation was held pursuant to notice.

                  (b) Robert V. Delaney and Samuel K. Skinner were elected directors at the meeting. The following directors' term of office continued after the meeting:

                           John Campbell Carruth          John W. Puth
                           Morley Koffman                 Neil A. Springer
                           Anthony J. Paoni               William N. Weaver, Jr.

                  (c)      Election of Directors

                           Robert V. Delaney FOR:                 23,471,793
                                             WITHHOLD:               139,884
                                             ABSTENTIONS:                  0
                                             BROKER NON VOTES:             0

                           Samuel K. Skinner FOR:                 23,305,432
                                             WITHHOLD:               306,245
                                             ABSTENTIONS:                  0
                                             BROKER NON VOTES:             0

                  (d)      N/A

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits


                           1. Exhibit 10.1-Employment Agreement with Samuel K. Skinner, dated June 5, 2000.
                           2.   Exhibit 27-Financial Data Schedule.

                  (b)      Current Reports on Form 8-K were filed:

                           1. A Current Report on Form 8-K was filed on April 26, 2000 regarding the issuance of $150,000,000 of 8-1/2% Guaranteed Notes due April 15, 2010.

                           2. A Current Report on Form 8-K was filed on June 9, 2000 announcing that (a) Samuel K. Skinner has been elected President and Chief
                                Executive Officer and (b) its Board of Directors authorized a stock repurchase program of up to 500,000 shares of its common stock.

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated the 9th day of August, 2000.



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