Form 10-Q
period 2000-09-30
USFREIGHTWAYS CORP
filed 2000-11-13
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000, OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
         _______________

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

As of November 2, 2000, 25,865,445 shares of common stock were outstanding.

                             PART I: FINANCIAL INFORMATION



Item 1.                           Financial Statements.

                                USFreightways Corporation
                             Condensed Consolidated Balance Sheets
                                Unaudited (Dollars in thousands)

                                                             September 30,          December 31,
                                                                 2000                  1999
-----------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash                                               $        4,822        $          6,862
     Accounts receivable, net                                  334,252                 293,989
     Other                                                      69,085                  62,077
                                                     -----------------     -------------------
          Total current assets                                 408,159                 362,928
                                                     -----------------     -------------------

Net property and equipment                                     741,835                 660,510
Net intangible assets                                          185,972                 174,538
Other assets                                                    23,053                  14,191
                                                     -----------------     -------------------
Total assets                                            $    1,359,019        $      1,212,167
                                                     -----------------     -------------------

Liabilities and Stockholders' Equity
Current liabilities:
     Current bank debt                                  $       23,024        $         20,561
     Notes payable                                                 -                   100,000
     Accounts payable                                           92,243                  89,193
     Other current liabilities                                 201,459                 160,590
                                                     -----------------      ------------------
     Total current liabilities                                 316,726                370,344
                                                     -----------------      ------------------
Long-term liabilities:
     Long-term bank debt                                        10,730                  33,137
     Notes payable                                             250,000                 100,000
     Other long-term liabilities                               164,055                 149,827
                                                      -----------------     ------------------
            Total long-term liabilities                        424,785                 282,964
                                                      -----------------     ------------------
Minority interest                                                  642                     -

Common stockholders' equity                                    616,866                 558,859
                                                      -----------------     ------------------
Total liabilities and stockholders' equity              $    1,359,019        $      1,212,167
                                                      -----------------     ------------------



                            USFreightways Corporation
                         Consolidated Statements of Income
             Unaudited (Dollars in thousands, except per-share amounts)

                                                  Three months ended                      Nine months ended
                                        -------------------------------------        ----------------------------
                                           September 30,          October 2,      September 30,          October 2,
                                               2000                  1999             2000                 1999
-----------------------------------------------------------------------------        -----------------------------
Operating revenue
     LTL Trucking                         $  468,741            $    448,710      $1,402,885           $  1,296,228
     TL Trucking                              21,076                  12,338          60,737                 33,203
     Logistics                                69,802                  53,410         202,117                143,127
     Freight Forwarding                       66,428                  57,488         190,408                161,473
                                     -----------------      ----------------    ------------           ------------
Total operating revenue                   $  626,047            $    571,946      $1,856,147           $  1,634,031

Operating expenses:
     LTL Trucking                            423,499                 401,249       1,272,086              1,174,686
     TL Trucking                              19,962                  11,267          57,083                 30,576
     Logistics                                65,647                  48,605         189,665                131,081
     Freight Forwarding                       68,113                  55,177         191,188                156,175
     Corporate and other                       3,138                   2,344           9,085                  8,191
                                     -----------------       ----------------   ------------           ------------
Total operating expenses                     580,359                 518,642       1,719,107              1,500,709
                                     -----------------       ----------------   ------------           ------------
Income from operations                        45,688                  53,304         137,040                133,322
                                     -----------------       ----------------   ------------          ------------
Non-operating income (expense):
     Interest expense                         (5,632)                 (3,706)        (15,545)              (10,001)
     Interest income                             203                     372             711                   965
     Other, net                                   (4)                     -              498                  (341)
                                       ----------------        ---------------  -------------           -----------
Total non-operating expense                   (5,433)                 (3,334)        (14,336)               (9,377)
                                      ----------------        ---------------   -------------           -----------
Net income before income taxes                40,255                  49,970         122,704               123,945
Income tax expense                           (16,410)                (20,247)        (49,756)              (50,443)
Minority interest                                502                    -              1,213                   -
                                      -----------------       ---------------   ------------           -----------
Net income                               $    24,347             $    29,723       $  74,161          $     73,502
                                      -----------------       ---------------   ------------           -----------

Average shares outstanding - basic        26,286,058              26,462,497      26,462,064            26,393,085
Average shares outstanding - diluted      26,520,231              27,810,822      27,086,804            27,397,204
Basic earnings per common share:         $      0.93             $      1.12       $    2.80          $       2.78
Diluted earnings per common share:       $      0.92             $      1.07       $    2.74          $       2.68
                                      -----------------     ------------------  ------------           -----------

                                 USFreightways Corporation
                         Condensed Consolidated Statements of Cash Flows
                                Unaudited (Dollars in thousands)

                                                                Nine months ended
                                                          ----------------------------
                                                     September 30,           October 2,
                                                          2000                 1999
--------------------------------------------------------------------------------------
Cash flows from operating activities:

Net Income                                      $      74,161           $      73,502
Adjustments to net income:
    Depreciation and amortization                      82,313                  70,161
    Other items affecting cash                        (12,332)                (10,856)
      from operating activities
                                                  --------------        -------------
Net cash provided by operating activities             144,142                 132,807
                                                  --------------        -------------
Cash flows from investing activities:
  Capital expenditures                               (151,869)               (140,134)
  Proceeds on sales                                     9,198                   3,864
  Acquisitions                                        (16,419)                (49,377)
                                                  --------------        -------------
Net cash used in investing activities                (159,090)               (185,647)
                                                  --------------        -------------
Cash flows from financing activities:
  Dividends paid                                       (7,393)                 (7,378)
  Proceeds from sale of Notes                         149,025                  98,452
  Payments on Notes                                  (100,000)                     -
  Proceeds from sale/(repurchase) of treasury stock    (8,778)                  4,623
  Proceeds from long-term debt                         70,000                  30,206
  Payments on long-term debt                          (92,409)                (77,908)
  Net change in short-term debt                         2,463                  5,580
                                                  --------------        -------------
Net cash provided by (used in) financing activities    12,908                  53,575
                                                  --------------        -------------
Net increase/(decrease) in cash                        (2,040)                    735
                                                  --------------        -------------
Cash at beginning of period                             6,862                   5,548
                                                  --------------        -------------
Cash at end of period                            $      4,822          $        6,283
                                                  --------------        -------------



                           USFreightways Corporation
      Condensed Consolidated Statements of Changes in Common Stockholders Equity
                        Unaudited (Dollars in thousands)

                                                                 Nine Months Ended
                                                                 -----------------
                                                        September 30,           October 2,
                                                          2000                    1999
Balance as of December 31 1999 and 1998 respectively    $ 558,859               $  459,134

Net income                                                 74,161                   73,502
Common shares repurchased                                ( 14,520)                     -
Employee stock transactions                                 5,740                    4,623
Dividends declared                                       (  7,374)                (  7,397)
Comprehensive income                                           -                       -
                                                        __________              __________
Balance as of September 30, 2000 and October 2, 1999    $  616,866              $  529,862
   respectively                                         ==========              ==========

              Notes to Condensed Consolidated Financial Statements
                  (Dollars in thousands, except per share amounts)
                                   (Unaudited)

1. Summary of significant accounting policies

     General -
     The consolidated financial statements include the accounts of USFreightways and its wholly owned subsidiaries (the Company). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations are affected by the seasonal aspects of the trucking and air freight industries. Therefore, operating results for the three and nine months ended Sept. 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

     Foreign Currency Translation -
     The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. The resulting cumulative translation adjustments, at present, are immaterial.

2. Earnings per share

     Basic earnings per share are calculated on net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by this weighted-average number of common shares outstanding plus the shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares. Unexercised stock options, calculated under the treasury stock method, is the only reconciling item between the Company's basic and diluted earnings per share. The number of options included in the denominator, used to calculate diluted earnings per share are 234,173 and 1,348,325 for the third quarters of 2000 and 1999 respectively and 624,740 and 1,004,119 for year to date 2000 and 1999 respectively.

3. Acquisitions

     On January 10, 2000, USF Glen Moore, the Company's truckload (TL) carrier, acquired (for approximately $17.4 million in cash and assumed debt) all of the shares of Tri-Star Transportation, Inc, a Tennessee based TL carrier. Tri-Star operates 170 tractor/trailer units and while not included in the Company's Fiscal 1999 revenue, generated $28 million in revenue for 1999.

     On August 31, 2000, USF Worldwide Logistics acquired (for approximately $9 million in cash) all of the shares of Ultimex Global Logistics ("Ultimex"), an international transportation company based in the UK. Ultimex is expected to generate approximately $30 million, annually, in revenue.

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

     On April 19, 2000, the Company sold $150 million in 8 1/2% guaranteed notes due April 15, 2010 as part of the $400 million Form S-3 registration statement filed on January 31, 2000. The net proceeds from the sale of the guaranteed notes, after deducting underwriting fees and other expenses were approximately $149 million, and were used to repay $100 million in 6 5/8% notes that matured May 1, 2000, to reduce other unsecured lines of credit and to purchase an interest rate hedge.

5. Other


     On June 7, 2000, the Company announced the authorized repurchase of up to 500 thousand shares of its common stock. This buyback program was completed on June 30, 2000.

     On July 24, 2000, the Company announced the authorized buyback of up to 1 million additional shares of its common stock in either public market or private transactions. This repurchase program is not yet completed. At September 30, 2000, the Company had repurchased 75 thousand shares.



6. Subsequent events

      None







6.  Segment Reporting                                   Three Months Ended                  Nine Months Ended
      Unaudited (dollars in thousands)               Sept. 30,         Oct. 2,         Sept. 30,            Oct. 2,
                                                       2000             1999             2000                1999
-------------------------------------------------------------------------------      ----------------------------
Revenue
   LTL Group:
      USF Holland                             $    243,862       $   231,620    $      739,417        $     678,400
      USF Reddaway                                  70,362            63,768           202,038              180,039
      USF Red Star                                  67,085            66,610           199,927              182,245
      USF Dugan                                     49,211            49,035           149,746              145,738
      USF Bestway                                   38,221            37,677           111,757              109,806
-------------------------------------------------------------------------------      ------------------------------
         Sub total LTL Group                       468,741           448,710         1,402,885            1,296,228
   Truckload - Glen Moore                           21,076            12,338            60,737               33,203
   Logistics subsidiaries                           69,802            53,410           202,117              143,127
   Freight forwarding                               66,428            57,488           190,408              161,473
   Corporate and other                                 -                 -                 -                   -
-------------------------------------------------------------------------------      ------------------------------
Total Revenue                                  $   626,047        $  571,946    $    1,856,147        $   1,634,031

Income From Operations
   LTL Group:
      USF Holland                              $    27,437        $   29,792    $       80,768        $      78,400
      USF Reddaway                                   9,399             8,268            23,275               19,047
      USF Red Star                                   2,661             2,781             6,674                4,991
      USF Dugan                                      2,504             2,338             8,769                6,339
      USF Bestway                                    3,241             4,282            11,313               12,765
-------------------------------------------------------------------------------      ------------------------------
         Sub total LTL Group                        45,242            47,461           130,799              121,542
   Truckload - Glen Moore                            1,114             1,071             3,654                2,627
   Logistics subsidiaries                            4,155             4,805            12,452               12,046
   Freight forwarding                               (1,685)            2,311              (780)               5,298
   Corporate and other                              (1,391)             (620)           (3,987)              (3,441)
   Amortization of intangibles                      (1,747)           (1,724)           (5,098)              (4,750)
-------------------------------------------------------------------------------      ------------------------------
Total Income from Operations                    $   45,688        $   53,304     $     137,040        $     133,322
-------------------------------------------------------------------------------      ------------------------------

Item 2. Management's Discussion and Analysis of Financial Conditions and
                  Results of Operations.

                          Results of Operations

     USFreightways Corporation ("the Company") reported net income for the thirteen weeks ended Sept. 30, 2000 of $24.3 million, an 18% decrease compared to $29.7 that was reported for the thirteen weeks that ended Oct. 2, 1999. There were 63 working days in the current and previous year's quarter.

     Net income per share for the current year's quarter was equivalent to 92 cents diluted earnings per share. Net income per share for the 1999 quarter amounted to $1.07 diluted earnings per share. Net income for the current year's quarter was negatively impacted (as announced by a press release dated September 22, 2000) by evidence of a slowing economy that affected results in the regional trucking subsidiaries and an operating loss at USF Worldwide, the Company's domestic and international freight forwarding business.

     Revenue for the 2000 quarter increased by 9.5% to $626.0 million from $571.9 for the third quarter of 1999. Revenue increases in new return logistics business, new distribution service centers, new revenue from Ultimex and additional truckload revenue from an acquisition in early January 2000 accounted for approximately $23 million of the revenue increase.

     Less-than-truckload (LTL) revenue for the current quarter at the regional trucking subsidiaries increased 4.9%, excluding the fuel surcharges, over the 1999 third quarter; LTL shipments increased 2.4% and LTL tonnage increased 1.8%. LTL revenue per shipment increased from $109.47 to $112.10 and the weight per shipment decreased from 1,144 pounds to 1,137 pounds. Volume levels in last year's quarter benefited from the Y2K build up and USF Holland, USF Red Star and USF Reddaway gained additional revenue as a result of the closure of Preston Trucking and Nationsway. Year to date revenue increased by 8.2% to $1.4 billion from $1.3 billion last year.

     Operating earnings for the regional trucking subsidiaries,  in  the
current  year's  quarter,   decreased  4.7%  to $45.2 million compared  to
$47.5 million for the same period of 1999. The consolidated operating ratio for the LTL group deteriorated to 90.3 from 89.4 last year. USF Reddaway and USF Dugan continued to improve their operating ratios and USF Red Star reported only a slight deterioration in its operating ratio to 96.0 compared to 95.8 last year. Improvements in costs occurred in Purchased Transportation and Fuel (net of surcharge recoveries), but were offset by increases in Labor, Maintenance, Workers Compensation and Insurance and Claims. Year to date operating earnings increased by 7.6% to $130.8 million from $121.5 million last year. Fuel costs, net of surcharge recoveries, in the first nine months have improved slightly when compared to the same period of 1999.

     USF Glen Moore, the Company's truckload (TL) carrier reported operating earnings of $1.1 million at an operating ratio of 94.7 compared to $1.1 and an operating ratio of 91.3 in 1999. Improvements in Purchased Transportation, and Operating costs were offset by increases in Labor, Insurance and
Claims, Workers'  Compensation   and depreciation costs. Glen Moore's recent
acquisition contributed the majority of the $8.7 million revenue increase compared to last year's quarter.

     Revenue in the Logistics group increased by 30.7% to $69.8 million in the current quarter from $53.4 million in the prior year. USF Processors contributed revenue in the 2000 quarter amounting to approximately $17.4 million compared to approximately $11.8 million in last year's quarter. USF Distribution Services increased revenue by approximately $6.7 million of which expansion into its centers in Baltimore, Kansas City, Montgomery, and Oklahoma City (that were not open in the 1999 third quarter) contributed approximately $2.6 million while other existing distribution centers increased revenue by $4.1 million.

     Earnings in the Logistics group decreased by 13.5% compared to the prior year's quarter to $4.2 million from $4.8 million as USF Processors, despite a 47% increase in revenue, reported earnings of $0.9 million compared to $1.3 million in the 1999 quarter. The addition of several new accounts and the resultant opening of new facilities to process this business resulted in additional costs. Cost reductions that became effective in the early part of the third quarter have helped to improve earnings. Operating earnings in the Logistics group, excluding Processors, decreased by 7.6% to
$3.2 million from $3.5 million last year due mainly to continuing increases  in
information technology costs. Year to date earnings in the Logistics   group
increased by 3.4% to $12.5 million  from $12.0 million last year.

     Revenue in the Freight Forwarding group increased 15.5% to $66.4 million from $57.5 million in the prior year's quarter. Year to date revenue increased by 17.9% to $190.4 million from $161.5 million last year. The group reported an operating loss of $1.7 million compared to an operating profit of $2.3 million in the 1999 quarter.Results in the Freight Forwarding group include USF Asia, the trading name given to a joint venture formed in October 1999 of which USF Worldwide(a wholly owned subisidiary in the Freight Forwarding group) is a partner and the first month's results from its acquisition of Ultimex.
USF Asia recorded third quarter revenue of approximately $4.0 million and an operating loss before reduction for minority interest of $1.0 million
(due to network expansion and  infrastructure solidification   costs).  Ultimex
recorded revenue in the last third of the quarter, since its acquisition, of approximately $2 million and an operating profit of $0.1 million. Additionally, in the third quarter, USF Worldwide reported an operating loss of $0.7 million
as its gross margins deteriorated and it also incurred   significant information
technology costs related to the installation of a new freight management system. Year to date losses for the Freight Forwarding group amounted to $0.8 million compared to an operating profit of $5.3 million last year.

                    Liquidity and Capital Resources

     Cash flows from operating activities contributed $144.1 million during the nine months compared to $132.8 million during the same period last year.

     Net capital expenditures for the 2000 nine months amounted to approximately $159.1 million including $110.6 million for revenue equipment, $22.2 million for terminal facilities, and the balance for other capital items plus the acquistion of Tri-Star Transportation and Ultimex. Last year for the same period, net capital expenditures amounted to approximately $185.6 million, including $84.7 million for revenue equipment, $36.8 million for terminal facilities, $49.4 million for the acquisitions of USF Processors, CBL and eight freight forwarding companies and the balance for other capital items.

     Total borrowings increased by $30.1 million during the first nine months of 2000. $100 million of notes, due May 1, 2000, were paid as scheduled. They were replaced by $150 million of guaranteed notes that were floated in late April, 2000 and are due on April 15, 2010. In addition to the $150 million in notes, the Company's debt includes $100 million of guaranteed notes due May 1, 2009. Net bank borrowings decreased by $19.9 million during the first nine months.

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

     On July 24, 2000, the Company announced the authorized buyback of up to 1 million additional shares of its common stock in either public market or private transactions. This repurchase program is not yet completed. At September 30, 2000, the Company had repurchased 75 thousand shares.

     A dividend of 9 1/3 cents per share equivalent to $2.5 million was paid on October 6, 2000 to shareholders of record on September 22, 2000.

                                   Market Risk

     The Company is exposed to the impact of interest rate changes. The Company's exposure to changes in interest rates is limited to borrowings under a line of credit agreement which has variable interest rates tied to the LIBOR rate. The average annual interest rates on borrowings under this credit agreement were approximately 6.1% in the first nine months of 2000. In addition, the Company had $100 million of unsecured notes with a 6 5/8% fixed annual interest rate (these notes were paid in full on May 1, 2000), $100 million of guaranteed notes with a 6 1/2% fixed annual interest rate and $150 million of guaranteed notes with an 8 1/2% interest rate at September 30, 2000. The Company estimates that the carrying value of the notes approximated their market value at September 30, 2000. The Company has no hedging instruments outstanding. From time to time, the Company invests excess cash in overnight money market accounts.

                            Recent Accounting Pronouncements

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. On June 26, 2000, the SEC issued SAB 101B that allows companies to defer the reporting of a change in principle, as required by SAB No. 101, until the fourth quarter of 2000. The Company is reviewing the recommendations, but believes that implementation will have no material effects on its financial statements.

     In June 1998, the Financial Accounting Standards Board (FASB), issued SFAS No. 133. In June 2000, FASB further clarified SFAS No. 133 through issuance of SFAS No. 138. SFAS No. 133 and 138 establish accounting and reporting standards for derivative instruments and for hedging activities. The effective date for SFAS Nos. 133 and 138 is for years beginning after June 15, 2000. Adoption of SFAS Nos. 133 and 138 will have no effect on the Company's financial statements as it has no derivatives or hedging instruments.

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








Item 6.    Exhibits and Reports on Form 8-K.

          (a)               Exhibits


               1. Exhibit 3.1- Bylaws of USFreightways Corporation, as restated August 17, 2000.
               2.  Exhibit 27-Financial Data Schedule.

          (b)              Current Reports on Form 8-K were filed:
               1. A Current Report on Form 8-K was filed on July 24, 2000 announcing that the Board of Directors of USFreightways Corporation had authorized a stock repurchase program of up to 1,000,000 shares of its common stock in addition to the 500,000 shares of common stock authorized for repurchase on June 7, 2000.

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