Form 10-K
period 2000-12-31
USFREIGHTWAYS CORP
filed 2001-03-27
CIK 881791

                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                    Form 10-K

(Mark One)

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

   Securities registered pursuant to Section 12(g) of the Act:
                   8 1/2 % Notes Due April 15, 2010
                   6 1/2 % Notes Due May 1, 2009
                        (Title of Class)


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

The number of shares of common stock outstanding at March 23, 2001 was 26,223,010. The aggregate market value of the voting stock of the registrant as of March 23, 2001 was approximately $781,786,597.

                           DOCUMENTS INCORPORATED BY REFERENCE

1) 2000 Annual Report to Shareholders for the Year Ended December 31, 2000 (Only those portions referenced herein are incorporated in this Form 10-K).

2) Proxy Statement to be filed on or about March 28, 2001 (Only those portions referenced herein are incorporated in this Form 10-K).

                            USFreightays Corporation

                                    Form 10-K
                          Year Ended December 31, 2000


                                     PART I

Item 1.           Business

Background

     USFreightways Corporation ("the Company") provides comprehensive supply chain management services through its operating subsidiaries. Regional less-than-truckload ("LTL") general commodities carriers provide overnight and second-day delivery throughout the United States and into Canada. Logistics subsidiaries provide integrated supply chain solutions, value added logistics solutions, reverse logistics services and complete warehouse fulfillment services to its customers. The Company also provides domestic and international freight forwarding, import and export air and ocean services as well as premium regional and national truckload ("TL") service. Principal subsidiaries in the Regional LTL group are USF Holland Inc. ("Holland"), USF Bestway Inc. ("Bestway"), USF Red Star Inc. ("Red Star"), USF Reddaway Inc. ("Reddaway") and USF Dugan Inc. ("Dugan"). USF Worldwide Logistics consists of Logistics and Freight Forwarding Groups. The Logistics group consists of USF Logistics Inc. ("Logistics"), USF Processors Inc ("Processors") and USF Distribution Services Inc. ("Distribution Services"); the Freight Forwarding group includes several companies that all now operate under the name USF Worldwide Inc. ("Worldwide"); USF Glen Moore Transport Inc. ("Glen Moore") is the Company's TL carrier.

     The Company traces its origins to 1984 when TNT Limited, through its wholly owned subsidiary TNT Transport Group ("Transport Group"), embarked on a strategy to establish, through acquisition, a nationwide network of quality regional LTL carriers. During the same period, the group of businesses that now constitute the Company also grew as a result of internal expansion and increased penetration of existing markets. In April 1991 the Company was incorporated as a holding company for regional trucking companies.

     During February 1992 Transport Group sold 19,593,750 shares of common stock through an initial public offering for which the proceeds were paid to Transport Group. In a subsequent transaction in May 1993, the Company purchased from Transport Group all its remaining shares in the Company.

     In February 1997, the Company sold 3,105,000 of its shares in a public offering.

     Beginning in June, 2000, the Company repurchased 954,200 of its outstanding shares under two separate repurchase programs authorized by the board of directors. The first authorized program included a total of 500,000 shares to be repurchased. The second authorized program included a total of 1,000,000 shares to be repurchased. There are currently available, under the second program, approximately 545,800 shares that could be repurchased.

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

     During 2000, under the purchase method of accounting, the Company acquired all of the outstanding shares of Tri-Star Corporation, Inc., a Tennessee based truckload carrier and Ultimex Global Logistics PLC, a freight forwarder based in London, England. Total consideration for all Fiscal 2000 acquistions amounted to $26,188,000 of cash and debt incurred.

   Following is a table depicting revenue by LTL trucking, TL trucking, Logistics, Freight forwarding and Corporate and other segments for each of the most recent three years:

Revenue ($ in millions)

Year                      1998      %    1999       %         2000       %
                         ------    ---  ------     ---       ------     ---
 LTL trucking            $1,540    83.9 $1,750     78.6      $1,914     75.4
 TL trucking                 13     0.7     45      2.0          86      3.4
 Logistics                  130     7.1    207      9.3         277     10.9
 Freight forwarding         152     8.3    225     10.1         262     10.3
 Corporate and other          -     0.0      -      0.0           -
                         ------   ----  ------     ----      ------    -----
Total                    $1,835   100.0 $2,227    100.0     $ 2,539    100.0
                         ------   ----- ------    -----      ------    -----




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

     In the competitive environment of each of the Company's LTL trucking subsidiaries, most LTL carriers have adopted discounting programs that reduce prices paid by some shippers. Additionally, when new LTL competitors enter a geographic region, they often utilize discounted prices to lure customers away from the Company's trucking subsidiaries. Such attempts to gain market share through price reduction programs exert downward pressure on the industry's price structure and profit margins and have caused many LTL carriers to cease operations.

The LTL Trucking Subsidiaries

     The following is a brief description of the Company's LTL regional trucking subsidiaries. Statistical information for subsidiaries' operations is reported in the Company's 2000 Annual Report to the Shareholders, and is incorporated by reference in this Form 10-K as page F22 of Exhibit 13.

     USF Holland is the largest of the Company's operating subsidiaries, transporting LTL shipments interstate throughout the central United States and into the Southeast. USF Holland uses predominantly single 48 and 53 foot trailers. The average length of line-haul in the year ended December 31, 2000 was approximately 390 miles.

     USF Red Star operates in the eastern United States, as well as to and from eastern Canada. USF Red Star uses a combination of single and double trailers. The average length of line-haul in the year ended December 31, 2000 was approximately 300 miles.

     USF Bestway operates throughout the southwest region of the United States from Texas to California. USF Bestway uses double trailers in its operations. For the year ended December 31, 2000 the average length of line-haul for USF Bestway was approximately 411 miles.

     USF Reddaway provides LTL carriage along the I-5 corridor from California to Washington, throughout the northwest United States and into western Canada and Alaska. The average length of line-haul for the year ended December 31, 2000 was approximately 600 miles. USF Reddaway operates double trailers and, where possible, triple trailer combinations.

     USF Dugan provides service to the Plains states and into the southern states from Texas to Florida. USF Dugan operates with double and triple trailers, and the average length of line-haul for the year ended December 31, 2000 was approximately 550 miles.

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

     In the competitive environment of the Company's TL trucking subsidiary, most TL carriers have adopted discounting programs that reduce prices paid by some shippers. Additionally, when new TL competitors enter the business, they often utilize discounted prices to lure customers away from the Company's TL trucking subsidiary. Such attempts to gain market share through price reduction programs exert downward pressure on the industry's price structure and profit margins and have caused TL carriers to cease operations.

The TL Trucking Subsidiary

     The following is a brief description of the Company's TL trucking subsidiary. Statistical information for the subsidiary's operations is reported in the Company's 2000 Annual Report to the Shareholders, and is incorporated by reference in this Form 10-K as page F22 of Exhibit 13.

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

     On August 2, 1999, Glen Moore acquired Underwood Trucking ("Underwood") an Indiana based TL carrier which was merged into Glen Moore.

     On January 10, 2000, Glen Moore acquired Tri-Star Transportation, Inc., a Tennessee based TL carrier which was merged into Glen Moore. At the end of the current year, Glen Moore operated 599 tractors (mainly sleeper units) and 1,885 trailers.

The Logistics Subsidiaries

     Logistics subsidiaries provide integrated supply chain solutions, value added logistics solutions, reverse logistics services and complete warehouse fulfillment services to its customers. These activities are conducted through USF Logistics, which provides integrated supply chain solutions for its clients including transportation, warehousing, cross-docking, product reconfiguration and reverse logistics; USF Distribution Services, a national provider of value-added logistics services to the retail and industrial markets with a particular focus on consolidation/distribution and fulfillment programs; and USF Processors a Dallas, TX based provider of reverse logistics services to manufacturers, distributors and retailers. USF Processors currently operates from approximately 50 sites across the country, has in excess of 1,900 employees and contributed approximately $70.6 million in revenue in 2000.

The Freight Forwarding Subsidiaries

     The Company is engaged, through its subsidiary USF Worldwide, in providing domestic and international freight forwarding for its customers including air freight services, import and export air and ocean services and customs house brokerage services.

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

     In October 1999, USF Worldwide formed a partnership under the trading name USF Asia Group. USF Asia Group, based in Hong Kong, provides sea/air consolidation, local forwarding, customs clearance, NVOCC and warehousing and distribution services to companies doing business to and from or within the Asia-Pacific region. USF Asia contributed approximately $11.7 million in revenue in 2000.

     In August 2000, USF Worldwide acquired Ultimex Global Logistics PLC a freight forwarder located in London, England. Since its acquisition, Ultimex has contributed approximately $9.3 million in revenue.

Terminals for Regional LTL Trucking

     The Company's 253 terminals are a key element in the operation of its regional trucklines. The terminals vary significantly in size according to the markets served. Sales personnel at each terminal are responsible for soliciting new business. Each terminal maintains a team of dispatchers who communicate with customers and coordinate local pickup and delivery drivers. Terminals also maintain teams of dock workers, line-haul drivers and administrative personnel. The larger terminals also have maintenance facilities and mechanics. Each terminal is directed by a terminal manager who has general supervisory responsibilities and also plays an important role in monitoring costs and service quality.

Revenue Equipment

     At December 31, 2000 the Company operated 9,606 tractors and 22,980 trailers of which approximately 95% are owned. USF Logistics leases most of its tractors and trailers. Each subsidiary selects its own revenue equipment to suit the customers' needs or conditions prevailing in its region, such as terrain, climate, and average length of line-haul. Tractors and trailers are built to standard specifications and generally are not modified to fit special customer situations.

     Each subsidiary has a comprehensive preventive maintenance program for its tractors and trailers to minimize equipment downtime and prolong equipment life. Repairs and maintenance are performed regularly at the subsidiaries' facilities and at independent contract maintenance facilities.

     The Company replaces tractors and trailers based on factors such as age and condition, the market for equipment and improvements in technology and fuel efficiency. At December 31, 2000 the average age of the Company's line-haul tractors was 3.5 years and the average age of its line-haul trailers was 7.2 years. Older line-haul tractors are often assigned to pickup and delivery operations, which are generally operated at lower speeds and over shorter distances, allowing the Company to extend the life of line-haul tractors and improve asset utilization. The average age of the Company's pickup and delivery tractors at December 31, 2000 was 8.3 years.

Sales and Marketing

     Sales personnel as well as senior management at each subsidiary are responsible for soliciting new business and maintaining good customer relations. In addition, the Company maintains a corporate sales and marketing department consisting of 20 professionals who are assigned major accounts within specified geographic regions of the continental United States. These corporate sales managers solicit business for the regional trucklines from distribution and logistics executives of large shippers. In many cases, targeted corporations maintain centralized control of multiple shipping and receiving locations. In addition, the subsidiaries maintain a combined sales force of approximately 600 sales professionals that work in concert with the corporate sales managers.

Seasonality

     The Company's results, consistent with the trucking and air freight industry in general, show seasonal patterns with tonnage and revenue declining during the winter months and, to a lesser degree, during vacation periods in the summer. Furthermore, inclement weather in the winter months can further negatively affect the Company's results.

Customers

     The Company is not dependent upon any particular industry and provides services to a wide variety of customers including many large, publicly held companies. During the year ended December 31, 2000 no single customer accounted for more than two percent of the Company's operating revenue and the Company's ten largest customers as a group accounted for approximately 11.6%percent of total operating revenue. Many of the national account customers use more than one of the Company's regional trucklines for their transportation requirements.


Cooperation Among Trucklines

     The Company's subsidiaries cooperate with each other to market and provide services along certain routes running between their regions. In such circumstances, the trucklines jointly price their service and then divide revenue in proportion to the amount of carriage provided by each company or based on predetermined formulae.

Information Technology

     The Company's regional trucking subsidiaries are linked by technology featuring information-rich freight management systems that enable timely and fast schedule adjustments. The Company's worldwide web site, USFreightways.com., averages more than 100 thousand hits per day. The Company's secure internet site, USF Net, receives more than 30 thousand hits per day from customers accessing detailed product and service information.

     The Company's regional trucking subsidiaries are also linked by a wireless communications network while Glen Moore and the dedicated fleet are linked by the latest satellite systems in order to efficiently track shipments.

     Many of the Company's customers are linked directly to the Company's data systems via Electronic Data Interchange (EDI) a sophistocated information exchange platform that is particularly well suited for customers with significant volumes of business.

     Additionally, the Company's document imaging systems currently scan more than 300 thousand documents per day. The next generation of USF Net will allow for the viewing of scanned documents online.

     In 2000, the Company doubled the size of its corporate information technology team in order to develop the next generation of web-related and other information technology systems.

Fuel

     The motor carrier industry is dependent upon the availability of diesel fuel. Shortages of fuel, increases in fuel costs or fuel taxes, or rationing of petroleum products could have a material adverse effect on the profitability of the Company. The Company's LTL regional trucking subsidiaries periodically maintain a fuel surcharge to partially offset increases in fuel prices. Due to rising fuel prices, the Company's LTL regional trucking subisiiaries reinstated a fuel surcharge in the third quarter of 1999 which is still in effect in March 2001. Fuel expense, as a percentage of revenue, approximated 6.0% during 2000 at the Company's LTL trucking subsidiaries. Prior to the 2000 fourth quarter, the Company netted fuel surcharges invoiced to customers against fuel expense. Effective with the 2000 fourth quarter, the Company reclassified fuel surcharges invoiced to customers as revenue as promulgated under the Securities and Exchange Commission's Staff Accounting Bulletin Number 101 "Revenue Recognition in Financial Statements". The Company has restated revenue and expenses for the first three quarters of 2000 and the fourth quarter of 1999. As a result,revenue and fuel expense increased by $60.4 million in 2000 and $4.5 million in 1999 in the Company's trucking subsidiaries. However, there was no effect on income from operations or net income. Fuel and fuel tax expense in the Company's TL subsidiary, as a percentage of revenue, approximated 17% during 2000. Fuel surcharges in the TL industry are more difficult to implement and collect. In most cases, TL operators generally recover the increases in fuel costs through increases in rates charged for its services. The Company has not experienced any difficulty in maintaining fuel supplies sufficient to support its operations.

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



Employees

     At December 31, 2000 the Company employed 23,462 persons, of whom 13,575 were drivers, 3,243 were dock workers, and the balance support personnel, including office workers, managers and administrators. Approximately 47 percent of all employees were members of unions. Approximately 86 percent of these union workers were employed by USF Holland or USF Red Star and belonged to the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (the "IBT"). Members of the IBT at USF Holland and USF Red Star are presently working under the terms of a five-year, industry-wide labor agreement that expires in March 2003.

Item 2.           Properties

     In May, 2000, the Company relocated its executive offices to 8550 West Bryn Mawr Ave, Ste. 700, Chicago, IL 60631. The Company's 27,500 square foot facility is occupied under a lease terminating in August 2008.

     Each of the Company's operating subsidiaries also maintains a head office as well as numerous operating facilities. Of the 253 regional LTL trucking terminal facilities used by the Company as of December 31, 2000, 110 were owned and 143 were leased. These facilities range in size according to the markets served. The Company has not experienced and does not anticipate difficulties in renewing existing leases on favorable terms or obtaining new facilities as and when required.

     For a description of revenue equipment, refer to Item 1 on revenue equipment.

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

                                     PART II

Item 5.   Market for the Company's Common Stock and related Stockholder Matters

     The Company's common stock trades on The NASDAQ Stock Market under the symbol: USFC. On February 15, 2001 there were approximately 12,000 beneficial holders of the Company's common stock. For the high and low sales prices for the common stock for each full calendar quarterly period for 1999 and 2000, see page F21 of the Company's Annual Report to the Shareholders - Financial Statements (incorporated by reference under Item 14 herein).

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

Item 6.           Selected Financial Data

     The information set forth under the caption "Selected Consolidated Financial Data" on page F21 of the Company's Annual Report to the Shareholders Financial Statements for the year ended December 31, 2000, is incorporated by reference under Item 14 herein.

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages F3 through F5 of the Company's Annual Report to the Shareholders - Financial Statements for the year ended December 31, 2000, is incorporated by reference under Item 14 herein.

Item 8.           Financial Statements and Supplementary Data

     The Financial Statements and Supplementary Data Appearing on pages F7 through F20 of the Company's Annual Report to the Shareholders - Financial Statements for the year ended December 31, 2000, are incorporated by reference under Item 14 herein.

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

                None

                                    PART III

Item 10. Directors and Executive Officers of the Company

     The information for directors is reported in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, and is incorporated by reference. The following table sets forth certain information as of December 31, 2000 concerning the registrant's executive officers:

         Name               Age           Position

Samuel K. Skinner            62           President and Chief Executive
                                              Officer and Director

Robert V. Fasso              47           President-Regional Carrier Group

Christopher L. Ellis         55           Senior Vice President, Finance & CFO


     Samuel K. Skinner, 62, was named as the Company's Chief Executive Officer and President on June 6, 2000 and Chairman in January 2001, and has been a director of the Company since December of 1999.

         Robert V. Fasso, 47, was appointed as the Company's President-Regional Carrier Group in September 1997. From July 1993 until January 2001, Mr. Fasso was President and CEO of the Company's subsidiary USF Bestway Inc. Prior to that date, he was with Yellow Freight System.

         Christopher L. Ellis, 55, has been Senior Vice President, Finance and Chief Financial Officer of the Company since June 1991.

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

                                     PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

(a)               (1) Financial Statements

                  The following consolidated financial statements appearing in the 2000 Annual Report to the Shareholders are incorporated by reference in this Annual Report on Form 10-K as Exhibit 13:

                                                                            Page

                  Selected Consolidated Financial Data                  F21

                  Management's Discussion and Analysis of               F2-6

                     Financial Condition and Results of Operations

                  Report of Independent Public Accountants              F7

                  Consolidated Financial Statements                     F8-11

                  Notes to Consolidated Financial Statements            F12-20

                  (2) Financial Statement Schedule:



                  Schedule II - Valuation and Qualifying Accounts

                            USFreightways Corporation

                    Three Years ended December 31, 2000
                         (dollars in thousands)

                                                                        Additions

                                                                 -------------------------

Description                                        Balance at     Charges to     Charged to     Deductions(1)  Balance at
                                                   Beginning      Costs and      Other                         End of
                                                   of Period      Expenses       Accounts                      Period
-----------                                        ---------      ----------     -----------    ----------     ---------

Fiscal year ended December 31,1998
  Accounts receivable allowances                   $10,067         $35,815         $0             $34,723        $11,159
  for revenue adjusmtents and doubtful accounts

Fiscal year ended December 31, 1999
   Accounts receivable allowances                  $11,159         $35,206         $0             $35,742        $10,623
   for revenue adjusmtents and doubtful accounts

Fiscal year ended December 31, 2000
    Accounts receivable allowances                 $10,623         $41,859         $0             $41,314        $11,168
    for revenue adjusmtents and doubtful accounts

(1)  Primarily uncollectible accounts written off net of recoveries.


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                     FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Stockholders,
USFreightways Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in USFreightways Corporation and Subsidiaries annual report to stockholders and incorporated in this Form 10-K, and have issued our report thereon dated January 23, 2001. Our audits were made for the purpose of forming an opinion on those basic consolidated financial statements taken as a whole. The financial statement schedule included in this Form 10-K is the responsibility of the company's management, and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Chicago, Illinois
January 23, 2001

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



                  3(b) Bylaws of USFreightways Corporation, as restated as of October 27, 2000 (filed with this Annual Report on Form 10-K).

                  4(a) Indenture,dated as of May 5, 1999 among USFreightways Corporation, the Guarantors named therein and Bank One, Michigan, as Trustee (as the successor-in-interest to NBD Bank)(incorporated by reference from
                           Exhibit 4.1 to USFreightways Corporation Current Report on Form 8-K, filed on May 11, 1999).

                  4(b) First Supplemental Indenture, dated as of January 31, 2000 among USFreightways Corporation, the Guarantors named therein and Bank One, Michigan, as Trustee (as the successor-in-interest to NBD Bank) (incorporated by reference from Exhibit to USFreightways Corporation Registration Statement on Form S-3, filed on January 31, 2000, Registration No. 333-95777).

                  10(a) USFreightways Stock Option Plan (incorporated by reference from Exhibit 10.18 to USFreightways Corporation Transition Report on Form 10-K from June 29, 1991 to December 28, 1991).

                  10(b) Agreement dated March 5, 1993 Supplementing the Tax Indemnification Agreement between USFreightways Corporation and TNT Transport Group (incorporated by reference from Exhibit 10 to USFreightways Corporation Annual Report on Form 10-K for the year ended January 2, 1993).

                  10(c) Stock Option Plan for Non-employee Directors amended and restated as of April 28, 2000 (filed with this Annual Report on Form 10-K).

                  10(d) Employment Agreement of Christopher L. Ellis dated December 16, 1991 (incorporated by reference from
                           Exhibit 10(g) to USFreightways Corporation Annual Report on Form 10-K for the year ended January 1,1994).

                  10(e) Form of Election of Deferral (incorporated by reference from Exhibit 10(h) to USFreightways Corporation Annual Report on Form 10-K for the year ended December 31, 1994).

                  10(f) USFreightways Long-Term Incentive Plan amended and restated as of April 30, 1999 (incorporated by reference from Exhibit 10(j) to USFreightways Corporation Annual Report on Form 10-K for the year ended December 31, 1999).


                  10(g) Employment Agreement of Robert V. Fasso dated December 12, 1997 (incorporated be reference from
                           Exhibit 10(l) to USFreightways Corporation Annual Report on Form 10-K for the year ended January 3,
                           1998).

                  10(h) $200,000,000 Credit Agreement dated as of November 26, 1997 among USFreightways Corporation, the banks named therein and NBD Bank, N. A. as agent (incorporated by reference from Exhibit 10(l) to USFreightways Corporation Annual Report on Form 10-K for the year ended January 3, 1998).

                  10(i) Form of Irrevocable Guaranty and Indemnity relating to the Credit Agreement described in Exhibit 10(m) (incorporated by reference from Exhibit 10(l) to USFreightways Corporation Annual Report on Form 10-K for the year ended January 3, 1998).

                  10(j) Restricted Stock Agreement with John Campbell Carruth dated April 27, 1998 (incorporated by reference from Exhibit 10.1 to USFreightways Corporation Quarterly Report on Form 10-Q for the quarter ended July 4,1998).

                  10(k) USFreightways Corporation Non-Qualified Deferred Compensation Plan (incorporated by reference from Exhibit 10(q) to USFreightways Corporation Annual Report on Form 10-K for the year ended December 31,
                           1998).

                  10(l) 6 1/2% Guaranteed Note due May 1, 2009 (incorporated by reference from Exhibit 4.2 to USFreightways Corporation Current Report on Form 8-K filed, on May 11, 1999).

                  10(m) 8 1/2% Guaranteed Note due April 15, 2010 (incorporated) by reference from Exhibit 4.1 to USFreightways Corporation Current Report on Form 8-K, filed on April 26, 2000).

                  10(n) Employment Agreement of Samuel K. Skinner dated as of June 5, 2000 (incorporated by reference from Exhibit
                           10.1 to USFreightways Corporation Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

                  10(o) Consulting Agreement and Release of John Campbell Carruth dated as of October 27, 2000 (filed with this Annual Report on Form 10-K).



                  10(p) USFreightways Corporation Supplemental Executive Retirement Plan (filed with this Annual Report on Form 10-K).

                  13 Excerpts from the 2000 USFreightways Corporation Annual Report to Shareholders.

                  21 Subsidiaries of USFreightways Corporation (incorporated by reference from the 2000 USFreightways Corporation Annual Report to Shareholders).

                  23       Consent of Arthur Anderson LLP.

                  24       Power of Attorney.


         Exhibits 2, 9, 11, 12, 16, 18 and 22 are not applicable to this filing.



(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on the 26th day of March, 2001.



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

         Signatures                         Title               Date

/s/ Samuel K. Skinner *             Chairman of the Board       March 26, 2001
    Samuel K. Skinner               President and Chief
                                    Executive Officer and
                                    Director (Principal
                                    Executive Officer)

/s/ Morley Koffman *                Director                    March 26, 2001
Morley Koffman

/s/ William N. Weaver, Jr. *        Director                    March 26, 2001
William N. Weaver, Jr.

/s/ Neil A. Springer *              Director                    March 26, 2001
Neil A. Springer

/s/ Robert V. Delaney *             Director                    March 26, 2001
Robert V. Delaney

/s/ John W. Puth *                  Director                    March 26, 2001
John W. Puth

/s/ Anthony J. Paoni *              Director                    March 26, 2001
Anthony J. Paoni

/s/ Christopher L. Ellis            Chief Financial Officer     March 26, 2001
Christopher L. Ellis                (Principal Financial
                                    Officer)

/s/ Robert S. Owen                  Controller (Principal       March 26, 2001
Robert S. Owen                      Accounting Officer)


/s/ Christopher L. Ellis
*  By:   Christopher L. Ellis
         Attorney-in-Fact

EXHIBIT 3 (b)




         BY-LAWS OF  USFREIGHTWAYS CORPORATION


                  AS ADOPTED OCTOBER 27, 2000

                          BY-LAWS

                            of

                 USFreightways Corporation

                   Dated October 27, 2000

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

                                                       ARTICLE II

                                                Meetings of Stockholders

                  SECTION 2.1. Annual Meetings. An annual meeting of the stockholders of the Corporation for the election of directors and for the transaction of such other business as may properly come before the meeting shall be held on such date and at such time as the Board may from time to time determine, or, if not so designated, then at 10:00 a.m., on the third Tuesday in April in each year if not a legal holiday, and, if a legal holiday, at the same hour on the next succeeding work day, and at such place as shall be designated by the Board in the notice thereof.

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

                  SECTION 2.2 Special Meetings. A special meeting of the stockholders for any purpose or purposes may be called at any time by the Board, or by any committee of the Board which has been duly designated by the Board and whose powers and authority, as expressly provided in a resolution of the Board, include the power to call such meetings, and such meeting shall be held on such date and at such place and hour as shall be designated in the notice thereof. Only such business as is specified in the notice of any special meeting of the stockholders shall come before such meeting.

                  SECTION 2.3. Notice of Meetings. Notice of each meeting of the stockholders shall be given not less than 10 nor more than 60 days before the date of the meeting to each stockholder of record entitled to notice of, or to vote at, such meeting by delivering a typewritten or printed notice thereof to such stockholder personally or by depositing such notice in the United States mail, postage prepaid, directed to such stockholder at such person's address as it appears on the stock record of the Corporation. Every such notice shall state the place, date and hour of the meeting and, in the case of a special meeting is called. Notice of the time, place and purpose of any meeting of stockholders may be waived in writing, either before or after such meeting, and will be waived by any stockholder by such person's attendance thereat, in person or by proxy (unless such stockholder protests, prior to or at the commencement of the meeting, the lack of proper notice to such stockholder). Any stockholder waiving notice of a meeting shall be bound by the proceedings of any such meeting in all respects as if due notice thereof had been given.

                  SECTION 2.4. Adjournments. Any meeting of stockholders, annual or special, may adjourn from time to time to reconvene at the same or some other place, and notice need not be given of any such adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting the Corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

                  SECTION 2.5. Quorum and Manner of Acting. The presence in person or by proxy of stockholders holding of record a majority of the shares of stock of the Corporation entitled to be voted shall constitute a quorum for the transaction of business at any meeting of the stockholders. In the absence of a quorum at any such meeting or any adjournment or adjournments thereof, a majority in voting interest of those present in person or by proxy and entitled to vote, or, in the absence therefrom of all the stockholders, any officer entitled to preside at, or to act as secretary of, such meeting, may adjourn such meeting from time to time in the manner provided in Section 2.4 until stockholders holding the amount of stock requisite for a quorum shall be present in person or by proxy. The absence from any meeting in person or by proxy of stockholders holding the number of shares of stock of the Corporation required for action upon any given matter which may properly come before the meeting if there shall be present there at, in person or by proxy of stockholders holding the number of shares of stock of the Corporation required for action upon any given matter shall be present there at, in person or by proxy, stockholders holding the number of shares of stock of the Corporation required in respect of such other matter. The stockholders present at a duly called or convened meeting, at which a quorum is present, may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

                  SECTION 2.6.      Organization of Meetings. At  each   meeting
of  the   stockholders,   one  of  the following shall act as chairman of the
meeting and preside there at, in the following order of precedence:

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

                  SECTION 2.7. Order of Business. The order of business at each meeting of the stockholders shall be determined by the chairman of the meeting, but such order of business may be changed by a majority in voting interest of those present in person or by proxy at such meeting and entitled to vote there at. The chairman of the meeting shall have the right and authority to prescribe such acts and things as are necessary or desirable for the proper conduct of the meeting, including, without limitation, the establishment of procedures for the maintenance of order and safety, limitations on the time allotted to questions or comments on the affairs of the Corporation, restrictions on entry to such meeting after the time prescribed for the commencement thereof, and the opening and closing of the voting polls.

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

                                PAGE 20
                  SECTION 2.8. Voting. Each stockholder shall, at each meeting of the stockholders, be entitled to one vote in person or by proxy for each share of stock of the Corporation which has voting power on the matter in question held by such person and registered in such person's name on the stock record of the Corporation:

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

                  SECTION 2.9. Consent in Lieu of Meeting. Anything herein to the contrary notwithstanding, any action required to be taken at any annual or special meeting of stockholders of the Corporation, or any action which may be taken at any annual or special meeting of such stockholders, may be taken at any annual or special meeting of such stockholders or may be taken without a meeting, without prior notice and without a vote if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by stockholders who have not consented in writing and any certificate filed with respect to such matter shall state that such written notice has been given.

                  SECTION 2.10. List of Stockholders. It shall be the duty of the officer of the Corporation who shall have charge of the stock ledger of record, either directly or through another officer of the Corporation or agent thereof, to prepare and make, at least 10 days before every meeting of the stockholders, a complete list of the stockholders entitled to vote there at, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours for a period of at least 10 days prior to the meeting, either at the place where the meeting is to be held or at such other place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting. Such list shall also be produced and kept at the time and place of the meeting during the whole time thereof and may be inspected by any stockholder who is present. The stock record shall be the only evidence as to who are the stockholders entitled to examine the stock record, such list or the books of the Corporation or to vote in person or by proxy at any meeting of the stockholders.

                  SECTION 2.11. Inspectors. Either the Board or, in the absence of a designation of inspectors by the Board, the chairman of the meeting may, in its or such person's discretion, appoint two or more inspectors, who need not be stockholders, who shall receive and take charge of ballots and proxies and decide all questions relating to the qualification of those asserting the right to vote and the validity of ballots and proxies. In the event of the failure or refusal to serve of any inspector designated by the Board, the chairman of the meeting shall appoint an inspector to act in place of each such inspector designated by the Board. In the absence of a designation of inspectors by the Board and the chairman of the meeting, the secretary of the meeting shall perform the duties which would otherwise have been performed by the inspectors.

                                                      ARTICLE III

                                                   Board of Directors


                  SECTION 3.1. General Powers. The property, business, affairs and policies of the Corporation shall be managed by or under the direction of the Board.

                  SECTION 3.2. Number and Term of Office.The Board shall consist of not less than three nor more than twenty-one directors. The exact number of directors shall be determined from time to time by a resolution or resolutions adopted by the affirmative vote of a majority of the total number of directors which the corporation would have if there were no vacancies (the "entire Board"). The directors shall be divided into three classes. Each class shall consist, as nearly as may be possible, of one-third of the total number of directors constituting the entire Board. If the classes of directors are not equal in number, the Board shall determine which class shall contain an unequal number of directors.

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

                  SECTION 3.4               Meetings.

                  (a) Regular Meetings.Regular meetings of the Board or any committee thereof shall be held as the Board or such committee thereof shall from time to time determine. If any day fixed for a regular meeting shall be a legal holiday at the place where the meeting is to be held, then the meeting which would otherwise be held on that day shall be postponed until the next succeeding business day.

                  (b) Notice of Meetings. Special meetings of the Board, at which any and all business may be transacted, shall be held whenever called by the Chief Executive Officer, the President, the Chairman of the Board or a majority of the Board.

                  (c) Notice of Meetings. No notice of regular meetings of the Board or of any committee thereof or of any adjourned meeting thereof need be given. Notice shall be given to each special meeting of the Board or adjournment thereof, including the time and place thereof. Notice of each such meeting shall be mailed to each director, addressed to such person at such person's residence or usual place of business, at lease two days before the day on which such meeting is to be held, or shall be sent to such person at such place by facsimile, telegraph, cable, wireless or other form of recorded communication, or be delivered personally or by telephone not later than the day before the day on which such meeting is to be held, but notice need not be given to any director who shall attend meeting. A written waiver of notice, signed by the person entitled thereto, whether before or after the time of the meeting stated therein, shall be deemed equivalent to notice. The purposes of a meeting of the Board or any committee thereof need not be specified in the notice thereof.

                  (d) Time and Place of Meetings. Regular meetings of the Board or any committee thereof shall be held at such time or times and place or places as the Board or such committee may from time to time determine. Each special meeting of the Board or any committee thereof shall be held at such time and place as the caller or callers thereof may determine. In the absence of such a determination, each regular meeting or special meeting of the Board or any committee thereof shall be held at such time and place as shall be designated in the notices or waivers of notice thereof.

                  (e) Quorum and Manner of Acting. A majority of the directors then in office and a majority of the members of any committee shall be present in person at any meeting thereof in order to constitute a quorum for the transaction of business at such meeting and the vote of a majority of the directors present at any such meeting at which a quorum is present shall be necessary for the passage of any resolution or for an act to be the act of the Board or such committee. In the absence of a quorum, a majority of the directors present thereat may adjourn such meeting from time to time until a quorum shall be present there at. Notice of any adjourned meeting need not be given.

                  (f) Organization of Meetings. At each meeting of the Board, the Chairman of the Board or, if such person is not present or if no person holds such office, any director chosen by a majority of the directors present there at shall act as chairman of the meeting and preside thereat. The person whom the chairman of the meeting shall appoint shall act as secretary of such meeting and keep the minutes thereof. The order of business at each meeting of the Board shall be determined by the chairman of such meeting.






                  (g) Consent in Lieu of Meetings. Anything herein to the contrary notwithstanding, any action required or permitted to be taken at any meeting of the Board or any committee thereof may be taken without a meeting if all members of the Board or such committee, as the case may be, consent thereto in a writing or writings and such writing or writings are filed with the minutes of the proceedings of the Board or such committee.

                  (h) Action by Communications Equipment.The directors may participate in a meeting of the Board or any committee thereof by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other and such participation shall constitute presence in person at such meeting.

                  SECTION 3.5. Compensation. Each director who is not also a salaried employee of the Company or any of its affiliates, in consideration of he or she serving as such, shall be entitled to receive from the Corporation such amount per annum and such fees for attendance at meetings of the Board or of any committee, or both, as the Board shall from to time determine. The Board may provide that the Corporation shall reimburse each director or member of a committee, including any director who is a salaried employee of the Company or any of its affiliates, for any expenses incurred by such person on account of such person's attendance at any such meeting.

                  SECTION 3.6. Resignation, Removal and Vacancies. Any director may resign at any time by giving written notice of such person's resignation to the Board. Any such resignation shall take effect at the time specified therein or, if the time when it shall become effective shall not be specified therein, when accepted by the Board. Except as aforesaid, the acceptance of such resignation shall not be necessary to make it effective.

         Any director may be removed at any time for cause by vote of the holders of a majority in voting interest of shares then entitled to vote at an election of directors. The vacancy in the Board caused by any such removal may be filled by the stockholders at such meeting or as provided in the next paragraph of these By-laws.

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

                                                       ARTICLE IV

                                                       Committees


                  SECTION 4.1. Number, Appointment, Term of Office. etc. The Board, by resolution or resolutions passed by a majority of the Board, may designate one or more committees, each committee to consist of one or more directors then in office. Each member of any such committee shall continue as such only so long as such person remains a director and may be removed at any time, with or without cause, by a majority of the Board. Any vacancy on any committee may be filled at any time by the vote of a majority of the Board.

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

                  SECTION 4.2. Functions and Powers Each committee shall have such functions and powers as the Board shall deem advisable and, subject to any limitations or restrictions which may be prescribed by resolution of the Board, if an Executive Committee is designated, it shall have and may exercise all the powers and authority of the Board in the management of the property, business, affairs and policies of the Corporation, including the power and authority to declare dividends and to authorize the issuance of stock of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it; provided, however, that no committee shall have the power of authority to: approve amendments to the Certificate of Incorporation of the Corporation (except that a committee may, to the extent authorized in the resolution or resolutions providing for the issuance of shares of stock adopted by the board as provided in Section 151(a) of the Delaware General Corporation Law, fix the designations and any of the preferences or rights of such shares or fix the number of shares of any series of stock or authorize the increase or decrease of the shares of any series); adopt agreements of merger or consolidation; recommend to the stockholders the sale, lease or exchange of all or substantially all the property and assets of the Corporation; recommend to the stockholders the dissolution of the Corporation or the revocation of such a dissolution; or amend these By-laws.

                  SECTION 4.3. Rules. Subject to the provisions of these By-laws, each committee by resolution adopted by a majority of all the members thereof shall fix its rules of procedure.

                                PAGE 25
                                                       ARTICLE V

                                                        Officers

                  SECTION 5.1. Election and Appointment and Term of Office. The Corporation shall have such officers with such titles as shall be stated in a resolution of the Board, and with such duties as shall be given them as hereinafter provided or as may otherwise be specifically given them by the Board, but such officers shall include at least (a) a Chairman of the Board or one or more Vice-Chairmen of the Board or a Chief Executive Officer or a President, or any or all the foregoing, and (b) a Secretary or one or more Assistant Secretaries or a Treasurer or one or more Assistant Treasurers, or any or all of the foregoing. One of such officers shall have the duty to record the proceedings of the meetings of stockholders and directors in a book to be kept for that purpose. Any number of offices may be held by the same person except that at least one person who holds an office referred to in clause (a) of the second preceding sentence shall not be the same as at least one person who holds any office referred to in clause (b) of the second preceding sentence.

                  SECTION 5.2. Resignation, Removal and Vacancies. Any officer may resign at any time by giving written notice of such person's resignation to the Board. Any such resignation shall take effect at the time specified therein or, if the time when it shall become effective shall not be specified therein when accepted by the Board. Except as aforesaid, the acceptance of such resignation shall not be necessary to make it effective.

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

                  SECTION 5.3. Duties and Functions. If any of the following offices is created and a person appointed or elected thereto, and unless the Board otherwise provides, such offices and persons shall have the following duties and functions:

                  (a) Chairman. If a Chairman of the Board is appointed or elected, such person shall be a member of the Board, shall preside at meetings of the Board and of the stockholders at which such person shall be present, shall perform such duties as are incident to the office of the Chairman of the Board, and shall perform such other duties as may from time to time be prescribed by the Board.

                  (b) Vice-Chairman. If any Vice-Chairman or Vice-Chairmen of the Board are appointed or elected, they shall be members of the Board, shall perform such duties as are incident to the office of the Vice-Chairman of the Board, and shall perform such other duties as may from time to time be prescribed by the Board.

                  (c) Chairman of the Executive Committee. If a Chairman of the Executive Committee is appointed or elected, such person shall be a member of the Board, shall preside at meetings of the Executive Committee, shall when requested consult with and advise the other officers of the Corporation, and shall perform such other duties as may be agreed upon with them or as the Board or the Executive Committee may from time to time determine.

                  (d) Chief Executive Officer. If a Chief Executive Officer is appointed or elected, such person shall, subject to the control of the Board, have general charge and management of the property, business and affairs of the Corporation and shall have the direction of, and may assign duties to, all other officers (other than the Chairman and any Vice-Chairman, if either or both is appointed or elected), agents and employees.

                  (e) President. If a President is appointed or elected, such person shall have such powers and duties as shall be prescribed by the Chief Executive Officer, if one is appointed or elected, or the Board. The President shall report to the Chief Executive Officer.

                  (f) Chief Operating Officer. If any Chief Operating Officer is appointed or elected, such person shall have such powers and duties as shall be prescribed by the Chief Executive Officer or the President, if either or both is appointed or elected, or the Board.

                  (g) Chief Financial Officer. If any Chief Financial Officer is appointed or elected, such person shall perform all the powers and duties of the offices of the chief financial officer and chief accounting officer and in general shall have overall supervision of the financial operations of the Corporation. The Chief Financial Officer shall also perform such other duties as the Chief Executive Officer, the President or the Board may from time to time determine.

                  (h) Vice Presidents. If any Vice President or Vice Presidents are appointed or elected, they shall have such powers and duties as shall be prescribed by the Chief Executive Officer or the President, if either or both is appointed or elected, or the Board. Vice Presidents for this purpose shall include Senior, Executive, Assistant and all other categories or types of Vice Presidents.

                  (i) Secretary. If a Secretary is appointed or elected, such person shall attend and keep the records of all meetings of the stockholders and the Board in one or more books kept for that purpose, shall give or cause to be given due notice of all meetings in accordance with these By-laws and as required by law, shall notify the several officers of the Corporation of all action taken by the Board concerning matters relating to their duties, shall transmit to the proper officers copies of all contracts and resolutions approved by the Board or any committees of the Board, shall be custodian of the seal of the Corporation and of all contracts, deeds, documents and other corporate papers, records (except accounting records) and indicia of title to properties owned by the Corporation as shall not be committed to the custody of another officer by the Chief Executive Officer or the President, if either or both is appointed or elected, or the Board, shall affix or cause to be affixed the seal of the Corporation to instruments requiring the same when the same have been signed on behalf of the corporation by a duly authorized officer, shall perform all duties and have all powers incident to the office of Secretary, and shall perform such other duties as shall be assigned to such person by the Chief Executive Officer or the President, if either or both is appointed or elected, or the Board. One or more Assistant Secretaries may be appointed or elected, who shall perform all the duties and have all the powers of the Secretary in the absence of or in case of a failure to appoint or elect or when so delegated by the Secretary, and as the Chief Executive Officer or the President, if either or both is appointed or elected, or the Board may direct.

                  (j) Treasurer. If a Treasurer is appointed or elected, such person shall perform the duties incident to the office of Treasurer and such other duties as shall be assigned to such person by the Chief Executive Officer or the President, if either or both is appointed or elected, or the Board. One or more Assistant Treasurers may be appointed or elected who shall perform all the duties and have all the powers of the Treasurer in the absence of, or in the case of a failure to appoint or elect, or when so delegated by the Treasurer, and as the Chief Executive Officer or the President, if either or both is appointed or elected, or the Board may direct.

                  (k) Controller. If a Controller is appointed or elected, such person shall perform all the duties incident to the office of Controller and such other duties as may be assigned to such person by the Chief Executive Officer or the President, if either or both is appointed or elected., or the Board. One or more Assistant Controllers may be appointed or elected who shall perform all the duties and have all the powers of the Controller in the absence of, or in the case of a failure to appoint or elect, or when so delegated by, the Controller, and as the Chief Executive Officer or the President, if either of both is appointed or elected, or the Board may direct.

                                                       ARTICLE VI

                                          Waiver of Notices; Place of Meetings

                  SECTION 6.1. Waiver of Notices. Anything herein to the contrary notwithstanding, whenever notice is required to be given to any director or member of a committee or stockholder, a waiver thereof in writing, signed by the person entitled to such notice shall be deemed equivalent to notice, whether given before or after the time specified therein and, in the case of a waiver of notice of a meeting, whether or not such waiver specifies the purpose of or business to be transacted at such meeting. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except where the person attends the meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened, and does so object.

                  SECTION 6.2.  Place of Meetings. Any meeting of the
stockholders,   the  Board  or  any committee may be held within or without the
State of Delaware.

                                                      ARTICLE VII

    Execution and Delivery of Documents; Deposits; Proxies; Books and Records


                  SECTION 7.1. Execution and Delivery of Documents; Delegation. The Board shall designate the officers, employees and agents of the Corporation who shall have power to execute and deliver deeds, contracts, mortgages, bonds, debentures, checks, drafts and other orders for the payment of money and other documents for and in the name of the Corporation and may authorize such officers, employees and agents to delegate such power (including authority to redelegate) by written instrument to other officers, employees or agents of the Corporation. Such delegation may be by resolution or otherwise and the authority granted shall be general or confined to specific matters, all as the Board may determine. In the absence of such designation referred to in the first sentence of such designation referred to in the first sentence of this Section, the officers of the Corporation shall have such power so referred to, to the extent incident to the normal performance of their duties.

                  SECTION 7.2. Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation or otherwise as the Board or any officer of the Corporation to whom power in that respect shall have been delegated by the Board shall select.

                  SECTION 7.3. Proxies in Respect of Stock or Other Securities of Other Corporations.Unless otherwise provided by the Board, any officer of the Corporation shall have the authority from time to time to appoint an agent or agents of the Corporation to exercise in the name and on behalf of the Corporation the powers and rights which the Corporation may have as the holder of stock or other securities in any other corporation, to vote or consent in respect of such stock or securities and to execute or cause to be executed in the name and on behalf of the Corporation and under its corporate seal or otherwise, such written proxies, powers of attorney or other instruments as such person may deem necessary or proper in order that the Corporation may exercise such powers and rights. Such officer may instruct any person or persons appointed as aforesaid as to the manner of exercising such powers and rights.

                  SECTION 7.4. Books and Records. The books and records of the Corporation may be kept at such places within or without the State of Delaware as the proper officers of the Corporation may from time to time determine.


                                                      ARTICLE VIII

Certificates; Stock Record; Transfer and Registration; New Certificates; Record Date, etc.

                  SECTION 8.1. Certificates for Stock. Every holder of stock of the Corporation shall be entitled to have a certificate certifying the number of shares owned by such person in the Corporation and designating the class of stock to which such shares belong, which shall otherwise be in such form as the Board shall prescribe. Each such certificate shall be signed by, or in the name of the Corporation by, the Chairman, a Vice-Chairman, the Chief Executive Officer, the President or a Vice President of the Corporation and by the Treasurer, an Assistant Treasurer, the Secretary or an Assistant Secretary of the Corporation. Any of or all such signatures may be facsimiles. In case any authorized officer who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer or authorized agent before such certificate is issued, it may nevertheless be issued by the Corporation with the same effect as if such person were such officer or authorized agent on the date of issue. Every certificate surrendered to the Corporation for exchange or transfer shall be canceled and a new certificate or certificates shall not be issued in exchange for any existing certificate until such existing certificate shall have been so canceled, except in cases provided for in Section 8.4 of this Article.

                  SECTION 8.2. Stock Record. A stock record in one or more counterparts shall be kept of the name of the person, firm or corporation owning the stock represented by each certificate for stock of the Corporation issued, the number of shares represented by each such certificate, the date of issue thereof and, in the case of cancellation, the date of cancellation. The person in whose name shares of stock stand on the stock record of the Corporation shall be deemed the owner thereof for all purposes as regards the Corporation.

                  SECTION 8.3.      Transfer and Registration of Stock

                  (a) Transfer. The transfer of stock and certificates of stock which represent the stock of the corporation shall be governed by Article 8 of Subtitle I of Title 6 of the Delaware Code.

                  (b) Registration. Registration of transfers of shares of the Corporation shall be made only on the books of the Corporation by the registered holder thereof, or by such person's attorney thereunto authorized by power of attorney duly executed and filed with an officer of the Corporation, and on the surrender of the certificate or certificates for such shares properly endorsed or accompanied by a stock power duly executed.

                  SECTION 8.4.      New Certificates

                  (a) Lost, Stolen or Destroyed Certificates. Where a stock certificate has been lost, apparently destroyed or wrongfully taken, the issuance of a new stock certificate or the claims based on such certificate shall be governed by Article 8 of Subtitle I of Title 6 of the Delaware Code.

                  (b) Mutilated Certificates. Where the holder of any certificate for stock of the Corporation notifies the Corporation of the mutilation of such certificate within a reasonable time after such person has notice of it, the Corporation will issue a new certificate for stock in exchange for such mutilated certificate theretofore issued by it.

                  (c) Bond. The Board may, in its discretion, require the owner of the lost, stolen, destroyed or mutilated certificate to give the Corporation a bond in such sum, limited or unlimited, in such form and with such surety or sureties sufficed to indemnify the Corporation against any claim that may be made against it on account of the loss, theft, destruction or mutilation of any such certificate or the issuance of any such new certificate.

                  SECTION 8.5. Regulations.   The  Board  may make  such  rules
and regulations as it may deem expedient, concerning the issue, transfer and registration of certificates for stock of the Corporation.

                  SECTION 8.6. Fixing Date for Determination of Stockholders of Record. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board may fix, in advance, a record date, which shall not be more than 60 nor less than 10 days before the date of such meeting, nor more than 60 days prior to any other action. If no record date is fixed: (1) the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held; (2) the record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the Board is necessary, shall be the day on which the first written consent is expressed; (3) the record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board adopts the resolution relating thereto. A determination of stockholders entitled to notice of or to vote at a meeting of the stockholders shall apply to any adjournment of the meeting; provided, however, that the Board may fix a new record date for the adjourned meeting.




                                                       ARTICLE IX

                                                          Seal

                  SECTION 9.1. Seal. The Corporate seal shall consist of a die bearing the full name of the Corporation in the outer circle and the legend "Corporate Seal 1991 Delaware" in the inner circle. This seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

                                                       ARTICLE X

                                                      Fiscal Year

                  SECTION 10.1 Fiscal Year. The fiscal year of the Corporation shall end on the Saturday closest to December 31 in each year, or such other date as the Board determines.

                                                       ARTICLE XI

                                                       Amendments

                  SECTION 11.1. Amendments. These By-laws may be amended, altered or repealed by the vote of a majority of the Board, subject to the power of the holders of 66 2/3 of the outstanding stock of the Corporation entitled to vote in respect thereof by their vote given at an annual meeting or at any special meeting, to amend, alter, or repeal any By-law made by the Board.

                                PAGE 30
                                                      ARTICLE XII

                                                     Subject to Law

                  SECTION 12.1. Subject to Law. All provisions of these By-Laws are subject to requirements of applicable law and the Certificate of Incorporation of the Corporation.


                                                      ARTICLE XIII

                                                    Indemnification

                  SECTION 13.1. Power to Indemnify in Actions, Suits or Proceedings Other Than Those by or in the Right of the Corporation. Subject to
Section 13.3 of this Article XIII, the Corporation shall indemnify and hold harmless, to the fullest extent permitted by applicable law, any person who is or was a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that such person is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe such person's conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which such person reasonably believed to be in or not opposed to the best interests of the Corporation, or with respect to any criminal action or proceeding, that such person had reasonable cause to believe that such person's conduct was unlawful.

                  SECTION 13.2. Power to Indemnify in Actions, Suits or Proceedings by or in the Right of the Corporation. Subject to Section 13.3 of this Article XIII, the Corporation shall indemnify and hold harmless, to the fullest extent permitted by applicable law, any person who is or was a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to produce a judgment in its favor by reason of the fact that he is or was a director or officer of the Corporation, or is or was a director or officer of the Corporation serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation; except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability, in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

                  SECTION 13.3. Authorization of Indemnification. Any indemnification under this Article XIII (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in Section 13.1 or Section 13.2 of this Article XIII, as the case may be. Such determination shall be made (i) by the Board by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (ii) by a committee of such directors designated by a majority vote of such directors even though less than a quorum, or (iii) if such a quorum is not obtainable, or, even if it is obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (iv) by the stockholders. To the extent, however, that a director, officer, employee or agent of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding described above, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith, without the necessity of authorization in the specific case.

                  SECTION 13.4. Good Faith Defined. For purposes of any determination under Section 13.3 of this Article XIII, a person shall be deemed to have acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the Corporation, or, with respect to any criminal action or proceeding, to have had no reasonable cause to believe such person's conduct was unlawful, if such person's action is based on the records or books of account of the Corporation or another enterprise, or on information supplied to such person by the officers of the Corporation or another enterprise in the course of their duties, or on the advice of legal counsel for the Corporation or another enterprise or on information or records given or reports made to the Corporation or another enterprise by an independent certified public accountant or by an appraiser or the expert selected with reasonable care by the Corporation or another enterprise. The term "another enterprise" as used in this Section 13.4 shall mean any other corporation or any partnership, joint venture, trust, employee benefit plan or other enterprise of which such person is or was serving at the request of the Corporation as a director, officer, employee or agent. The provisions of this Section 13.4 shall not be deemed to be exclusive or to limit in any way the circumstances in which a person may be deemed to have met the applicable standard of conduct set forth in Sections 13.1 or 13.2 of this Article XIII, as the case may be.

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

                  SECTION 13.6. Expenses Payable in Advance. Expenses incurred by a director or officer in defending or investigating a threatened or pending action, suit or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such director, officer, employee or agent to repay such amount if it shall ultimately be determined that such person is not entitled to be indemnified by the Corporation as authorized in this Article XIII.

                  SECTION 13.7. Nonexclusivity of Indemnification and Advancement of Expenses. The indemnification and advancement of expenses provided by or granted pursuant to this Article XIII shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any By-Law, agreement, contract, vote of stockholders or disinterested directors or pursuant to the direction (howsoever embodied) of any court of competent jurisdiction or otherwise, both as to action in their official capacity and as to action in another capacity while holding such office, it being the policy of the Corporation that indemnification of the persons specified in Sections 13.1 and 13.2 of this
Article  XIII  shall  be made  to the  fullest  extent  permitted  by  law.  The provisions of this Article XIII shall not be deemed to preclude the indemnification of any person who is not specified in Section 13.1 or 13.2 of this Article XIII but whom the Corporation has the power or obligation to indemnify under the provisions of the Delaware General Corporation Law, or otherwise.

                  SECTION 13.8. Insurance. The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise against any liability asserted against such person and incurred by such person in any such capacity, or arising out of such person's status as such, whether or not the Corporation would have the power or the obligation to indemnify such person against such liability under the Delaware General Corporation Law or the provisions of this Article XIII.

                  SECTION  13.9.  Certain  Definitions.  For  purposes  of  this
Article XIII references to "the Corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, shall stand in the same position under the provisions of this Article XIII with respect to the resulting or surviving corporation as such person would have with respect to such constituent corporation if its separate existence had continued. For purposes of this Article XIII, references to "fines" shall include any excise taxes assessed on a person with respect to an employee benefit plan; and references to "serving at the request of the Corporation" shall include any service as a director, officer, employee or agent of the Corporation which imposes duties on, or involved services by, such director, officer, employee or agent with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner such person reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Corporation" as referred to in this Article XIII.

                  SECTION 13.10. Survival of Indemnification and Advancement of Expenses. The indemnification and advancement of expenses provided by, or granted pursuant to, this Article XIII shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

                  SECTION 13.11. Limitation on Indemnification. Notwithstanding anything contained in this Article XIII to the contrary, except for proceedings to enforce rights to indemnification (which shall be governed by Section 13.5 hereof), the Corporation shall not be obligated to indemnify any director, officer, employee or agent in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized or consented to by the Board.

                                                      ARTICLE XIV

                                                  Interested Directors

                  SECTION 14.1. Interested Directors; Quorum. No contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association, or other organization in which one or more of its directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board or committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose, if: (1) the material facts as to such person's relationship or interest and as to the contract or transaction are disclosed or are known to the Board or the committee, and the Board or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or (2) the material facts as to such person's relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or (3) the contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified, by the Board, a committee thereof, or the stockholders. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board or of a committee which authorizes the contract or transaction.

                                PAGE 33
EXHIBIT 10(c)

                     STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

                                   USFREIGHTWAYS CORPORATION
                                     STOCK OPTION PLAN
                                 FOR NON-EMPLOYEE DIRECTORS

                         AMENDED AND RESTATED AS OF APRIL 28, 2000

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

                                PAGE 35
V.       TERMS AND CONDITIONS OF OPTIONS

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

                                        PAGE 36
                  The foregoing schedules notwithstanding, if a Participant shall cease to be a director of the Company because of death or Disability, all Shares for which an Option has been granted shall become immediately exercisable and shall be exercisable in accordance with Paragraph F.

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

                                        PAGE 37
         4. In the event that a Participant shall cease to be a director of the Company because of voluntary termination as a director of the Company on or after the attainment of his or her 72nd birthday an Participant has not served as a director of the Company for five (5) years, his or her Option shall be exercisable (notwithstanding the vesting schedule set forth in Paragraph D of this Article V or in any Option Agreement) within the originally prescribed term of the Option by the Participant, to the extent that (a) it was exercisable at the date he or she ceased to be a director and (b) if the Option was exercisable periodically, to the extent of any additional rights that would have become exercisable (had the Participant not voluntarily terminated as a director of the Company) during successive one year periods from the Participant's date of termination for each year the Participant served as a director of the Company.

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

                                PAGE 38
VII.     DISSOLUTION OR LIQUIDATION OF THE COMPANY

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

                                        PAGE 39
XII.     SAVINGS CLAUSE

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


Originally adopted and effective on the 29th day of October, 1993 by the Board of Directors. Amended and restated this 28th day of April 2000 by the Board of Directors.

EXHIBIT 10(o)
                          CONSULTING AGREEMENT AND RELEASE

         This Consulting Agreement and Release ("Agreement") is made and entered into as of the 3rd day of November, 2000 (the "Effective Date"), by and between USFreightways Corporation, a Delaware corporation (the "Company"), and John Campbell Carruth ("Carruth"). The terms "Company" and "Carruth" may collectively be referred to as the "parties."

         For valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

1.       Termination of Employment.
         -------------------------

(a) Effective the close of business on December 31, 2000, Carruth and the Company agree that Carruth will resign his employment with the Company and its subsidiaries and affiliates as the result of his voluntary retirement, and Carruth shall further resign as Chairman of, and as a member of, the Board of Directors of the Company and from any other officer or director positions he
holds  at  the  Company   (including   any  of  the   Company's   affiliates  or
subsidiaries), and the Company accepts each and all of such resignations; provided, however, that Carruth may remain a director of Auto Warehouse Co. Inc., as the Company's designated representative. Carruth represents that no disagreement exists regarding the Company's operations, policies or practices. Carruth will be entitled to receive any bonus amounts for which he is eligible in the year 2000 under the existing bonus plan(s) of the Company. The Company shall make available to Carruth any financial statements necessary for Carruth to determine his eligibility for a bonus under such plan(s).

(b) Carruth shall be allowed to retain his home computer, which is Company property, and the Company-owned automobile.

2.       Consulting Relationship

         (a) Unless sooner terminated as hereinafter provided, the Company and Carruth hereby agree that, from January 1, 2001 through December 31, 2005 (the "Term"), Carruth shall provide services to the Company as a consultant on the terms as set forth in this Agreement.

         (b) The Company hereby engages Carruth, and Carruth hereby accepts such engagement, as a general advisor to the Company for the compensation and on the terms and conditions hereinafter expressed. Carruth shall perform such consulting duties, for up to twenty (20) hours per month, as are reasonably assigned to him by the Company in regard to its business (the "Services"). The Services will include Carruth's advice, counsel and assistance to be furnished at the reasonable request of the Company from time to time in connection with its business. The Company agrees to give Carruth reasonable notice of what Services it desires and when it desires them to be performed. In that connection, the Company and Carruth agree to cooperate in resolving any scheduling problems that may arise with respect to Carruth being available at the times requested. Carruth shall diligently, competently, and faithfully perform all duties, and shall use his best efforts to promote the interests of the Company.

         (c) Carruth shall at all times during the Term be acting and performing hereunder as an independent contractor. Carruth will not be acting as an employee, agent, partner, servant or representative of the Company, and Carruth will not have any authority to bind the Company or any subsidiary of the Company in any manner. As an independent contractor, Carruth shall not participate in any employee benefit plan or program or be subject to any employment rules, regulations or policies of the Company, except as otherwise provided herein. Carruth shall have exclusive control of the method of performance of his duties hereunder and shall independently manage and control his activities subject only to the terms of this Agreement. Carruth recognizes, acknowledges and agrees that, as an independent contractor, all income paid to him under this Agreement for the Services shall constitute income from self-employment and Carruth shall be required to pay self-employment taxes pursuant to Section 1401 of the
Internal Revenue Code of 1986, as amended. Carruth further recognizes, acknowledges and agrees that because of his status as an independent contractor, the Company, its officers, directors, and employees shall have no obligation or liability whatsoever to Carruth, his heirs, assigns, or creditors for workers' compensation, federal and state payroll taxes, unemployment compensation, minimum wages, Social Security assessments or similar charges, taxes or liabilities applicable to an employment relationship.

3.       Fees

(a) As compensation for the Services and for the covenants contained in Paragraph 7, and as a settlement payment hereunder, the Company shall pay to Carruth an annual amount equal to $250,000 (the "Fee"), payable in substantially equal monthly installments. Two hundred thousand dollars of such Fee shall be attributable to the payment for consulting services and the covenants contained in Paragraph 7, and fifty thousand dollars of such Fee shall be in consideration of the release in Paragraph 4 hereunder. As further elaboration of such payments, ten percent of the release payments shall be in consideration of the release of any claim under the Age Discrimination in Employment Act of 1967, as amended, and as described in Paragraph 4, and Carruth agrees that such consideration is in addition to anything of value to which he already is entitled. The remainder of the release payments shall be in consideration of the release of all other claims described below in Paragraph 4.

(b) In the event that Carruth should die during the Term of this Agreement, or become Disabled (as defined in Paragraph 5(b)), the Fee that would otherwise be paid to Carruth shall be paid to either Carruth, if he is Disabled, or, if he should die, to such beneficiary(ies) as are designated by Carruth within forty-five (45) days after the Effective Date of this Agreement. If Carruth should die during the Term of this Agreement without designating any beneficiary(ies) under this Section 3(b), the Fee shall be paid to his surviving spouse, or, if there is no surviving spouse, the Fee shall be made to Carruth's estate.

(c) The settlement payments hereunder shall be subject to any payroll or other deductions as may be required to be made pursuant to law, government order, or by agreement with, or consent of Carruth. The Company and Carruth agree that as of December 31, 2000 he will have been paid for all earned but unused vacation pay. Except as set forth in this Agreement, no other sums (contingent or otherwise) shall be paid to Carruth in respect of his employment, or consulting relationship; provided, however, that Carruth (i) shall be entitled to receive his account balance, if any, under any Company Section 401(k) or other retirement or stock purchase plan in accordance with the terms of such plan or plans and subject to any restrictions therein; and (ii) may elect to continue his health insurance coverage, as mandated by COBRA, which may continue to the extent required by applicable law; provided, moreover, that if Carruth elects COBRA continuation coverage, the Company shall pay for such health insurance coverage at the same rate as it pays for health insurance coverage for its active employees (with Carruth required to pay for any employee-paid portion of such coverage, if any). The foregoing notwithstanding, nothing herein provided shall be construed to extend the period of time over which such COBRA continuation coverage may otherwise be provided to Carruth. Following the expiration of the COBRA continuation coverage period, or in lieu of COBRA continuation coverage, the Company shall pay premiums, on Carruth's and his spouse's behalf, to a Medicare supplemental policy (a so-called "MediGap Policy"), with the amount of such premiums to be paid during the Term of this Agreement and as more particularly described on Exhibit A.


(d) Carruth shall continue to have the rights as set forth in those certain option agreements dated February 6, 1997, December 12, 1997, October 30, 1998 and February 21, 2000, respectively (the "Option Agreements"); provided, however, and notwithstanding anything in the Option Agreements or the Company's Long-Term Incentive Plan to the contrary, Carruth shall become vested on December 31, 2000 in all shares subject to such options and shall be entitled to exercise the options under the Option Agreements through and including December 31, 2005. In order for Carruth to exercise such options, he must provide the Company with an affirmative representation at the time of exercise that he is in compliance with Paragraph 7 of this Agreement.

4.       Release of Claims

         (a) Other than as provided in this Agreement, as a material inducement to the Company to enter into this Agreement and in further consideration of the payments to be made to Carruth in Paragraph 3 above, Carruth, with full understanding of the content and legal effect of this Agreement and having the right and opportunity to consult with his counsel, releases and discharges the Company, its shareholders, officers, directors, supervisors, managers, employees, agents, representatives, attorneys, parent companies, divisions, subsidiaries, and affiliates, and its and their predecessors, successors, heirs, executors, administrators, and assigns (collectively, the "Released Parties") from any and all claims, actions, causes of action, grievances, suits, charges, or complaints of any kind or nature whatsoever, that he has ever had or now has, whether fixed or contingent, liquidated or unliquidated, known or unknown, suspected or unsuspected, and whether arising in tort, contract, statute, or equity, before any federal, state, local, or private court, agency, arbitrator, mediator, or other entity, regardless of the relief or remedy. Without limiting the generality of the foregoing, it being the intention of the parties to make this Agreement as broad and as general as the law permits, this Agreement specifically includes any and all claims arising from any alleged violations by the Released Parties under the Age Discrimination in Employment Act of 1967, as amended (ADEA); Title VII of the Civil Rights Act of 1964, as amended; the Civil Rights Act of 1866, as amended by the Civil Rights Act of 1991 (42 U.S.C. ss.
1981); the Rehabilitation Act of 1973, as amended; the Illinois Wage Payment and Collection Act (except for any entitlement to Carruth's year 2000 bonus, if any); the Illinois Human Rights Act, the Chicago Human Rights Ordinance, the
Cook County Human Rights Act, and other similar state or local laws; the Employee Retirement Income Security Act of 1974, as amended (except for claims for benefits under any employee benefit plan, as defined therein); the Americans with Disabilities Act; the Family and Medical Leave Act; the Equal Pay Act; Executive Order 11246; Executive Order 11141; and any other statutory claim of employment or other contract or implied contract claim, or common law claim for wrongful discharge, breach of an implied covenant of good faith and fair dealing, defamation, or invasion of privacy arising out of or involving his employment with the Company, the termination of his employment with the Company or involving any continuing effects of his employment with the Company or termination of employment with the Company. Carruth further acknowledges that he is aware that statutes exist that render null and void releases and discharges of any claims, rights, demands, liabilities, actions, and causes of action which are unknown to the releasing and discharging party at the time of execution of the release and discharge. Carruth hereby expressly waives, surrenders, and agrees to forego any protection to which he otherwise would be entitled by virtue of the existence of any such statute in any jurisdiction, including, but not limited to the State of Illinois.

         (b) Carruth, for himself, his heirs, executors, administrators, successors and assigns agrees not to bring, file, charge, claim, sue or cause, assist, or permit to be brought, filed, charged or claimed any action, cause of action, or proceeding regarding or in any way related to any of the claims released under Paragraph 4(a) hereof, and further agrees that this Agreement is, will constitute and may be pleaded as, a bar to any such claim, action, cause of action or proceeding.

         (c) Notwithstanding any other provision of the Agreement to the contrary, the release under Paragraph 4(a) above shall not apply to any claim arising from any breach of this Agreement by the Company or any failure by the Company to comply with any or all of the provisions of this Agreement or from any rights or claims that may arise after the date this Agreement is executed by Carruth.

         (d) Carruth represents and certifies that he has carefully read and fully understands all of the provisions and effects of this Agreement, has knowingly and voluntarily entered into this Agreement freely and without coercion, and acknowledges that on November 3, 2000, the Company advised him to consult with an attorney prior to executing this Agreement and further advised him that he had at least twenty-one (21) days (until November 24, 2000) within which to consider this Agreement. Carruth is voluntarily entering into this Agreement and neither the Company nor its agents, representatives, or attorneys made any representations concerning the terms or effects of this Agreement other than those contained in the Agreement itself.

         (e) Carruth acknowledges that he has seven (7) days from the date this Agreement is executed in which to revoke his acceptance of this Agreement, and this Agreement will not be effective or enforceable until such seven (7) day period has expired.

5. Termination. Notwithstanding anything in Paragraph 2(a) of this Agreement to the contrary, Carruth's Services shall terminate upon the first to occur of the following events:

         (a)      At the end of the Term.

         (b) Upon Carruth's date of death or the date Carruth is given written notice that he has been determined to be Disabled (as defined herein) by the Company. For purposes of this Agreement, Carruth shall be deemed to be "Disabled" if Carruth, as a result of illness or other physical or mental incapacity, shall be unable to perform his required duties hereunder for a period of four (4) consecutive months or for any aggregate period of six (6) months in any twelve (12) month period.

      (c)  On the date Carruth terminates his engagement for any reason.

      (d) On the date the Company terminates Carruth's Services for any reason.

6. Compensation Upon Termination. If Carruth's Services are terminated pursuant to Paragraph 5(b) or 5(d), Carruth or his beneficiary(ies) shall be entitled to the Fees and benefits through the end of the Term; provided, however, that Carruth shall not be entitled to that portion of the Fees allocated to consulting services (under Paragraph 3(a)) and benefits set forth in Paragraph 3(d) from the date of his breach of Paragraph 7 through the end of the Term if the Company terminates the Agreement due to any breach of Paragraph 7 . In the event Carruth's Services terminate pursuant to Paragraph 5(a) or 5(c), Carruth shall be entitled to none of the Fees or benefits set forth in Paragraphs 3(a), 3(b), 3(c) and 3(d) of the Agreement following the date of such termination; provided however, that the Company has the sole discretion to continue to pay Carruth the Fees allocated to consulting services in exchange for Carruth's continued compliance with Paragraph 7 even after Carruth terminates the Services under Paragraph 5(c) until December 31, 2005.

7. Protective Covenants. Carruth acknowledges and agrees that solely by virtue of his prior employment by, and relationship with, the Company, as Chairman of its Board of Directors, and President and Chief Executive Officer, he has acquired (and, in connection with his engagement hereunder, he will continue to acquire) "Confidential Information", as hereinafter defined, as well as special knowledge of the Company's relationships with its Customers, and that but for his association with the Company, Carruth would not have had access to said Confidential Information or knowledge of said relationships. Carruth further acknowledges and agrees (i) that the Company has long term, near-permanent relationships with its Customers, and that those relationships were developed at great expense and difficulty to the Company over several years of close and continuing involvement; (ii) that the Company's relationships with its Customers are and will continue to be valuable, special and unique assets of the Company and that the identity of its Customers is kept under tight security with the Company and cannot be readily ascertained from publicly available materials or from materials available to the Company's competitors; and (iii) that the Company has the following protectable interest that is critical to its competitive advantage in the industry and would be of demonstrable value in the hands of a competitor: the Company's systematic ways of scheduling and programming its routes and services. In return for the consideration described in this Agreement, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and as a condition precedent to the Company entering into this Agreement and as an inducement to the Company to do so, Carruth hereby represents, warrants, and covenants as follows:

         (a) Carruth has executed and delivered this Agreement as his free and voluntary act after having determined that the provisions contained herein are of a material benefit to him, and that the duties and obligations imposed on him hereunder are fair and reasonable and will not prevent him from earning a comparable livelihood following the termination of his employment and engagement with the Company.

         (b) Carruth has read and fully understands the terms and conditions set forth herein, has had time to reflect on and consider the benefits and consequences of entering into this Agreement, and has had the opportunity to review the terms hereof with an attorney or other representative, if he so chooses.

         (c) The execution and delivery of this Agreement by Carruth does not conflict with, or result in a breach of or constitute a default under, any agreement or contract, whether oral or written, to which Carruth is a party or by which Carruth may be bound.

         (d) Carruth agrees that, through December 31, 2005 (unless Carruth is terminated by the Company under Paragraph 5(d), in which event this Paragraph 7(d) shall be inapplicable), he will not, except on behalf of the Company, anywhere in the United States or in any other place or venue where the Company now conducts or operates, or may conduct or operate, its business prior to the date of the termination of Carruth's consulting engagement:

         (i) directly or indirectly, contact, solicit or direct any person, firm, or corporation to contact or solicit, any of the Company's Customers or Prospective Customers (as hereinafter defined) for the purpose of selling or attempting to sell any products and/or services that are the same as or similar to the products and services provided by the Company to its Customers as of the date of the execution of this Agreement or at the time during the term of Carruth's consulting engagement. In addition, Carruth will not disclose the identity of any such Customers or Prospective Customers, or any part thereof to any person, corporation, association, or other entity for any reason or purpose whatsoever; or

         (ii) solicit or accept if offered to him with or without solicitation, on his own behalf or on behalf of any other person, the services of any person who is then a current employee of the Company or any of its subsidiaries at a level of vice president or above, nor solicit any of those employees to terminate employment with the Company or any of its subsidiaries nor agree to hire any then current employee of the Company or any of its subsidiaries at a level of vice president or above into employment with himself or any company, individual or other entity on his own behalf or on behalf of any other person; or

         (iii) act as a consultant, advisor, officer, manager, agent, director, partner, independent contractor, owner, or employee for or on behalf of any of the Company's Customers or Prospective Customers (as hereinafter defined), with respect to or in any way with regard to any aspect of the Company's business and/or any other business activities in which the Company engages during the term hereof, if such act(s) could have a material adverse effect on the business or financial conditions of the Company; or

         (iv) directly or indirectly, whether as an investor (excluding investments representing less than one percent (1%) of the common stock of a public company), lender, owner, stockholder, officer, director, consultant, employee, agent, salesperson or in any other capacity, whether part-time or full-time, become associated with any business involved in the trucking, logistics or freight forwarding business, if such association could have a material adverse effect on the business or financial conditions of the Company; or

(v) directly or indirectly, whether as an investor, lender, owner, stockholder, officer, director, consultant, employee, agent, salesperson or in any other capacity, whether part-time or full-time, become associated with, or provide any information to, any business or other entity that seeks to acquire, invest, or take any interest in the Company or any of its subsidiaries.

In order for the Company to be able to assess the impact of any act(s) or association, Carruth shall be required to advise the Company of any act(s) or association that may fall within the scope of subparagraphs (iii) or (iv) within two (2) business days of the first date of such act(s) or association.

         (e) Carruth acknowledges and agrees that the scope described above is necessary and reasonable in order to protect the Company in the conduct of its business and that, if Carruth becomes employed by or associated with another entity or employer, he shall be required to disclose the existence of this Paragraph 7 to such entity or employer.

         (f) For purposes of this Paragraph 7, "Customer" shall be defined as any person, or entity that purchased any type of product and/or service from the Company or its subsidiaries or is or was doing business with the Company or its subsidiaries or Carruth within the eighteen (18) month period immediately preceding termination of Carruth's engagement hereunder. For purposes of this Paragraph 7, "Prospective Customer" shall be defined as any person or entity (1) for whom the Company or its subsidiaries is in the process of preparing a proposal, or (2) solicited by the Company or its subsidiaries, or Carruth (whether directly or indirectly) with a proposal, written or oral, within the twelve (12) month period immediately preceding termination of Carruth's engagement hereunder, for the purpose of having such persons, firms, or entities become a Customer of the Company or its subsidiaries.

         (g) Carruth agrees that both during his employment, engagement as a consultant and thereafter, Carruth will not for any reason whatsoever, use for himself or disclose to any person not employed by the Company any "Confidential Information" of the Company acquired by Carruth during his relationship with the Company. Carruth agrees to use Confidential Information solely for the purpose of performing duties with the Company and agrees not to use Confidential Information for his own private use or commercial purposes or in any way detrimental to the Company. Carruth agrees that Confidential Information includes but is not limited to: (1) any financial, business, planning, operations, services, potential services, products, potential products, technical information and/or know-how, formulas, production, purchasing, marketing, sales, personnel, customer, broker, supplier, or other information of the Company; (2) any papers, data, software programs or applications, records, processes, methods, techniques, systems, models, samples, devices, equipment, compilations, invoices, customer lists, or documents of the Company; (3) any confidential information or trade secrets of any third party provided to the Company in confidence or subject to other use or disclosure restrictions or limitations; and (4) any other information, written, oral or electronic, whether existing now or at some time in the future, whether pertaining to current or future developments, and whether previously accessed during Carruth's tenure with the Company or to be accessed during his future engagement with the Company, which pertains to the Company's affairs or interests or with whom or how the Company does business. The Company acknowledges and agrees that Confidential Information does not include (i) information properly in the public domain, or (ii) information in Carruth's possession prior to the date of his employment with the Company or any of its predecessors.

         (h) In the event that the Carruth intends to communicate information to any individual(s), entity or entities (other than the Company), to permit access by any individual(s), entity or entities (other than the Company), or to use information for his own account or for the account of any individual(s), entity or entities (other than the Company) and such information would be Confidential Information hereunder but for the exceptions set out at (i) and (ii) of Paragraph 7(g) of this Agreement, Carruth shall notify the Company of such intent in writing, including a description of such information, no less than fifteen (15) days prior to such communication, access or use.

         (i) During and after the term of his engagement hereunder, Carruth will not remove from the Company's premises any documents, records, files, notebooks, correspondence, computer printouts, computer programs, computer software, price lists, microfilm, or other similar documents (the "Record") containing Confidential Information, including copies thereof whether prepared by him or others, except as his duty shall require, and in such cases, will promptly return such items to the Company; provided, however, that Carruth may remove any Record that the President and Chief Executive Officer of the Company authorizes Carruth to remove for his use in order to perform the Services under this Agreement. Upon termination of his engagement with the Company, all such items including summaries or copies thereof, then in Carruth's possession, shall be returned to the Company immediately.

         (j) Carruth recognizes and agrees that all ideas, inventions, enhancements, plans, writings, and other developments or improvements (the "Inventions") conceived by Carruth, alone or with others, during the term of his employment or engagement, whether or not during working hours, that are within the scope of the Company's business operations or that relate to any of the Company's work or projects, are the sole and exclusive property of the Company. Carruth further agrees that (1) he will promptly disclose all Inventions to the Company and hereby assigns to the Company all present and future rights he has or may have in those Inventions, including without limitation those relating to patent, copyright trademark or trade secrets; and (2) all of the Inventions eligible under the copyright laws are "work made for hire." At the request of and without charge to the Company, Carruth will do all things deemed by the Company to be reasonably necessary to perfect title to the Inventions in the Company and to assist in obtaining for the Company such patents, copyrights or other protection as may be provided under law and desired by the Company, including but not limited to executing and signing any and all relevant applications, assignments or other instruments. Notwithstanding the foregoing, pursuant to the Employee Patent Act, Illinois Public Act 83-493, the Company hereby notifies Carruth that the provisions of this Paragraph 7 shall not apply to any Inventions for which no equipment, supplies, facility or trade secret information of the Company was used and which were developed entirely on Carruth's own time, unless (i) the Invention relates (A) to the business of the Company, or (B) to actual or demonstrably anticipated research or development of the Company, or (ii) the Invention results from any work performed by Carruth for the Company.

         (k) Carruth acknowledges and agrees that all customer lists, supplier lists, and customer and supplier information including, without limitation addresses and telephone numbers, are and shall remain the exclusive property of the Company, regardless of whether such information was developed, purchased, acquired, or otherwise obtained by the Company or Carruth.

         (l) It is agreed that any breach or anticipated or threatened breach of any of Carruth's covenants contained in this Paragraph 7 will result in irreparable harm and continuing damages to the Company and its business and that the Company's remedy at law for any such breach or anticipated or threatened breach will be inadequate and, accordingly, in addition to any and all other remedies that may be available to the Company at law or in equity in such event, or under subparagraph (m) below, any court of competent jurisdiction may issue a decree of specific performance or issue a temporary and permanent injunction, without the necessity of the Company posting bond or furnishing other security and without proving special damages or irreparable injury, enjoining and restricting the breach, or threatened breach, of any such covenant, including, but not limited to, any injunction restraining Carruth from disclosing, in whole or in part, any Confidential Information. Carruth acknowledges the truthfulness of all factual statements in this Agreement and agrees that he is estopped from and will not make any factual statement in any proceeding that is contrary to this Agreement or any part thereof.

(m) If Carruth breaches the terms of this Paragraph 7, Carruth explicitly agrees that he shall forfeit his right to (1) exercise any unexercised options previously granted to him under the Option Agreements from the date of Carruth's breach of Paragraph 7 and (2) receive any further Fees under this Agreement. Notwithstanding any other term or condition to the contrary, Carruth shall not be required to return to the Company
         (1) any Fees already paid to him or
        (2) any proceeds from the sale of common stock of the Company obtained in any stock option exercise if such payment or exercise occurred prior to any breach by Carruth of the terms of Paragraph 7; provided however, that the forfeiture provisions contained in this Paragraph 7(m) shall not in anyway limit the remedies for injunctive relief otherwise available to the Company upon breach by Carruth of the terms of this Paragraph 7.

(n) Notwithstanding any other terms or conditions of this Paragraph 7, Carruth may, at any time, contact the President and Chief Executive Officer of the CompanY in writing, in the event he determines that any activity he intends on engaging in might violate thi Paragraph 7, and request a waiver of the provisions of this Paragraph 7. The Company's Board of Directors shall have the unilateral and sole discretion to determine whether or not to grant such a waiver and shall respond to Carruth with its decision within ten(10) days of receipt of his waiver request.

8. Non-Disparagement. Carruth represents that he will not make to anyone any disparaging, untrue, or misleading written or oral statements about or relating to the Company or its products or services (or about or relating to any officer, director, agent, employee, or other person active on the Company's behalf). If the Company believes that there has been a violation of this Paragraph 8, the burden shall be on the Company to establish that any statement was disparaging, untrue or misleading.

9.       Carruth's Additional Obligations.

         (a) Carruth agrees to obtain the prior approval of the Company's Board of Directors before Carruth serves on any corporate or industry boards or committees within the trucking, logistics or freight forwarding business; provided that Carruth may be elected to the Board of Directors of CRST, Inc.; provided, however, that he shall recuse himself from any discussions regarding the Company and/or any of its then current subsidiaries and shall not offer any advice or counsel as a director that would be harmful to the Company and/or its subsidiaries. Notwithstanding the terms and conditions of this Paragraph 9(a), Carruth still must comply with the provisions of Paragraph 7.

         (b) Except as otherwise set forth in Paragraph 9(a), Carruth and the Company expressly agree that during the term of this Agreement, Carruth may engage, directly or indirectly, as a partner, officer, stockholder, advisor, agent, or employee in any other business that is not similar to that of the Company.

         (c) Carruth agrees that he will keep the terms and amounts set forth in this Agreement completely confidential and will not disclose any information concerning this Agreement's terms and amounts to any person other than his present attorney, accountants, tax advisors, or immediate family.

10. Future Cooperation. In connection with any and all claims, disputes, negotiations, investigations, lawsuits or administrative proceedings involving the Company, and in which Carruth has knowledge of the underlying matter, Carruth agrees to make himself available, upon reasonable notice from the Company and without the necessity of subpoena, to provide information or documents, provide declarations or statements to the Company, meet with attorneys or other representatives of the Company, prepare for and give depositions or testimony, and/or otherwise cooperate in the investigation, defense or prosecution of any or all such matters.

11.      General Provisions.
         ------------------

         (a) All notices, requests, demands, claims and other communications hereunder shall be in writing. Any notice, request, demand, claim, or other communication hereunder shall be deemed duly given (i) three (3) business days after it is sent by registered or certified mail, return receipt requested, postage prepaid, (ii) when receipt is electronically confirmed, if sent by fax (provided that a hard copy shall be promptly sent by first class mail), or (iii) one (1) business day following deposit with a recognized national overnight courier service for next day delivery, charges prepaid, and, in each case, addressed to the intended recipient as set forth below:

     To Company:  USFreightways Corporation
                           8550 W. Bryn Mawr Ave.
                           Suite 700
                           Chicago, IL  60631

                           Attention: Richard C. Pagano, Vice President, General Counsel & Secretary
                           Fax:     (773) 824-2200

     To Carruth:  John Campbell Carruth
                           316 Rivershire Court
                           Lincolnshire, IL 60069-3814

         Either party may give any notice, request, demand, claim, or other communication hereunder using any other means (including personal delivery, expedited courier, messenger service, telecopy, telex, ordinary mail, or electronic mail), but no such notice, request, demand, claim, or other communication shall be deemed to have been duly given unless and until it actually is delivered to the individual for whom it is intended. Either party may change the address to which notices, requests, demands, claims, and other communications hereunder are to be delivered by giving the other party notice in the manner herein set forth.

         (b) Neither this Agreement nor any of the terms or conditions hereof may be waived, amended or modified except by means of a written instrument duly executed by the party to be charged therewith.

         (c) The captions and paragraph headings used in this Agreement are for convenience of reference only, and shall not affect the construction or interpretation of this Agreement or any of the provisions hereof.

         (d) Except as otherwise provided, Carruth and the Company shall each pay his or its own expenses, including, without limitation, the expenses of his or its own counsel, incurred in connection with the preparation, execution and delivery of this Agreement.

         (e) This Agreement shall be governed by, and construed in accordance with, the laws of the State of Illinois, without reference to its conflict of law provisions. Furthermore, as to Paragraph 7, Carruth agrees and consents to submit to personal jurisdiction in the state of Illinois in any state or federal court of competent subject matter jurisdiction situated in Cook County, Illinois. Carruth further agrees that the sole and exclusive venue for any suit arising out of, or seeking to enforce, the terms of Paragraph 7 of this Agreement shall be in a state or federal court of competent subject matter jurisdiction situated in Cook County, Illinois. In addition, Carruth waives any right to challenge in another court any judgment entered by such Cook County court or to assert that any action instituted by the Company in any such court is in the improper venue or should be transferred to a more convenient forum.

         (f) A waiver by the Company of a breach of any provision of this Agreement by Carruth shall not operate or be construed as a waiver or estoppel of any subsequent breach by Carruth. No waiver shall be valid unless in writing and signed by an authorized officer of the Company.

         (g) In light of the unique personal services to be performed by Carruth hereunder, it is acknowledged and agreed that any purported or attempted assignment or transfer by Carruth of this Agreement or any of Carruth's duties, responsibilities, or obligations hereunder shall be void. Subject to the foregoing, this Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, executors, administrators, personal representatives, successors and permitted assigns.

         (h) This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original hereof, but all of which together shall constitute one and the same instrument.

         (i) If any provision of this Agreement shall be found by a court to be invalid or unenforceable, in whole or in part, then such provision shall be construed and/or modified or restricted to the extent and in the manner necessary to render the same valid and enforceable, or shall be deemed excised from this Agreement, as the case may require, and this Agreement shall be construed and enforced to the maximum extent permitted by law, as if such provision had been originally incorporated herein, as the case may be.

         (j) This Agreement and the Option Agreements constitute the sole and entire agreement and understanding between the parties hereto as to the subject matter hereof, and supersede all prior discussions, agreements and understandings of every kind and nature between the parties hereto as to such subject matter, including specifically Carruth's June 1, 1998 Employment Agreement with the Company; provided however that Carruth's April 27, 1998 Restricted Stock Agreement remains in full force and effect as of the Effective Date and shall remain in full force and effect for the remainder of the Term until it expires on its own terms no sooner than April 27, 2002.

         IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed as of the day and year first above written.

USFREIGHTWAYS CORPORATION                              JOHN CAMPBELL CARRUTH


By:
   ----------------------------
Its:
    ---------------------------                  -----------------------------




                                                     Exhibit A

         The Company shall reimburse each of Cam and Margaret Carruth for a "Plan J" MediGap policy (or an equivalent policy) from the Country Life Insurance Company (or a comparable company).

         The Company shall reimburse Carruth during the Term of the Agreement for the premiums for such policies, in an amount not to exceed:

Margaret Carruth

Annual Premium             $2,458.00

Cam Carruth

Annual Premium             $2,615.00

                                PAGE 50
EXHIBIT 10(p)

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN


USFreightways Corporation
Supplemental Executive Retirement Plan
Master Plan Document


                    Effective December 10, 1999

                         Copyright(C)1999
                 By Compensation Resource Group, Inc.
                        All Rights Reserved



                                                           TABLE OF CONTENTS
                Page
Purpose                                                                     1

ARTICLE 1            Definitions                                            1

ARTICLE 2Selection, Enrollment, Eligibility                                 6

            2.1      Selection by Committee                                 6
            2.2      Enrollment Requirements                                6
            2.3      Eligibility; Commencement of Participation             6
            2.4      Termination of Participation and/or Deferrals          6

ARTICLE 3Deferral Commitments/Company Matching/Crediting Taxes              7

            3.1      Annual Company Contribution Amount                     7
            3.2      Investment of Trust Assets                             7
            3.3      Vesting                                                7
            3.4      Crediting/Debiting of Account Balances                 8
            3.5      FICA and Other Taxes                                  10

ARTICLE 4 Retirement Benefit                                               10

            4.1      Retirement Benefit                                    10
            4.2      Payment of Retirement Benefit                         10
            4.3      Death Prior to Completion of Retirement Benefit       11

ARTICLE 5 Pre-Retirement Survivor Benefit                                  11

            5.1      Pre-Retirement Survivor Benefit                       11
            5.2      Payment of Pre-Retirement Survivor Benefit            11

ARTICLE 6 Termination Benefit                                              11

            6.1      Termination Benefit                                   11
            6.2      Payment of Termination Benefit                        11
            6.3      Death Prior to Completion of Retirement Benefit       11

ARTICLE 7Disability Benefit                                                11

           7.1       Continued Eligibility; Disability Benefit             12

ARTICLE 8Beneficiary Designation                                           12

           8.1       Beneficiary                                           12


            8.2      Beneficiary Designation; Change; Spousal Consent      12
            8.3      Acknowledgement                                       12
            8.4      No Beneficiary Designation                            12
            8.5      Doubt as to Beneficiary                               12
            8.6      Discharge of Obligations                              13

        ARTICLE 9    Leave of Absence                                      13

              9.1    Paid Leave of Absence                                 13

ARTICLE 10 Termination, Amendment or Modification                          13

            10.1     Termination                                           13
            10.2     Amendment                                             13
            10.3     Plan Agreement                                        14
            10.4     Effect of Payment                                     14

                                PAGE 51
ARTICLE 11 Administration                                                  14

            11.1     Committee Duties                                      14
            11.2     Administration Upon Change In Control                 14
            11.3     Agents                                                15
            11.4     Binding Effect of Decisions                           15
            11.5     Indemnity of Committee                                15
            11.6     Employer Information                                  15

ARTICLE 12 Other Benefits and Agreements                                   15

           12.1      Coordination with Other Benefits                      15

ARTICLE 13 Claims Procedures                                               16

           13.1      Presentation of Claim                                 16
           13.2      Notification of Decision                              16
           13.3      Review of a Denied Claim                              16
           13.4      Decision on Review                                    16
           13.5      Legal Action                                          17

ARTICLE 14 Trust                                                           17

            14.1     Establishment of the Trust                            17
            14.2     Interrelationship of the Plan and the Trust           17
            14.3     Distributions From the Trust                          17
ARTICLE 15 Miscellaneous

            15.1     Status of Plan                                        17
            15.2     Unsecured General Creditor                            17
            15.3     Employer's Liability                                  17
            15.4     Nonassignability                                      18
            15.5     Not a Contract of Employment                          18
            15.6     Furnishing Information                                18
            15.7     Terms                                                 18
            15.8     Captions                                              18
            15.9     Governing Law                                         18
            15.10    Notice                                                18
            15.11    Successors                                            19
            15.12    Spouse's Interest                                     19
            15.13    Validity                                              19
            15.14    Incompetent                                           19
            15.15    Court Order                                           19
            15.16    Distribution in the Event of Taxation                 19
            15.17    Insurance                                             20
            15.18    Legal Fees To Enforce Rights After Change in Control  20

                                U.S. FREIGHT WAYS CORP.
                          SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
                               Effective December 10, 1999

                                       Purpose

           The purpose of this Plan is to provide specified benefits to a select group of management and highly compensated Employees who contribute materially to the continued growth, development and future business success of USFreightways Corporation, a Delaware corporation, and its subsidiaries, if any, that sponsor this Plan. This Plan shall be unfunded for tax purposes and for purposes of Title I of ERISA.

                                      ARTICLE 1
                                     Definitions

           For purposes of this Plan, unless otherwise clearly apparent from the context, the following phrases or terms shall have the following indicated meanings: -

  1.1 "Account Balance" shall mean, with respect to a Participant, a credit on the records of the Employer equal to the Company Contribution Account balance. The Account Balance shall be a bookkeeping entry only and shall be utilized solely as a device for the measurement and determination of the amounts to be paid to a Participant, or his or her designated Beneficiary, pursuant to this Plan.

  1.2 "Annual Company Contribution Amount" shall mean, for any one Plan Year, the amount determined in accordance with Section 3.1.

  1.3 "Annual Installment Method" shall be an annual installment payment over 15 years, in accordance with this Plan, calculated as follows:
           The Account Balance of the Participant shall be calculated as of the close of business on the first business day of the year. The annual installment for that year shall be calculated by dividing this balance by the following annual annuity factor:

                    Annual Installment Year         Annual Annuity Factor
                           1                                 9.74546799
                           2                                 9.35765074
                           3                                 8.94268630
                           4                                 8.49867434
                           5                                 8.02358154
                           6                                 7.51523225
                           7                                 6.97129851
                           8                                 6.38928940



                     Annual Installment Year        Annual Annuity Factor
                           9                                 5.76653966
                          10                                 5.10019744
                          11                                 4.38721126
                          12                                 3.62431604
                          13                                 2.80801817
                          14                                 1.93457944
                          15                                 1.00000000


          Each annual installment shall be paid on or as soon as practicable after the first business day of the applicable year.

1.4 "Beneficiary" shall mean one or more persons, trusts, estates or other entities, designated in accordance with Article 8, that are entitled to receive benefits under this Plan upon the death of a Participant.

1.5 "Beneficiary Designation Form" shall mean the form established from time to time by the Committee that a Participant completes, signs and returns to the Committee to designate one or more Beneficiaries.

1.6       "Board" shall mean the board of directors of the Company.

1.7       "CEO" shall mean the chief executive officer of the Company.

                                PAGE 53
1.8       "Change in Control" shall mean:

          (a) the acquisition by any individual,entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or any comparable successor provisions, referred herein as"Person"), of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act)of thirty percent (30%) or more of either (i)the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or
                   (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this clause (a), the following acquisitions shall not constitute a Change of Control; (I) any acquisition directly from the Company, (II) any acquisition by the Company, (III) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company, or (IV) any acquisition by any corporation pursuant to a transaction which complies with subclauses (i), (ii) or (iii) of clause (3); or

          (b) individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided. however,


                   that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board, shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of any actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

          (c) Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than fifty percent (50%) of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination or the Outstanding Company Common Stock and outstanding Company Voting Securities,as the case may be,
                   (ii) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, thirty percent (30%) or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Board of Directors of the Company at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination.

                                PAGE 54
1.9       "Claimant" shall have the meaning set forth in Section 13.1.

1.10 "Code" shall mean the Internal Revenue Code of 1986, as it may be amended from time to time.

1.11      "Committee" shall mean the committee described in Article 11.

1.12 "Company" shall mean USFreightways Corporation,a Delaware corporation, and any successor to all or substantially all of the Company's assets or business.

1.13 "Company Contribution Account" shall mean (i) the sum of the Participant's Annual Company Contribution Amounts, plus (ii) amounts credited in accordance with all the applicable crediting provisions of this Plan that relate to the Participant's Company Contribution Account, less (iii) all distributions made to the Participant or his or her Beneficiary pursuant to this Plan that relate to the Participant's Company Contribution Account.

1.14 "Deduction Limitation" shall mean the following described limitation on a benefit that may otherwise be distributable pursuant to the provisions of this Plan. Except as otherwise provided, this limitation shall be applied to all distributions that are "subject to the Deduction Limitation" under this Plan. If an Employer determines in good faith prior to a Change in Control that there is a reasonable likelihood that any compensation paid to a Participant for a taxable year of the Employer would not be deductible by the Employer solely by reason of the limitation under Code Section 162(m), then to the extent deemed necessary by the Employer to ensure that the entire amount of any distribution to the Participant pursuant to this Plan prior to the Change in Control is deductible, the Employer may defer all or any portion of a distribution under this Plan. Any amounts deferred pursuant to this limitation shall continue to be credited/debited with additional amounts in accordance with Section 3.4 below, even if such amount is being paid out in installments. The amounts so deferred and amounts credited thereon shall be distributed to the Participant or his or her Beneficiary (in the event of the Participant's death) at the earliest possible date, as determined by the Employer in good faith, on which the deductibility of compensation paid or payable to the Participant for the taxable year of the Employer during which the distribution is made will not be limited by Section 162(m), or if earlier, the effective date of a Change in Control. Notwithstanding anything to the contrary in this Plan, the Deduction Limitation shall not apply to any distributions made after a Change in Control.

1.15 "Disability" shall mean a period of disability during which a Participant qualifies for permanent disability benefits under the Participant's Employer's long-term disability plan, or, if a
          Participant does not participate in such a plan, a period of disability during which the Participant would have qualified for permanent disability benefits under such a plan had the Participant been a participant in such a plan, as determined in the sole discretion of the Committee. If the Participant's Employer does not sponsor such a plan, or discontinues to sponsor such a plan, Disability shall be determined by the Committee in its sole discretion.

1.16      "Disability Benefit" shall mean the benefit set forth in Article 7.

1.17 "Election Form" shall mean the form established from time to time by the Committee that a Participant completes, signs and returns to the Committee to make an election under the Plan.

1.18      "Employee" shall mean a person who is an employee of any Employer.

1.19 "Employer(s)" shall mean the Company and/or any of its subsidiaries (now in existence or hereafter formed or acquired) that have been selected by the Board to participate in the Plan and have adopted the Plan as a sponsor.

1.20 "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as it may be amended from time to time.

1.21 "First Plan Year" shall mean the period beginning December 10, 1999 and ending December 31, 1999.

1.22 "Participant" shall mean any Employee (i) who is selected to participate in the Plan, (ii) who elects to participate in the Plan,
           (iii) who signs a Plan Agreement, an Election Form and a Beneficiary Designation Form, (iv) whose signed Plan Agreement, Election Form and Beneficiary Designation Form are accepted by the Committee, (v) who commences participation in the Plan, and (vi) whose Plan Agreement has not terminated. A spouse or former spouse of a Participant shall not be treated as a Participant in the Plan or have an account balance under the Plan, even if he or she has an interest in the Participant's benefits under the Plan as a result of applicable law or property settlements resulting from legal separation or divorce.

1.23 "Plan" shall mean the Company's Supplemental Executive Retirement Plan, which shall be evidenced by this instrument and by each Plan Agreement, as they may be amended from time to time.

1.24 "Plan Agreement" shall mean a written agreement, as may be amended from time to time, which is entered into by and between an Employer and a Participant. Each Plan Agreement executed by a Participant and the Participant's Employer shall provide for the entire benefit to which such Participant is entitled under the Plan; should there be more than one Plan Agreement, the Plan Agreement bearing the latest date of acceptance by the Employer shall supersede all previous Plan Agreements in their entirety and shall govern such entitlement. The terms of any Plan Agreement may be different for any Participant, and any Plan Agreement may provide additional benefits not set forth in the Plan or limit the benefits otherwise provided under the Plan; provided, however, that any such additional benefits or benefit limitations must be agreed to by both the Employer and the Participant.

1.25 "Plan Year" shall, except for the First Plan Year, mean a period beginning on January 1 of each calendar year and continuing through December 31 of such calendar year.

1.26       "Pre-Retirement Survivor Benefit" shall mean the benefit set forth in
           Article 5.

1.27 "Retirement", "Retire(s)" or "Retired" shall mean, with respect to an Employee, severance from employment from all Employers for any reason other than a leave of absence, death or Disability on or after the attainment of (i) age sixty-five (65) and (ii) five (5) Years of Plan Participation.

1.28       "Retirement Benefit" shall mean the benefit set forth in Article 4.

1.29       "Termination Benefit" shall mean the benefit set forth in Article 6.

1.30 "Termination of Employment" shall mean the severing of employment with all Employers, voluntarily or involuntarily, for any reason other than Retirement, Disability, death or an authorized leave of absence.

1.31 "Trust" shall mean one or more trusts established pursuant to that certain Master Trust Agreement, dated as of _________________ between the Company and the trustee named therein, as amended from time to time.

1.32 "Years of Plan Participation" shall mean the total number of full Plan Years a Participant has been a Participant in the Plan while employed by one or more Employers. Any partial year shall not be counted. Notwithstanding the previous sentence, a Participant's first Plan Year of participation shall be treated as a full Plan Year for purposes of this definition, even if it is only a partial Plan Year of participation. Notwithstanding any provision of this Plan that may be construed to the contrary, any period after the Participant has experienced a Termination of Employment shall not be counted.

1.33 "Years of Service" shall mean the total number of full years in which a Participant has been employed by one or more Employers. For purposes of this definition, a year of employment shall be a 365 day period (or 366 day period in the case of a leap year) that, for the first year of employment, commences on the Employee's date of hiring and that, for any subsequent year, commences on an anniversary of that hiring date. Any partial year of employment shall not be counted.

                                        PAGE 56
                                       ARTICLE 2
                           Selection., Enrollment, Eligibility

2.1 Selection by Committee. Participation in the Plan shall be limited to a select group of management and highly compensated Employees of the Employers, as determined by the Committee in its sole discretion. From that group, the CEO shall select, in his or her sole discretion, Employees to participate in the Plan.

2.2 Enrollment Requirements. As a condition to participation, each selected Employee shall complete, execute and return to the Committee a Plan Agreement, an Election Form and a Beneficiary Designation Form, all within 30 days after he or she is selected to participate in the Plan. In addition, the Committee shall establish from time to time such other enrollment requirements as it determines in its sole discretion are necessary.

2.3 Eligibility; Commencement of Participation. Provided an Employee selected to participate in the Plan has met all enrollment requirements set forth in this Plan and required by the Committee, including returning all required documents to the Committee within the specified time period, that Employee shall commence participation in the Plan on the first day of the month following the month in which the Employee completes all enrollment requirements. If an Employee fails to meet all such requirements within the period required, in accordance with Section 2.2, that Employee shall not be eligible to participate in the Plan until the first day of the Plan Year following the delivery to and acceptance by the Committee of the required documents.

2.4 Termination of Participation. If the Committee determines in good faith that a Participant no longer qualifies as a member of a select group of management or highly compensated employees, as membership in such group is determined in accordance with Sections 201(2), 301(a)(3) and 401(a)(1) of ERISA, the Committee shall have the right, in its sole discretion, to deem the Participant to have retired solely for the purposes of this Plan, to immediately distribute the Participant's then vested Account Balance and terminate the Participant's participation in the Plan. Notwithstanding the foregoing and any other provision of this Plan that may be interpreted to the contrary, if the CEO determines in his or her sole and absolute discretion, at any time and for any reason or no reason, that a Participant no longer qualifies to participate in this Plan, the CEO shall have the right to immediately distribute the Participant's then vested Account Balance and terminate the Participant's participation in the Plan.


                                        ARTICLE 3

                              Company Contribution/Crediting/Taxes

3.1 Annual Company Contribution Amount. For each Plan Year (including, without limitation, the First Plan Year), an Employer, in its sole discretion, may, but is not required to, credit any amount it desires to any Participant's Company Contribution Account under this Plan, which amount shall be for that Participant the Annual Company Contribution Amount for that Plan Year. The amount so credited to a Participant may be smaller or larger than the amount credited to any other Participant, and the amount credited to any Participant for a Plan Year may be zero, even though one or more other Participants receive an Annual Company Contribution Amount for that Plan Year. The Annual Company Contribution Amount, if any, shall be credited as of the last day of the Plan Year. If a Participant is not employed by an Employer as of the last day of a Plan Year other than by reason of his or her Retirement or death while employed, the Annual Company Contribution Amount for that Plan Year shall be zero.

3.2 Investment of Trust Assets. The Trustee of the Trust shall be authorized, upon written instructions received from the Committee or investment manager appointed by the Committee, to invest and reinvest the assets of the Trust in accordance with the applicable Trust Agreement, including the disposition of stock and reinvestment of the proceeds in one or more investment vehicles designated by the Committee.

                                PAGE 57
3.3       Vesting.

           (a) A Participant's Account Balance shall vest on the basis of the Participant's Years of Plan Participation, in accordance with the following schedule:
         Years of Plan Participation                        Vested Percentage of
                                                                Account Balance
          Years of Plan Participation less than 6                        0 %
         6 or more Years of Plan Participation, but                     20 %
                     less than 7
         7 or more Years of Plan Participation, but                     40 %
                    less than 8
         8 or more Years of Plan Participation, but                     60 %
                    less than 9
         9 or more Years of Plan Participation, but                     80 %
                    less than 10
          10 or more Years of Plan Participation                       100 %

           (b)     Notwithstanding  anything to the  contrary  contained in this
                   Section 3.3, in the event a Participant becomes eligible to Retire while employed by one or more Employers, the Participant's Account Balance shall immediately become 100% vested (if it is not already vested in accordance with the above vesting schedule).

          (c)      Notwithstanding  anything to the  contrary  contained in this
                   Section 3.3, if a Participant attains age 65 with less than five (5) Years of Plan Participation, the Participant shall, for purposes of the above vesting schedule only (and not for purposes of Section 1.27), be deemed credited with an additional five (5) Years of Plan Participation.

          (d)      Notwithstanding  anything to the  contrary  contained in this
                   Section 3.3, in the event of a Participant's death while employed by one or more Employers, the Participant's Account Balance shall immediately become 100% vested (if it is not already vested in accordance with the above vesting schedule).

          (e)      Notwithstanding  anything to the  contrary  contained in this
                   Section 3.3, in the event of a Change in Control while a Participant is employed by one or more Employers, the Participant's Account Balance shall immediately become 100% vested (if it is not already vested in accordance with the above vesting schedule).

          (f) Notwithstanding subsection (a) or subsection (d), the vesting schedule for a Participant's Account Balance shall not be accelerated to the extent that the Committee determines that such acceleration would cause the deduction limitations of Section 280G of the Code to become effective. In the event that all of a Participant's Account Balance is not vested pursuant to such a determination, the Participant may request independent verification of the Committee's calculations with respect to the application of Section 2800. In such case, the Committee must provide to the Participant within 15 business days of such a request an opinion from a nationally recognized accounting firm selected by the Participant (the "Accounting Firm"). The opinion shall state the Accounting Firm's opinion that any limitation in the vested percentage hereunder is necessary to avoid the limits of Section 2800 and contain supporting calculations. The cost of such opinion shall be paid for by the Company.

                                PAGE 58
3.4 Crediting/Debiting of Account Balances. In accordance with, and subject to, the rules and procedures that are established from time to time by the Committee, in its sole discretion, amounts shall be credited or debited to a Participant's Account Balance in accordance with the following rules:

          (a) Election of Measurement Funds. A Participant, in connection with his or her initial enrollment in accordance with
                   Section 2.3 above, shall elect, on the Election Form, one or more Measurement Fund(s) (as described in Section 3.4(c) below) to be used to determine the additional amounts to be credited to his or her Account Balance for the first calendar quarter or portion thereof in which the Participant commences participation in the Plan and continuing thereafter for each subsequent calendar quarter in which the Participant participates in the Plan, unless changed in accordance with the next sentence. Commencing with the first calendar quarter that follows the Participant's commencement of participation in the Plan and continuing thereafter for each subsequent calendar quarter in which the Participant participates in the Plan, no later than the next to last business day of the calendar quarter, the Participant may (but is not required to) elect, by submitting an Election Form to the Committee that is accepted by the Committee, to add or delete one or more Measurement Fund(s) to be used to determine the additional amounts to be credited to his or her Account Balance, or to change the portion of his or her Account Balance allocated to each previously or newly elected Measurement Fund. If an election is made in accordance with the previous sentence, it shall apply to the next calendar quarter and continue thereafter for each subsequent calendar quarter in which the Participant participates in the Plan, unless changed in accordance with the previous sentence.

          (b)      Proportionate Allocation. In making any election described in
                   Section 3.4(a) above, the Participant shall specify on the Election Form, in increments of one percentage point (1%), the percentage of his or her Account Balance to be allocated to a Measurement Fund (as if the Participant was making an investment in that Measurement Fund with that portion of his or her Account Balance).

          (c) Measurement Funds. The Participant may elect one or more of the following measurement funds, based on certain mutual funds (the "Measurement Funds"), for the purpose of crediting additional amounts to his or her Account Balance:

                   (1)      Dreyfus Stock Index Fund;
                   (2)      Fidelity VIP Equity-Income Portfolio;
                   (3)      Fidelity VIP Growth Portfolio;
                   (4)      Fidelity VIP High Income Portfolio;
                   (5)      Fidelity VIP Overseas Portfolio;
                   (6)      Fidelity VIP II Contrafund Portfolio;
                   (7)      Fidelity VIP III Growth Opportunities Portfolio; and
                   (8)      NSAT Money Market Fund.

                   As necessary, the Committee may, in its sole discretion, discontinue, substitute or add a Measurement Fund. Each such action will take effect as of the first day of the calendar quarter that follows by thirty (30) days the day on which the Committee gives Participants advance written notice of such change.

          (d) Crediting or Debiting Method. The performance of each elected Measurement Fund (either positive or negative) will be determined by the Committee, in its reasonable discretion, based on the performance of the Measurement Funds themselves. A Participant's Account Balance shall be credited or debited on a daily basis based on the performance of each Measurement Fund selected by the Participant, as determined by the Committee in its sole discretion, as though (i) a Participant's Account Balance were invested in the Measurement Fund(s) selected by the Participant, in the percentages applicable to such calendar quarter, as of the close of business on the first business day of such calendar quarter, at the closing price on such date; (ii) the portion of the Annual Company Contribution Amount that was actually credited during any calendar quarter were invested in the Measurement Fund(s) selected by the Participant, in the percentages applicable to such calendar quarter, no later than, the close of business on the first business day after the day on which such amounts are actually first credited, at the closing price on such date; and (iii) any distribution made to a Participant that decreases such Participant's Account Balance ceased being invested in the Measurement Fund(s), in the percentages applicable to such calendar quarter, no earlier than one business day prior to the distribution, at the closing price on such date.

          (e) No Actual Investment. Notwithstanding any other provision of this Plan that may be interpreted to the contrary, the Measurement Funds are to be used for measurement purposes only, and a Participant's election of any such Measurement Fund, the allocation of his or her Account Balance thereto, the calculation of additional amounts and the crediting or debiting of such amounts to a Participant's Account Balance shall not be considered or construed in any manner as an actual investment of his or her Account Balance in any such Measurement Fund. In the event that the Company or the Trustee (as that term is defined in the Trust), in its own discretion, decides to invest funds in any or all of the Measurement Funds, no Participant shall have any rights in or to such investments themselves. Without limiting the foregoing, a Participant's Account Balance shall at all times be a bookkeeping entry only and shall not represent any investment made on his or her behalf by the Company or the Trust; the Participant shall at all times remain an unsecured creditor of the Company.

          (f) Selection of Measurement Funds after Death. Notwithstanding any provision of this Plan that may be interpreted to the contrary, and in accordance with the rules and regulations established by the Committee for such purpose, the Measurement Funds to be used to determine additional amounts to be credited or debited to a Participant's Account Balance after the death of the Participant shall be selected by his or her Beneficiaries.

3.5       FICA and Other Taxes.

          (a) Account Balance. When a participant becomes vested in a portion of his or her Account Balance, the Participant's Employer(s) shall withhold from the Participant's base annual salary and/or bonus, in a manner determined by the Employer(s), the Participant's share of FICA and other employment taxes due on such vested portion of his or her Account Balance. If necessary, the Committee may reduce the vested portion of the Participant's Account Balance in order to comply with this Section 3.5.

          (b) Distributions. The Participant's Employer(s), or the trustee of the Trust, shall withhold from any payments made to a Participant under this Plan all federal, state and local income, employment and other taxes required to be withheld by the Employer(s), or the trustee of the Trust, in connection with such payments, in amounts and in a manner to be determined in the sole discretion of the Employer(s) or the trustee of the Trust.

                                       ARTICLE 4
                                     Retirement Benefit

4.1 Retirement Benefit. Subject to the Deduction Limitation, a Participant who Retires shall receive, as a Retirement Benefit, his or her vested Account Balance.

4.2 Payment of Retirement Benefit. A Participant shall receive the Retirement Benefit pursuant to the Annual Installment Method over 15 years. Installment payments shall commence no later than 60 days after the last day of the Plan Year in which the Participant Retires. Any payment made shall be subject to the Deduction Limitation.

4.3 Death Prior to Completion of Retirement Benefit. If a Participant dies after Retirement but before the Retirement Benefit is paid in full, the Participant's unpaid Retirement Benefit payments shall continue and shall be paid to the Participant's Beneficiary (a) over the remaining number of years and in the same amounts as that benefit would have been paid to the Participant had the Participant survived, or (b) in a lump sum, if requested by the Beneficiary and allowed in the sole discretion of the Committee, that is equal to the Participant's unpaid remaining vested Account Balance.

                                       ARTICLE 5
                            Pre-Retirement Survivor Benefit

5.1 Pre-Retirement Survivor Benefit. Subject to the Deduction Limitation, the Participant's Beneficiary shall receive a Pre-Retirement Survivor Benefit equal to the Participant's Account Balance if the Participant dies while employed by one or more Employers.

5.2 Payment of Pre-Retirement Survivor Benefit. The Pre-Retirement Survivor Benefit shall be received by the Participant's Beneficiary in a lump sum. The lump sum payment shall be made no later than 60 days after the last day of the Plan Year in which the Committee is provided with proof that is satisfactory to the Committee of the Participants death. Any payment made shall be subject to the Deduction Limitation.

                                            ARTICLE 6
                                    Termination Benefit

6.1 Termination Benefit. Subject to the Deduction Limitation, the Participant shall receive a Termination Benefit, which shall be equal to the Participant's vested Account Balance if a Participant experiences a Termination of Employment prior to his or her Retirement, death or Disability.

6.2 Payment of Termination Benefit. A Participant shall receive the Retirement Benefit pursuant to the Annual Installment Method over 15 years. Installment payments shall commence no later than 60 days after the last day of the first Plan Year in which the Participant would have otherwise become eligible to Retire, but for the Termination of Employment. Any payment made shall be subject to the Deduction Limitation.

6.3 Death Prior to Completion of Termination Benefit. If a Participant dies after experiencing a Termination of Employment but before the Termination Benefit is paid in full, the Participant's unpaid
          Termination Benefit payments shall continue and shall be paid to the Participant's Beneficiary (a) over the remaining number of years and in the same amounts as that benefit would have been paid to the Participant had the Participant survived, or (b) in a lump sum, if requested by the Beneficiary and allowed in the sole discretion of the Committee, that is equal to the Participants unpaid remaining vested Account Balance.

                                   ARTICLE 7
                             Disability Benefit

7.1 Continued Eligibility; Disability Benefit. A Participant suffering a Disability shall, for benefit purposes under this Plan, continue to be considered to be employed and shall be eligible for the benefits provided for in Articles 4, 5 or 6 in accordance with the provisions of those Articles. Notwithstanding the above, the Committee shall have the right to, in its sole and absolute discretion and for purposes of this Plan only, and must in the case of a Participant who is otherwise eligible to Retire, deem the Participant to have Retired, at any time (or in the case of a Participant who is eligible to Retire, as soon as practicable) after such Participant is determined to be suffering a Disability, in which case the Participant shall receive a Disability Benefit equal to his or her Account Balance at the time of the Committee's determination; provided, however, that should the Participant otherwise have been eligible to Retire, he or she shall be paid in accordance with Article 4. The Disability Benefit shall be paid in a lump sum within 60 days of the Committee's exercise of such right. Any payment made shall be subject to the Deduction Limi

                                          ARTICLE 8
                                    Beneficiary Designation

8.1 Beneficiary. Each Participant shall have the right, at any time, to designate his or her Beneficiary(ies) (both primary as well as contingent) to receive any benefits payable under the Plan to a beneficiary upon the death of a Participant. The Beneficiary designated under this Plan may be the same as or different from the Beneficiary designation under any other plan of an Employer in which the Participant participates.

8.2 Beneficiary Designation; Change: Spousal Consent. A Participant shall designate his or her Beneficiary by completing and signing the Beneficiary Designation Form, and returning it to the Committee or its designated agent. A Participant shall have the right to change a Beneficiary by completing, signing and otherwise complying with the terms of the Beneficiary Designation Form and the Committee's rules and procedures, as in effect from time to time. If the Participant names someone other than his or her spouse as a Beneficiary, a spousal consent, in the form designated by the Committee, must be signed by that Participant's spouse and returned to the Committee. Upon the acceptance by the Committee of a new Beneficiary Designation Form, all Beneficiary designations previously filed shall be canceled. The Committee shall be entitled to rely on the last Beneficiary Designation Form filed by the Participant and accepted by the Committee prior to his or her death.

8.3 Acknowledgment. No designation or change in designation of a Beneficiary shall be effective until received and acknowledge in writing by the Committee or its designated agent.

8.4 No Beneficiary Designation. If a Participant fails to designate a Beneficiary as provided in Sections 8.1, 8.2 and 8.3 above or, if all designated Beneficiaries predecease the Participant or die prior to complete distribution of the Participant's benefits, then the Participant's designated Beneficiary shall be deemed to be his or her surviving spouse. If the Participant has no surviving spouse, the benefits remaining under the Plan to be paid to a Beneficiary shall be payable to the executor or personal representative of the Participant's estate.

8.5 Doubt as to Beneficiary. If the Committee has any doubt as to the proper Beneficiary to receive payments pursuant to this Plan, the Committee shall have the right, exercisable in its discretion, to cause the Participant's Employer to withhold such payments until this matter is resolved to the Committee's satisfaction.

8.6 Discharge of Obligations. The payment of benefits under the Plan to a Beneficiary shall fully and completely discharge all Employers and the Committee from all further obligations under this Plan with respect to the Participant, and that Participant's Plan Agreement shall terminate upon such full payment of benefits.

                                       ARTICLE 9
                                 Leave of Absence

9.1 Leave of Absence. If a Participant is authorized by the Participant's Employer for any reason to take a paid or unpaid leave of absence from the employment of the Employer, the Participant shall continue to be considered employed by the Employer.

                                    ARTICLE 10
                        Termination, Amendment or Modification

10.1 Termination. Although each Employer anticipates that it will continue the Plan for an indefinite period of time, there is no guarantee that any Employer will continue the Plan or will not terminate the Plan at any time in the future. Accordingly, each Employer reserves the right to discontinue its sponsorship of the Plan and/or to terminate the Plan at any time with respect to any or all of its participating Employees, by action of its board of directors. Upon the termination of the Plan with respect to any Employer, the Plan Agreements of the affected Participants, who are employed by that Employer shall terminate and their Account Balances, determined as if they had experienced a Retirement on the date of Plan termination shall be paid to the Participants as follows: Prior to a Change in Control, if the Plan is terminated with respect to all of its Participants, an
          Employer shall have the right, in its sole discretion, and notwithstanding any elections made by the Participant, to pay such benefits in a lump sum or pursuant to the Annual Installment Method over 15 years, with amounts credited and debited during the installment period as provided herein. If the Plan is terminated with respect to less than all of its Participants, an Employer shall be required to pay such benefits in a lump sum. After a Change in Control, the Employer shall be required to pay such benefits in a lump sum. The termination of the Plan shall not adversely affect any Participant or Beneficiary who has become entitled to the payment of, any benefits under the Plan as of the date of termination; provided however, that the Employer shall have the right to accelerate installment payments without a premium or prepayment penalty by paying the Account Balance in a lump sum or pursuant to an Annual Installment Method using fewer years.

10.2 Amendment. Any Employer may, at any time, amend or modify the Plan in whole or in part with respect to that Employer by the action of its board of directors; provided, however, that: (i) no amendment or modification shall be effective to decrease or restrict the value of a Participant's Account Balance in existence at the time the amendment or modification is made, calculated as if the Participant had experienced a Retirement as of the effective date of the amendment or modification and (ii) no amendment or modification of this Section
          10.2 or Section 11.2 of the Plan shall be effective. The amendment or modification of the Plan shall not affect any



           Participant or Beneficiary who has become entitled to the payment of benefits under the Plan as of the date of the amendment or modification; provided, however, that the Employer shall have the right to accelerate installment payments by paying the Account Balance in a lump sum or pursuant to an Annual Installment Method using fewer years.

10.3 Plan Agreement. Despite the provisions of Sections 10.1 and 10.2 above, if a Participant's Plan Agreement contains benefits or limitations that are not in this Plan document, the Employer may only amend or terminate such provisions with the consent of the Participant.

10.4 Effect of Payment. The full payment of the applicable benefit under Articles 4, 5, 6 or 7 of the Plan shall completely discharge all obligations to a Participant and his or her designated Beneficiaries under this Plan and the Participant's Plan Agreement shall terminate.

                                      ARTICLE 11
                                    Administration

11.1 Committee Duties. Except as otherwise provided in this Article 11, this Plan shall be administered by a Committee which shall consist of the Board, or such committee as the Board shall appoint. Members of the Committee may be Participants under this Plan. The Committee shall also have the discretion and authority to (i) make, amend, interpret, and enforce all appropriate rules and regulations for the administration of this Plan and (ii) decide or resolve any and all questions including interpretations of this Plan, as may arise in connection with the Plan. Any individual serving on the Committee who is a Participant shall not vote or act on any matter relating solely to himself or herself. When making a determination or calculation, the Committee shall be entitled to rely on information furnished by a Participant or the Company.

11.2 Administration Upon Change In Control. For purposes of this Plan, the Company shall be the "Administrator" at all times prior to the occurrence of a Change in Control. Upon and after the occurrence of a Change in Control, the "Administrator" shall be an independent third party selected by the Trustee and approved by the individual who, immediately prior to such event, was the Company's Chief Executive Officer or, if not so identified, the Company's highest ranking officer (the "Ex-CEO"). The Administrator shall have the discretionary power to determine all questions arising in connection with the administration of the Plan and the interpretation of the Plan and Trust including, but not limited to benefit entitlement determinations; provided, however, upon and after the occurrence of a Change in Control, the Administrator shall have no power to direct the investment of Plan or Trust assets or select any investment manager or custodial firm for the Plan or Trust. Upon and after the occurrence of a Change in Control, the Company must: (1) pay all reasonable administrative expenses and fees of the Administrator; (2) indemnify the Administrator against any costs, expenses and liabilities including, without limitation, attorney's fees and expenses arising in connection with the performance of the Administrator hereunder, except with respect to matters resulting from the gross negligence or willful misconduct of the Administrator or its employees or agents; and (3) supply full and timely information to the Administrator or all matters relating to the Plan, the Trust, the Participants and their Beneficiaries, the Account Balances of the Participants, the date and circumstances of the Retirement, Disability, death or termination of employment of the Participants, and such other pertinent information as the Administrator may reasonably require. Upon and after a Change in Control, the Administrator may be terminated (and a replacement appointed) by the Trustee only with the approval of the Ex-CEO. Upon and after a Change in Control, the Administrator may not be terminated by the Company.

11.3 Agents. In the administration of this Plan, the Committee may, from time to time, employ agents and delegate to them such administrative duties as it sees fit (including acting through a duly appointed representative) and may from time to time consult with counsel who may be counsel to any Employer.

11.4 Binding Effect of Decisions. The decision or action of the Administrator with respect to any question arising out of or in connection with the administration, interpretation and application of the Plan and the rules and regulations promulgated hereunder shall be final and conclusive and binding upon all persons having any interest in the Plan.

11.5 Indemnity of Committee. All Employers shall indemnify and hold harmless the members of the Committee, any Employee to whom the duties of the Committee may be delegated, and the Administrator against any and all claims, losses, damages, expenses or liabilities arising from any action or failure to act with respect to this Plan, except in the case of willful misconduct by the Committee, any of its members, any such Employee or the Administrator..

11.6 Employer Information. To enable the Committee and/or Administrator to perform its functions, the Company and each Employer shall supply full and timely information to the Committee and/or Administrator, as the case may be, on all matters relating to the compensation of its Participants, the date and circumstances of the Retirement, Disability, death or termination of employment of its Participants, and such other pertinent information as the Committee or Administrator may reasonably require.

                                    ARTICLE 12

                          Other Benefits and Agreements

12.1 Coordination with Other Benefits. The benefits provided for a Participant and Participant's Beneficiary under the Plan are in addition to any other benefits available to such Participant under any other plan or program for employees of the Participant's Employer. The Plan shall supplement and shall not supersede, modify or amend any other such plan or program except as may otherwise be expressly provided.

                               ARTICLE 13
                           Claims Procedures

13.1 Presentation of Claim. Any Participant or Beneficiary of a deceased Participant (such Participant or Beneficiary being referred to below as a "Claimant") may deliver to the Committee a written claim for a determination with respect to the amounts distributable to such Claimant from the Plan. If such a claim relates to the contents of a notice received by the Claimant, the claim must be made within 60 days after such notice was received by the Claimant. All other claims must be made within 180 days of the date on which the event that caused the claim to arise occurred. The claim must state with particularity the determination desired by the Claimant.

13.2 Notification of Decision. The Committee shall consider a Claimant's claim within a reasonable time, and shall notify the Claimant in writing:
          (a) that the Claimant's requested determination has been made, and that the claim has been allowed in full; or

          (b) that the Committee has reached a conclusion contrary, in whole or in part, to the Claimant's requested determination, and such notice must set forth in a manner calculated to be understood by the Claimant:
                   (i) the specific reason(s) for the denial of the claim, or any part of it;

                   (ii) specific reference(s) to pertinent provisions of the Plan upon which such denial was based;

                   (iii) a description of any additional material or information necessary for the Claimant to perfect the claim, and an explanation of why such material or information is necessary; and

                   (iv)    an explanation of the claim review procedure set
                          forth in Section 13.3 below.

13.3 Review of a Denied Claim. Within 60 days after receiving a notice from the Committee that a claim has been denied, in whole or in part, a Claimant (or the Claimant's duly authorized representative) may file with the Committee a written request for a review of the denial of the claim. Thereafter, but not later than 30 days after the review procedure began, the Claimant (or the Claimant's duly authorized representative):
          (a)      may review pertinent documents;
          (b)      may submit written comments or other documents; and/or
          (c) may request a hearing, which the Committee, in its sole discretion, may grant.

13.4 Decision on Review. The Committee shall render its decision on review promptly, and not later than 60 days after the filing of a written request for review of the denial, unless a hearing is held or other special circumstances require additional time, in which case the Committee's decision must be rendered within 120 days after such date. Such decision must be written in a manner calculated to be understood by the Claimant, and it must contain:

          (a)      specific reasons for the decision;


          (b) specific reference(s) to the pertinent Plan provisions upon which the decision was based; and

          (c)      such other matters as the Committee deems relevant.

13.5 Legal Action. A Claimant's compliance with the foregoing provisions of this Article 13 is a mandatory prerequisite to a Claimant's right to commence any legal action with respect to any claim for benefits under this Plan.

                                   ARTICLE 14
                                     Trust

14.1 Establishment of the Trust. The Company shall establish the Trust, and each Employer shall at least annually transfer over to the Trust such assets as the Employer determines, in its sole discretion, are necessary to provide, on a present value basis, for its respective future liabilities created with respect to the Annual Company Contribution Amounts for such Employer's Participants for all periods prior to the transfer, as well as any debits and credits to the Participants' Account Balances for all periods prior to the transfer, taking into consideration the value of the assets in the trust at the time of the transfer.

14.2 Interrelationship of the Plan and the Trust. The provisions of the Plan and the Plan Agreement shall govern the rights of a Participant to receive distributions pursuant to the Plan. The provisions of the Trust shall govern the rights of the Employers, Participants and the creditors of the Employers to the assets transferred to the Trust. Each Employer shall at all times remain liable to carry out its obligations under the Plan.

14.3 Distributions From the Trust. Each Employer's obligations under the Plan may be satisfied with Trust assets distributed pursuant to the terms of the Trust, and any such distribution shall reduce the Employer's obligations under this Plan.

                                  ARTICLE 15
                                 Miscellaneous

15.1 Status of Plan. The Plan is intended to be a plan that is not qualified within the meaning of Code Section 401(a) and that "is unfunded and is maintained by an employer primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees" within the meaning of ERISA Sections 201(2), 301(a)(3) and 401(a)(1). The Plan shall be administered and interpreted to the extent possible in a manner consistent with that intent.

15.2 Unsecured General Creditor. Participants and their Beneficiaries, heirs and successors shall have no legal or equitable rights, interests or claims in any property or assets of an Employer. For purposes of the payment of benefits under this Plan, any and all of an Employer's assets shall be, and remain, the general, unpledged unrestricted assets of the Employer. An Employer's obligation under the Plan shall be merely that of an unfunded and unsecured promise to pay money in the future.

15.3 Employer's Liability. An Employer's liability for the payment of benefits shall be defined only by the Plan and the Plan Agreement, as entered into between the Employer and a Participant. An Employer shall have no obligation to a Participant under the Plan except as expressly provided in the Plan and his or her Plan Agreement.

15.4 Nonassignability. Neither a Participant nor any other person shall have any right to commute, sell, assign, transfer, pledge, anticipate, mortgage or otherwise encumber, transfer, hypothecate, alienate or convey in advance of actual receipt, the amounts, if any, payable hereunder, or any part thereof, which are, and all rights to which are expressly declared to be, unassignable and non-transferable. No part of the amounts payable shall, prior to actual payment, be subject to seizure, attachment, garnishment or sequestration for the payment of any debts, judgments, alimony or separate maintenance owed by a Participant or any other person, be transferable by operation of law in the event of a Participant's or any other person's bankruptcy or insolvency or be transferable to a spouse as a result of a property settlement or otherwise.

15.5 Not a Contract of Employment. The terms and conditions of this Plan shall not be deemed to constitute a contract of employment between any Employer and the Participant. Such employment is hereby acknowledged to be an "at will" employment relationship that can be terminated at any time for any reason, or no reason, with or without cause, and with or without notice, unless expressly provided in a written employment agreement. Nothing in this Plan shall be deemed to give a Participant the right to be retained in the service of any Employer as an Employee or to interfere with the right of any Employer to discipline or discharge the Participant at any time.

15.6 Furnishing Information. A Participant or his or her Beneficiary will cooperate with the Committee by furnishing any and all information requested by the Committee and take such other actions as may be requested in order to facilitate the administration of the Plan and the payments of benefits hereunder, including but not limited to taking such physical examinations as the Committee may deem necessary.

15.7 Terms. Whenever any words are used herein in the masculine, they shall be construed as though they were in the feminine in all cases where they would so apply; and whenever any words are used herein in the singular or in the plural, they shall be construed as though they were used in the plural or the singular, as the case may be, in all cases where they would so apply.

15.8 Captions. The captions of the articles, sections and paragraphs of this Plan are for convenience only and shall not control or affect the meaning or construction of any of its provisions.

15.9 Governing Law. Subject to ERISA, the provisions of this Plan shall be construed and interpreted according to the internal laws of the State of Illinois without regard to its conflicts of laws principles.

15.10 Notice. Any notice or filing required or permitted to be given to the Committee under this Plan shall be sufficient if in writing and hand-delivered, or sent by registered or certified mail, to the address below:

                                    USFreightways Corporation
                                    8550 W. Bryn Mawr Avenue
                                    Suite 700
                                     Chicago,1L 60631


           Such notice shall be deemed given as of the date of delivery or, if delivery is made by mail, as of the date shown on the postmark on the receipt for registration or certification.

           Any notice or filing required or permitted to be given to a Participant under this Plan shall be sufficient if in writing and hand-delivered, or sent by mail, to the last known address of the Participant.

15.11 Successors. The provisions of this Plan shall bind and inure to the benefit of the Participant's Employer and its successors and assigns and the Participant and the Participant's designated Beneficiaries.

15.12 Spouse's Interest. The interest in the benefits hereunder of a spouse of a Participant who has predeceased the Participant shall automatically pass to the Participant and shall not be transferable by such spouse in any manner, including but not limited to such spouse's will, nor shall such interest pass under the laws of intestate succession.

15.13 Validity. In case any provision of this Plan shall be illegal or invalid for any reason, said illegality or invalidity shall not affect the remaining parts hereof, but this Plan shall be construed and enforced as if such illegal or invalid provision had never been inserted herein.

15.14 Incompetent. If the Committee determines in its discretion that a benefit under this Plan is to be paid to a minor, a person declared incompetent or to a person incapable of handling the disposition of that person's property, the Committee may direct payment of such benefit to the guardian, legal representative or person having the care and custody of such minor, incompetent or incapable person. The Committee may require proof of minority, incompetence, incapacity or guardianship, as it may deem appropriate prior to distribution of the benefit. Any payment of a benefit shall be a payment for the account of the Participant and the Participant's Beneficiary, as the case may be, and shall be a complete discharge of any liability under the Plan for such payment amount.

15.15 Court Order. The Committee is authorized to make any payments directed by court order in any action in which the Plan or the Committee has been named as a party. In addition, if a court determines that a spouse or former spouse of a Participant has an interest in the Participant's benefits under the Plan in connection with a property settlement or otherwise, the Committee, in its sole discretion, shall have the right, notwithstanding any election made by a Participant, to immediately distribute the spouse's or former spouse's interest in the Participant's benefits under the Plan to that spouse or former spouse.

15.16     Distribution in the Event of Taxation.

          (a) In Genera1. If, for any reason, all or any portion of a Participant's benefits under this Plan becomes taxable to the Participant prior to receipt, a Participant may petition the Committee before a Change in Control, or the trustee of the Trust after a Change in Control, for a distribution of that portion of his or her benefit that has become taxable. Upon the grant of such a petition, which grant shall not be unreasonably withheld (and, after a Change in Control, shall be granted), a Participant's Employer shall distribute to the Participant immediately available funds in an amount equal to the taxable portion of his or her benefit (which amount shall not exceed a Participant's unpaid Account Balance under the Plan). The tax liability distribution shall be made within 90 days of the date when the Participant's petition is granted. Such a distribution shall affect and reduce the benefits to be paid under this Plan.

          (b) Trust. If the Trust terminates in accordance with its terms and benefits are distributed from the Trust to a Participant, the Participant's benefits under this Plan shall be reduced to the extent of such distributions.

                                        PAGE 67
15.17 Insurance. The Employers, on their own behalf or on behalf of the trustee of the Trust, and, in their sole discretion, may apply for and procure insurance on the life of the Participant, in such amounts and in such forms as they may choose. The Employers or the trustee of the Trust, as the case may be, shall be the sole owner and beneficiary of any such insurance. The Participant shall have no interest whatsoever in any such policy or policies, and at the request of the Employers shall submit to medical examinations and supply such information and execute such documents as may be required by the insurance company or companies to whom the Employers have applied for insurance.

15.18 Legal Fees To Enforce Rights After Change in Control. The Company and each Employer is aware that upon the occurrence of a Change in Control, the Board or the board of directors of a Participant's Employer (which might then be composed of new members) or a shareholder of the Company or the Participant's Employer, or of any successor corporation might then cause or attempt to cause the Company, the Participant's Employer or such successor to refuse to comply with its obligations under the Plan and might cause or attempt to cause the Company or the Participant's Employer to institute, or may institute, litigation seeking to deny Participants the benefits intended under the Plan. In these circumstances, the purpose of the Plan could be frustrated. Accordingly, if, following a Change in Control, it should appear to any Participant that the Company, the Participant's Employer or any successor corporation has failed to comply with any of its obligations under the Plan or any agreement thereunder or, if the Company, such Employer or any other person takes any action to declare the Plan void or unenforceable or institutes any litigation or other legal action designed to deny, diminish or to recover from any Participant the benefits intended to be provided, then the Company and the Participant's Employer irrevocably authorize such Participant to retain counsel of his or her choice at the expense of the Company and the Participant's Employer (who shall be jointly and severally liable) to represent such Participant in connection with the initiation or defense of any litigation or other legal action, whether by or against the Company, the Participant's Employer or any director, officer, shareholder or other person affiliated with the Company, the Participant's Employer or any successor thereto in any jurisdiction.

IN WITNESS WHEREOF, the Company has signed this Plan document as of January 12, 2000.


USFreightways Corporation
a Delaware corporation

By:      /s/ Christopher L. Ellis
Title:  Senior Vice President, Finance & CFO