Form 10-Q
period 2001-03-31
USFREIGHTWAYS CORP
filed 2001-05-15
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001,
         OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
         _______________

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

As of May 7, 2001, 26,262,153 shares of common stock were outstanding.

                             PART I: FINANCIAL INFORMATION



Item 1.                           Financial Statements.

                                USFreightways Corporation
                             Condensed Consolidated Balance Sheets
                                Unaudited (Dollars in thousands)

                                                             March 31,          December 31,
                                                                 2001                  2000
-----------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash                                               $        4,822        $          6,862
     Accounts receivable, net                                  334,252                 293,989
     Other                                                      69,085                  62,077
                                                     -----------------     -------------------
          Total current assets                                 408,159                 362,928
                                                     -----------------     -------------------

Net property and equipment                                     741,835                 660,510
Net intangible assets                                          185,972                 174,538
Other assets                                                    23,053                  14,191
                                                     -----------------     -------------------
Total assets                                            $    1,359,019        $      1,212,167
                                                     -----------------     -------------------

Liabilities and Stockholders' Equity
Current liabilities:
     Current bank debt                                  $       23,024        $         20,561
     Notes payable                                                 -                   100,000
     Accounts payable                                           92,243                  89,193
     Other current liabilities                                 201,459                 160,590
                                                     -----------------      ------------------
     Total current liabilities                                 316,726                370,344
                                                     -----------------      ------------------
Long-term liabilities:
     Long-term bank debt                                        10,730                  33,137
     Notes payable                                             250,000                 100,000
     Other long-term liabilities                               164,055                 149,827
                                                      -----------------     ------------------
            Total long-term liabilities                        424,785                 282,964
                                                      -----------------     ------------------
Minority interest                                                  642                     -

Common stockholders' equity                                    616,866                 558,859
                                                      -----------------     ------------------
Total liabilities and stockholders' equity              $    1,359,019        $      1,212,167
                                                      -----------------     ------------------



                            USFreightways Corporation
                         Consolidated Statements of Income
             Unaudited (Dollars in thousands, except per-share amounts)

                                                  Three months ended
                                        -------------------------------------
                                           March 31,               April 1,
                                               2001                   2000
-----------------------------------------------------------------------------
Operating revenue
     LTL Trucking                         $  468,741            $    448,710
     TL Trucking                              21,076                  12,338
     Logistics                                69,802                  53,410
     Freight Forwarding                       66,428                  57,488
                                     -----------------      ----------------
Total operating revenue                   $  626,047            $    571,946

Operating expenses:
     LTL Trucking                            423,499                 401,249
     TL Trucking                              19,962                  11,267
     Logistics                                65,647                  48,605
     Freight Forwarding                       68,113                  55,177
     Corporate and other                       3,138                   2,344
                                     -----------------       ----------------
Total operating expenses                     580,359                 518,642
                                     -----------------       ----------------
Income from operations                        45,688                  53,304
                                     -----------------       ----------------
Non-operating income (expense):
     Interest expense                         (5,632)                 (3,706)
     Interest income                             203                     372
     Other, net                                   (4)                     -
                                       ----------------        ---------------
Total non-operating expense                   (5,433)                 (3,334)
                                      ----------------        ---------------
Net income before income taxes                40,255                  49,970
Income tax expense                           (16,410)                (20,247)
Minority interest                                502                    -
                                      -----------------       ---------------
Net income                               $    24,347             $    29,723
                                      -----------------       ---------------

Average shares outstanding - basic        26,286,058              26,462,497
Average shares outstanding - diluted      26,520,231              27,810,822
Basic earnings per common share:         $      0.93             $      1.12
Diluted earnings per common share:       $      0.92             $      1.07
                                      -----------------     ------------------

                                 USFreightways Corporation
                         Condensed Consolidated Statements of Cash Flows
                                Unaudited (Dollars in thousands)

                                                                Three months ended
                                                          ----------------------------
                                                      March 31,           April 1,
                                                          2001                 2000
--------------------------------------------------------------------------------------
Cash flows from operating activities:

Net Income                                      $      74,161           $      73,502
Adjustments to net income:
    Depreciation and amortization                      82,313                  70,161
    Other items affecting cash                        (12,332)                (10,856)
      from operating activities
                                                  --------------        -------------
Net cash provided by operating activities             144,142                 132,807
                                                  --------------        -------------
Cash flows from investing activities:
  Capital expenditures                               (151,869)               (140,134)
  Proceeds on sales                                     9,198                   3,864
  Acquisitions                                        (16,419)                (49,377)
                                                  --------------        -------------
Net cash used in investing activities                (159,090)               (185,647)
                                                  --------------        -------------
Cash flows from financing activities:
  Dividends paid                                       (7,393)                 (7,378)
  Proceeds from sale of Notes                         149,025                  98,452
  Payments on Notes                                  (100,000)                     -
  Proceeds from sale/(repurchase) of treasury stock    (8,778)                  4,623
  Proceeds from long-term debt                         70,000                  30,206
  Payments on long-term debt                          (92,409)                (77,908)
  Net change in short-term debt                         2,463                  5,580
                                                  --------------        -------------
Net cash provided by (used in) financing activities    12,908                  53,575
                                                  --------------        -------------
Net increase/(decrease) in cash                        (2,040)                    735
                                                  --------------        -------------
Cash at beginning of period                             6,862                   5,548
                                                  --------------        -------------
Cash at end of period                            $      4,822          $        6,283
                                                  --------------        -------------



                           USFreightways Corporation
      Condensed Consolidated Statements of Changes in Common Stockholders Equity
                        Unaudited (Dollars in thousands)

                                                                 Three Months Ended
                                                                 -----------------
                                                        March 31,               April 1,
                                                          2001                     2000
Balance as of December 31 1999 and 1998 respectively    $ 558,859               $  459,134

Net income                                                 74,161                   73,502
Common shares repurchased                                ( 14,520)                     -
Employee stock transactions                                 5,740                    4,623
Dividends declared                                       (  7,374)                (  7,397)
Comprehensive income                                           -                       -
                                                        __________              __________
Balance as of March 31, 2001 and April 1, 2000          $  616,866              $  529,862
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

     None

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

5. Other

     On July 24, 2000, the Company announced the authorized buyback of up to 1 million additional shares of its common stock in either public market or private transactions. This repurchase program is not yet completed. As of March 31, 2001, the Company had repurchased 454 thousand shares.



6. Subsequent events

      None







6.  Segment Reporting                                   Three Months Ended
      Unaudited (dollars in thousands)               Sept. 30,         Oct. 2,
                                                       2000             1999
-------------------------------------------------------------------------------
Revenue
   LTL Group:
      USF Holland                             $    243,862       $   231,620
      USF Reddaway                                  70,362            63,768
      USF Red Star                                  67,085            66,610
      USF Dugan                                     49,211            49,035
      USF Bestway                                   38,221            37,677
-------------------------------------------------------------------------------
         Sub total LTL Group                       468,741           448,710
   Truckload - Glen Moore                           21,076            12,338
   Logistics subsidiaries                           69,802            53,410
   Freight forwarding                               66,428            57,488
   Corporate and other                                 -                 -
-------------------------------------------------------------------------------
Total Revenue                                  $   626,047        $  571,946

Income From Operations
   LTL Group:
      USF Holland                              $    27,437        $   29,792
      USF Reddaway                                   9,399             8,268
      USF Red Star                                   2,661             2,781
      USF Dugan                                      2,504             2,338
      USF Bestway                                    3,241             4,282
-------------------------------------------------------------------------------
         Sub total LTL Group                        45,242            47,461
   Truckload - Glen Moore                            1,114             1,071
   Logistics subsidiaries                            4,155             4,805
   Freight forwarding                               (1,685)            2,311
   Corporate and other                              (1,391)             (620)
   Amortization of intangibles                      (1,747)           (1,724)
-------------------------------------------------------------------------------
Total Income from Operations                    $   45,688        $   53,304
------------------------------------------------------------------------------

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

                            Recent Accounting Pronouncements


     In June 1998, the Financial Accounting Standards Board (FASB), issued SFAS No. 133. In June 2000, FASB further clarified SFAS No. 133 through issuance of SFAS No. 138. SFAS No. 133 and 138 establish accounting and reporting standards for derivative instruments and for hedging activities. The effective date for SFAS Nos. 133 and 138 was January 1, 2001. The Company adopted SFAS Nos. 133 and 138 on January 1, 2001 Adoption of SFAS Nos. 133 and 138 had no effect on the Company's financial statements as it has no derivatives or hedging instruments.

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

                                 Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated the 7th day of May, 2001.



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