Form 10-Q/A
period 2001-03-31
USFREIGHTWAYS CORP
filed 2001-05-17
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001, OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
         ---------------

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

                             PART I: FINANCIAL INFORMATION



Item 1.                           Financial Statements.

                                USFreightways Corporation
                             Condensed Consolidated Balance Sheets
                                Unaudited (Dollars in thousands)

                                                             March 31,          December 31,
                                                                 2001                  2000
-----------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash                                               $        9,325        $          5,248
     Accounts receivable, net                                  321,849                 323,517
     Other                                                      74,611                  67,596
                                                     -----------------     -------------------
          Total current assets                                 405,785                 396,361
                                                     -----------------     -------------------

Net property and equipment                                     737,376                 750,485
Net intangible assets                                          179,988                 181,978
Other assets                                                    21,602                  22,250
                                                     -----------------     -------------------
Total assets                                            $    1,344,751        $      1,351,074
                                                     -----------------     -------------------

Liabilities and Stockholders' Equity
Current liabilities:
     Current bank debt                                  $        2,247        $         28,991
     Accounts payable                                           80,716                  90,741
     Other current liabilities                                 191,379                 172,443
                                                     -----------------      ------------------
     Total current liabilities                                 274,342                 292,175
                                                     -----------------      ------------------
Long-term liabilities:
     Long-term bank debt                                         4,567                  10,137
     Notes payable                                             250,000                 250,000
     Other long-term liabilities                               164,512                 163,047
                                                      -----------------     ------------------
            Total long-term liabilities                        419,079                 423,184
                                                      -----------------     ------------------
Minority interest                                                1,022                     539

Common stockholders' equity                                    650,308                 635,176
                                                      -----------------     ------------------
Total liabilities and stockholders' equity              $    1,344,751        $      1,351,074
                                                      -----------------     ------------------



                            USFreightways Corporation
                         Consolidated Statements of Income
             Unaudited (Dollars in thousands, except per-share amounts)

                                                  Three months ended
                                        -------------------------------------
                                           March 31,               April 1,
                                               2001                   2000
-----------------------------------------------------------------------------
Operating revenue
     LTL Trucking                         $  459,019            $    470,864
     TL Trucking                              24,668                  19,897
     Logistics                                71,159                  67,125
     Freight Forwarding                       66,547                  60,804
                                     -----------------      ----------------
Total operating revenue                   $  621,393            $    618,690

Operating expenses:
     LTL Trucking                            434,921                 432,681
     TL Trucking                              23,832                  18,952
     Logistics                                68,378                  62,883
     Freight Forwarding                       69,841                  60,088
     Corporate and other                       4,610                   3,327
                                     -----------------       ----------------
Total operating expenses                     601,582                 577,931
                                     -----------------       ----------------
Income from operations                        19,811                  40,759
                                     -----------------       ----------------
Non-operating income (expense):
     Interest expense                         (5,580)                 (4,571)
     Interest income                             134                     192
     Other, net                                   36                    493
                                       ----------------        ---------------
Total non-operating expense                   (5,410)                 (3,886)
                                      ----------------        ---------------
Net income before income taxes                14,401                  36,873
Income tax expense                            (5,680)                (14,823)
Minority interest                              (270)                     266
                                      -----------------       ---------------
Net income                               $    8,451             $    22,316
                                      -----------------       ---------------

Average shares outstanding - basic        26,191,561              26,509,438
Average shares outstanding - diluted      26,775,002              27,456,591
Basic earnings per common share:         $      0.32             $      0.84
Diluted earnings per common share:       $      0.32             $      0.81
                                      -----------------     ------------------

                                 USFreightways Corporation
                         Condensed Consolidated Statements of Cash Flows
                                Unaudited (Dollars in thousands)

                                                                Three months ended
                                                          ----------------------------
                                                      March 31,           April 1,
                                                          2001                 2000
--------------------------------------------------------------------------------------
Cash flows from operating activities:

Net Income                                      $       8,451           $      22,316
Adjustments to net income:
    Depreciation and amortization                      28,256                  26,519
    Other items affecting cash                          5,460                  5,548
      from operating activities
                                                  --------------        -------------
Net cash provided by operating activities              42,167                  54,383
                                                  --------------        -------------
Cash flows from investing activities:
  Capital expenditures                                (15,667)                (45,830)
  Proceeds on sales                                     2,786                   1,960
  Acquisitions                                               -                 (7,300)
                                                  --------------        -------------
Net cash used in investing activities                 (12,881)                (51,170)
                                                  --------------        -------------
Cash flows from financing activities:
  Dividends paid                                       (2,415)                 (2,473)
  Proceeds from sale of treasury stock                  9,520                   1,366
  Proceeds from long-term debt                         10,000                  40,000
  Payments on long-term debt                          (15,570)                (40,498)
  Net change in short-term debt                       (26,744)                    692
                                                  --------------        -------------
Net cash provided by (used in) financing activities   (25,209)                   (913)
                                                  --------------        -------------
Net increase/(decrease) in cash                         4,077                   2,300
                                                  --------------        -------------
Cash at beginning of period                             5,248                   6,862
                                                  --------------        -------------
Cash at end of period                            $      9,325          $        9,162
                                                  --------------        -------------



                           USFreightways Corporation
     Condensed Consolidated Statements of Changes in Common Stockholders' Equity
                        Unaudited (Dollars in thousands)

                                                                 Three Months Ended
                                                                 -----------------
                                                        March 31,               April 1,
                                                          2001                     2000
Balance as of December 31 2000 and 1999 respectively    $  635,176              $  558,859

Net income                                                   8,451                  22,316
Foreign currency translation adjustments                      (389)                     -
                                                          --------                 -------
   Comprehensive income                                 $    8,062              $   22,316

Proceeds from sale of treasury stock                         9,520                   1,366
Dividends declared                                        (  2,450)               (  2,475)


                                                        ----------              ----------
Balance as of March 31, 2001 and April 1, 2000          $  650,308              $  580,066
   respectively                                         ==========              ==========

              Notes to Condensed Consolidated Financial Statements
                  (Dollars in thousands, except per share amounts)
                                   (Unaudited)

1. Summary of significant accounting policies

     General -
     The consolidated financial statements include the accounts of USFreightways and its wholly owned subsidiaries (the Company). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's results of operations are affected by the seasonal aspects of the trucking and air freight industries. Therefore, operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.


2. Earnings per share

     Basic earnings per share are calculated on net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by this weighted-average number of common shares outstanding plus the shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares. Unexercised stock options, calculated under the treasury stock method, is the only reconciling item between the Company's basic and diluted earnings per share. The number of options included in the denominator, used to calculate diluted earnings per share are 583,441 and 947,153 for the first quarters of 2001 and 2000 respectively.


3. Debt

     The Company's debt includes $100 million of unsecured guaranteed notes due May 1, 2009 and $150 million of guaranteed notes due April 15, 2010.

     On January 31, 2000, the Company filed a Form S-3 registration statement that allowed for the sale of up to $400 million in additional guaranteed notes.

     On April 25, 2000, the Company sold $150 million in 8 1/2% guaranteed notes due April 15, 2010 as part of the $400 million Form S-3 registration statement filed on January 31, 2000

     The guaranteed notes are fully and unconditionally guaranteed, on a joint and several basis, on an unsecured senior basis, by all of the Company's direct and indirect domestic subsidiaries (the "Subsidiary Guarantors"). The Company is a holding company and during the period presented substantially all of the assets were the stock of the Subsidiary Guarantors, and substantially all of the operations were conducted by the Subsidiary Guarantors. Accordingly, the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors were substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis. Management of the Company believes that separate financial statements of, and other disclosures with respect to, the Subsidiary Guarantors are not meaningful or material to investors.


4. Stock repurchases

     On July 24, 2000, the Company announced the authorized buyback of up to 1 million additional shares of its common stock in either public market or private transactions. This repurchase program is not yet completed. There have been no shares repurchased in the first quarter of 2001. As of March 31, 2001, the Company had repurchased 454,200 shares.







5.  Segment Reporting                                   Three Months Ended
      Unaudited (dollars in thousands)               Mar. 31,         Apr. 1,
                                                       2001             2000
-------------------------------------------------------------------------------
Revenue
   LTL Group:
      USF Holland                             $    239,320       $   251,745
      USF Reddaway                                  65,109            63,588
      USF Red Star                                  64,405            66,830
      USF Dugan                                     51,291            51,802
      USF Bestway                                   38,894            36,899
-------------------------------------------------------------------------------
         Sub total LTL Group                       459,019           470,864
   Truckload - Glen Moore                           24,668            19,897
   Logistics subsidiaries                           71,159            67,125
   Freight forwarding                               66,547            60,804
   Corporate and other                                 -                 -
-------------------------------------------------------------------------------
Total Revenue                                  $   621,393        $  618,690

Income From Operations
   LTL Group:
      USF Holland                              $    16,750        $   25,801
      USF Reddaway                                   3,839             4,650
      USF Red Star                                    (584)            1,355
      USF Dugan                                      1,724             2,712
      USF Bestway                                    2,369             3,665
-------------------------------------------------------------------------------
         Sub total LTL Group                        24,098            38,183
   Truckload - Glen Moore                              836               945
   Logistics subsidiaries                            2,781             4,242
   Freight forwarding                               (3,294)               716
   Corporate and other                              (2,873)           (1,658)
   Amortization of intangibles                      (1,737)           (1,669)
-------------------------------------------------------------------------------
Total Income from Operations                    $   19,811        $   40,759
------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Conditions and
                  Results of Operations.

                          Results of Operations

     USFreightways Corporation ("the Company") reported net income for the quarter ended March 31, 2001 of $8.5 million, a 62% decrease compared to $22.3 million that was reported for the quarter that ended April 1, 2000. There were 64 working days in the current quarter compared to 65 working days in last year's first quarter.

     Net income per share for the current year's quarter was equivalent to 32 cents diluted earnings per share. Net income per share for the 2000 quarter amounted to 81 cents diluted earnings per share. Net income for the current year's quarter was negatively impacted (as announced by a press release dated April 19, 2001) by the continued slowing of the economy that affected results in all the Company's lines of businesses, continued losses at USF Worldwide, the Company's domestic and international freight forwarding business and to a lesser extent, bad weather during the current quarter.

     Revenue for the 2001 quarter increased by 0.4% to $621.4 million from $618.7 million for the first quarter of 2000. Revenue increases in the logistics business, distribution service centers, the UK freight forwarder, Asia and truckload revenue were offset by decreases in the regional trucking subsidiaries group, the return logistics business and USF Worldwide.

     Less-than-truckload (LTL) revenue for the current quarter at the regional trucking subsidiaries decreased 1.8%, including the fuel surcharges (see the note below relating to the inclusion of fuel surcharges into revenue as promulgated under SAB No. 101), compared to the 2000 first quarter; LTL shipments decreased 2.8% and LTL tonnage decreased 5.1%. LTL revenue per shipment increased from $113.36 to $114.55 and the weight per shipment decreased from 1,147 pounds to 1,121 pounds. Volume levels in last year's quarter benefited from a very strong second half of the quarter. Whereas, in the current year, volume levels were negatively impacted by the slowdown in the economy and particularly at USF Holland due to a slowdown in the automotive industry and other heavy manufacturing based in the central United States.

     Operating earnings for the regional trucking subsidiaries, in the current year's quarter, decreased 36.9% to $24.1 million compared to $38.2 million for the same period of 2000. The consolidated operating ratio for the LTL group deteriorated to 94.8 from 91.9 last year. Due to current ecomomic conditions, the regional trucking subsidiaries has reduced its work force by approximately 5.3% (amounting to 950 workers) since November of 2000. Despite the work force reductions, labor and fringe related benefits increased due to annual contractual increases at the Company's unionized carriers (USF Holland and USF Red Star). In addition, the regional trucking subsidiaries incurred increases in group health costs ranging from 12% to 30%. Claims and other operating expenses also increased as a percentage of revenue compared to last year's quarter. Fuel expense as a percentage of revenue improved slightly in the current year's quarter.

     USF Glen Moore, the Company's truckload (TL) carrier reported operating earnings of $0.8 million at an operating ratio of 96.6 compared to $0.9 and an operating ratio of 95.2 in 2000. Improvements in Labor and Operating costs were more than offset by increases in Fringes, Depreciation and Fuel expense.

     Revenue in the Logistics group increased by 6.0% to $71.2 million in the current quarter from $67.1 million in the prior year. USF Processors contributed lower revenue in the 2001 quarter amounting to approximately $17.0 million compared to approximately $18.7 million in last year's quarter as a major customer concluded a period of significantly increased volumes. USF Distribution Services increased revenue by approximately $2.5 million of which expansion into its new center in Baltimore (that was not opened in the first quarter of
2000)amounted to $0.6 million, while growth in existing centers in Kansas City, Chicago, Irwindale, Fontana and Oklahoma City contributed approximately $1.9 million. USF Logistics increased revenue by $3.2 million mainly in its food, retail and international business sectors.

     Earnings in the Logistics group decreased by 34.4% compared to the prior year's quarter to $2.8 million from $4.2 million as USF Processors reported lower earnings as a result of lower revenue (see paragraph above) and also as a result of a less profitable mix of business in the Food and Consumer sectors at USF Logistics.

     Revenue in the Freight Forwarding group increased 9.4% to $66.5 million from $60.8 million in the prior year's quarter. The group reported an operating loss of $3.3 million in 2001 compared to an operating profit of $0.7 million in the 2000 quarter.Results in the Freight Forwarding group include USF Asia, the trading name given to a joint venture formed in October 1999 of which USF Worldwide(a wholly owned subisidiary in the Freight Forwarding group) is a partner and USF Worldwide Logistics Limited ("Limited")(a UK freight forwarder). USF Asia recorded first quarter revenue of approximately $4.4 million and an operating loss of $0.7 million compared to revenue of $1.2 million and an operating loss of $0.9 million last year. Limited recorded revenue of approximately $8.5 million and an operating profit of $0.1 million. Additionally, in the first quarter, USF Worldwide reported an operating loss of $2.7 million as its gross margins deteriorated due to a decline in revenue of $6.0 million.

               Liquidity and Capital Resources

     Cash flows from operating activities contributed $42.5 million during the current quarter compared to $54.4 million during the same period last year.

     Net capital expenditures for the 2001 quarter amounted to approximately $12.9 million including $4.2 million for revenue equipment, $2.5 million for terminal facilities, and the balance for other capital items. Last year for the same period, net capital expenditures amounted to approximately $51.2 million, including $37.4 million for revenue equipment, $3.5 million for terminal facilities, and the balance for other capital items and the acquisition of Tri-Star Transportation.

     Cash flows provided by financing activities included $9.5 million of proceeds from the sale of treasury stock that resulted primarily from the exercise of stock options.

     Total borrowings decreased by $32.3 million during the first quarter of 2001 and the Company's debt to capital ratio improved to 28.3% compared to 31.3% at December 31, 2000. The Company's debt includes $150 million of unsecured guaranteed notes that were floated in late April, 2000 and are due on April 15, 2010 and $100 million of unsecured guaranteed notes due May 1, 2009.

     On January 31, 2000, the Company filed a Form S-3 registration statement that allowed for the sale of up to $400 million in additional guaranteed notes.

     On April 25, 2000, the Company sold $150 million in 8 1/2% guaranteed notes due April 15, 2010 as part of the $400 million Form S-3 registration statement filed on January 31, 2000. The net proceeds from the sale of the guaranteed notes, after deducting underwriting fees and other expenses was approximately $149 million, was used to repay $100 million in 6 5/8% notes that matured May 1, 2000, to reduce other unsecured lines of credit and to purchase an interest rate hedge.

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

     On July 24, 2000, the Company announced the authorized buyback of up to 1 million additional shares of its common stock in either public market or private transactions. This repurchase program is not yet completed. There have been no shares repurchased in the first quarter of 2001. As of March 31, 2001, the Company had repurchased 454,200 shares.

     A dividend of 9 1/3 cents per share equivalent to $2.5 million was paid on April 6, 2001 to shareholders of record on March 23, 2001.

                                   Market Risk

     The Company is exposed to the impact of interest rate changes. The Company's exposure to changes in interest rates is limited to borrowings under a line of credit agreement which has variable interest rates tied to the LIBOR rate. The average annual interest rates on borrowings under this credit agreement were approximately 6.2% in the first quarter of 2001. In addition, the Company has $100 million of unsecured guaranteed notes with a 6 1/2% fixed annual interest rate and $150 million of unsecured guaranteed notes with an 8 1/2% interest rate at March 31, 2001. The Company estimates that the carrying value of the notes approximated their market value at March 31, 2001. The Company has no hedging instruments outstanding. From time to time, the Company invests excess cash in overnight money market accounts.

                            Recent Accounting Pronouncements




     In the 2000 fourth quarter, the Company reclassified fuel surcharges invoiced to customers as revenue according to guidelines established under the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") Number 101 "Revenue Recognition in Financial Statements". Prior to the 2000 fourth quarter, the fuel surcharges were presented as a reduction of fuel costs. The Company, therefore, has restated the fourth quarter 1999 and the first three quarters of 2000 revenue and expenses in accordance with SAB Number 101. The implementation of SAB Number 101 had no effect on income from operations or net income.

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

Item 6.           Exhibits and Reports on Form 8-K.

     (a)      Exhibits

       1. Exhibit 10.1-USFreightways Corporation Long-Term Incentive Plan, as restated and amended March 8, 2001.

       2. Exhibit 10.2-USFreightways Corporation Stock Option Plan for Non-Employee Directors, as restated and amended March 8, 2001.

       3. Exhibit 10.3-Form of Severance Protection Agreement, dated as of February 28, 2001.


     (b)      Current Reports on Form 8-K were filed:

                           1.       None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated the 15th day of May, 2001.



                            USFREIGHTWAYS CORPORATION


             By: /s/ Christopher L. Ellis
                     Christopher L. Ellis
                     Senior Vice President, Finance and Chief Financial Officer


            By: /s/ Robert S. Owen
                    Robert S. Owen
                    Controller and Principal Accounting Officer