Form 10-K/A
USFREIGHTWAYS CORP
filed 2001-06-29
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A

                               _________________

                       AMENDMENT TO APPLICATION OR REPORT
                Filed pursuant to Section 12,13, or 15(d) of the
                      THE SECURITIES EXCHANGE ACT OF 1934

                           USFREIGHTWAYS CORPORATION

                           COMMISSION NUMBER 0-19791

                                AMENDMENT NO. 1

     The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 by adding the Annual Report of the USF Employees' 401K Retirement Plan on Form 11-K for the year ended December 31, 2000.

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


                                        June 27, 2001

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 11-K


FOR ANNUAL REPORTS OF EMPLOYEE STOCK PURCHASE,
SAVINGS AND SIMILAR PLANS PURSUANT TO SECTION 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


[X]ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 for the fiscal year ended December 31, 2000 [FEE REQUIRED]


[  ]TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the transition period from _________ to _________ [NO
    FEE REQUIRED]



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

                      USF EMPLOYEES' 401K RETIREMENT PLAN

                 By Members of the Plan Committee administering
                    the USF Employees' 401K Retirement Plan


                            /s/ Christopher L. Ellis
                              Christopher L. Ellis

                             /s/ Gerard M. Klaisle
                               Gerard M. Klaisle

                              /s/ Stephen G. Dill
                                Stephen G. Dill

                              Date: June 27, 2001

                      USF EMPLOYEES' 401K RETIREMENT PLAN

                                   FORM 11-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                       FINANCIAL STATEMENTS AND SCHEDULES

                           December 31, 2000 and 1999

     The following financial statements, supplementary schedules and exhibits are filed as part of this Annual Report on Form 11-K of the USF Employees' 401K Retirement Plan.

TABLE OF CONTENTS

FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

FINANCIAL STATEMENTS:
-Statements of Net Assets Available for Benefits as of December 31, 2000
 and 1999

-Statements of Changes in Net Assets Available for Benefits for the Years Ended
 December 31, 2000 and 1999

NOTES TO FINANCIAL STATEMENTS AND SCHEDULES

SCHEDULE SUPPORTING FINANCIAL STATEMENTS:
-Schedule of Assets Held for Investment Purposes at the end of the year as of December 31, 2000

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Plan Administrative Committee of
USF Employees' 401K Retirement Plan:

     We have audited the accompanying statements of net assets available for benefits of the USF EMPLOYEES' 401K RETIREMENT PLAN as of December 31, 2000 and 1999, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the USF Employees' 401K Retirement Plan as of December 31, 2000 and 1999, and the changes in net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of assets held for investment purposes at the end of year is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP
Arthur Andersen LLP
Chicago, Illinois
June 22, 2001

                      USF EMPLOYEES' 401K RETIREMENT PLAN


                STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                        As of December 31, 2000 and 1999

                                                        2000             1999
ASSETS:


Investments at fair value (Note 3)-


Fidelity Managed Income Portfolio                      $8,410,469      7,912,711
Fidelity Retirement Money Market Portfolio             31,149,660     28,568,565
Fidelity Blue Chip Fund                                46,457,583     49,389,466
Fidelity Growth Company Fund                           91,343,933     88,764,629
Fidelity Intermediate Bond Fund                        16,492,443     15,450,700
USFreightways Corp. Common Stock                        7,421,544     10,109,876
Fidelity Magellan Fund                                 57,651,110     63,299,359
Aetna Real Estate Fund                                    893,389      1,590,895
Fidelity Asset Manager                                  5,052,862      4,104,071
Fidelity Equity Income Fund                             8,851,319      8,128,569
Participant loans                                       9,383,792      8,010,053
                                                      ----------  --------------
Total investments                                     283,108,104    285,328,894
                                                      -----------  -------------
Receivables-


Participant contributions                                 599,272        801,689
Company contributions                                   2,226,677      1,847,582
                                                      -----------  -------------
Total contributions receivable                          2,825,949      2,649,271
                                                      -----------  -------------
NET ASSETS AVAILABLE FOR BENEFITS                    $285,934,053   $287,978,165
                                                     ============   ============
The accompanying notes are an integral part of these statements.

                      USF EMPLOYEES' 401K RETIREMENT PLAN


           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                 For the Years Ended December 31, 2000 and 1999

                                                        2000           1999
INVESTMENT INCOME:


Dividend and interest income                       $  18,087,875  $ 17,398,960
Net (depreciation) appreciation in fair
value of investments (Note 3)                        (35,606,894)   50,505,768
                                                   --------------   ------------
Total investment (loss) income                       (17,519,019)   67,904,728
                                                   --------------   ------------
CONTRIBUTIONS:

Participants                                          21,618,266     20,474,455
Company                                               10,319,755     10,360,343
                                                    -------------  -------------
Total contributions                                   31,938,021     30,834,798
                                                    -------------  -------------
OTHER DEDUCTIONS:


Benefits paid to participants                        (16,679,028)   (17,122,686)
Administrative expenses                                  (49,790)       (42,652)
                                                    -------------  -------------
Total deductions                                     (16,728,818)   (17,165,338)
                                                    -------------  -------------
Transfers into the Plan (Note 1)                         265,704      2,642,858
                                                    -------------  -------------
Net change                                            (2,044,112)    84,217,046
                                                    -------------  -------------
NET ASSETS AVAILABLE FOR BENEFITS:


Beginning of year                                    287,978,165    203,761,119
                                                    ------------  --------------
End of year                                         $285,934,053   $287,978,165
                                                    ============   =============
        The accompanying notes are an integral part of these statements.

                      USF EMPLOYEES' 401K RETIREMENT PLAN


                   NOTES TO FINANCIAL STATEMENTS AND SCHEDULE
                           December 31, 2000 and 1999


1.PLAN DESCRIPTION

     The following description of the USF Employees' 401K Retirement Plan (the "Plan") is provided for general information purposes only. More complete information regarding the Plan provisions may be found in the Plan document.

General

     The Plan is a defined contribution plan established by USFreightways Corporation, the principal sponsor of the Plan, under provisions of Section 401(a) of the Internal Revenue Code ("IRC"). The Plan covers certain employees of USFreightways Corporation, as well as certain employees of the following adopting sponsors of the Plan, all of which are wholly owned subsidiaries of USFreightways Corporation: USF Bestway Inc., USF Logistics Inc., USF Logistics Services Inc., USF Distribution Services Inc., USF Dugan Inc., USF Sales Corporation, USF Holland Inc., USF Reddaway Inc., USF Red Star Inc., USF Coast Consolidators Inc., USF Caribbean Services, Inc., USF Worldwide, Inc., USF Logistics (IMC) Inc., USF Glen Moore Inc., and World Trade Transport of Virginia Inc.

     In December 1999 USF Seko Worldwide Inc. merged into USF Worldwide Inc. (formerly named Daher America Inc.). During 2000, USF Caribbean Services Inc., USF Coast Consolidators Inc. and Golden Eagle Group Inc. merged into USF Worldwide Inc. and USF Logistics (TRICOR) Inc. merged into USF Logistics (IMC) Inc.

     During 2000, USF Distribution Services of Texas, Inc. adopted the Plan, and as a result, transferred all of the trust assets of its predecessor plan of $265,704 into the Plan.

     During 1999, certain subsidiaries of Golden Eagle Group Inc. (Daher America Inc. and World Trade Transport of Virginia Inc.) and USF Glen Moore Transport Inc. adopted the Plan, and as a result, transferred all of the trust assets of their respective predecessor plans of $2,642,858 into the Plan.

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

Plan Administration

     The Plan is administered by the USF Plan Administrative Committee, which is appointed by the Board of Directors of the Company. Plan assets were held by Fidelity Institutional Retirement Services Company ("Fidelity") as Trustee for the years ended December 31, 2000 and 1999.

Eligibility

     Participants become eligible to enter the plan on January 1, April 1, July 1, or October 1, following the date the participant completes a qualifying year of service.

Contributions

     Eligible employees can contribute an amount up to 15% of their cash compensation, as defined by the Plan, subject to certain limitations under the IRC. Each Company may provide a matching contribution and/or nonelective contribution subject to group discrimination limitations. The Company may also contribute a discretionary amount. The Company made no discretionary contributions during 2000 and 1999.

Vesting

     Participants are fully vested at all times in their contributions, the Company's matching and/or nonelective contribution, and plan earnings thereon.

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

Loans to Participants

     Subject to such rules and limitations as may be established from time to time, participants are allowed to borrow from employee deferral contributions, rollover accounts, or any after-tax deferrals in their account subject to a limit of the lesser of 50% of their vested account balance, or $50,000. The interest rate on loans is the prime rate reported in The Wall Street Journal in effect on the last day of the month preceding the loan request. Loan repayments are normally made by payroll deductions, generally over a period not to exceed five years at the election of the participant, with the exception of principal residence loans, which may be extended over a longer period.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

     The accompanying financial statements are prepared on the accrual basis of accounting.

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires the Plan's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and changes therein, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

Benefit Payments

Benefits are recorded when paid.

3.INVESTMENTS
   The following presents investments that represent 5% or more of the Plan's net assets:

                                                             December 31
                                                        2000              1999
Fidelity Retirement Money Market Portfolio           $31,149,660     $28,568,565
Fidelity Blue Chip Growth Fund                        46,457,583      49,389,466
Fidelity Growth Company Fund                          91,343,933      88,764,629
Fidelity Intermediate Bond Fund                       16,492,443      15,450,700
Fidelity Magellan Fund                                57,651,110      63,299,359
                                                     ===========       =========

     During 2000 and 1999, the Plan's investments appreciated (depreciated) (including gains and losses on investments bought and sold, as well as held during the year) in value as follows:


                                                       2000               1999

Mutual funds                                        $(32,032,160)    $46,666,521
Common stock                                          (3,574,734)      3,839,247
                                                    -------------     ----------
Total                                               $(35,606,894)    $50,505,768
                                                    ============     ===========

     The Plan provides for investments in mutual funds, common stock that, in general, are exposed to various risks, such as interest rate, credit and overall market volatility risks. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the statements of net assets available for benefits.

4.TAX STATUS

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

5.PLAN TERMINATION

     Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA.

6.RECONCILIATION TO FORM 5500

     The following is a reconciliation of net assets available for benefits per the financial statements to the Form 5500:

                                                           December 31
                                                       2000           1999
Net assets available for benefits per the
financial statements                               $285,934,053   $287,978,165
Amounts allocated to withdrawing participants              -          (336,669)
                                                   ------------    ------------
Net assets available for benefits
per the Form 5500                                  $285,934,053    $287,641,496
                                                   ============    ============

     The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500:
                                                        Year Ended
                                                        Dec.31,2000

Benefits paid to participants per the
financial statements                                    $(16,679,028)

Add- Amounts allocated to withdrawing
participants at December 31, 2000                                -

Less- Amounts allocated to withdrawing
participants at December 31, 1999                           (336,669)
                                                         ------------
Benefits paid to participants per the Form 5500         $(16,342,359)
                                                         ===========

7.SUBSEQUENT EVENTS

     Effective January 1, 2001, employees will be eligible to participate in the Plan after completing 90 days of service from date of hire and having worked at least 250 hours within that period. Furthermore, the maximum employee contribution percentage is increased from 15% to 20%.
USF EMPLOYEES' 401K RETIREMENT PLAN

                     SCHEDULE OF ASSETS HELD FOR INVESTMENT
                            PURPOSES AT END OF YEAR
                            As of December 31, 2000
          (Employer Identification Number 36-3790696, Plan Number 002)


                                                                       Current
Identity of Issuer              Description of Investment               Value

*Fidelity Institutional
 Retirement Services      Fidelity Managed Income Portfolio       $  8,410,469

*Fidelity Institutional
Retirement Services      Fidelity Retirement Money Market Portfolio 31,149,660

*Fidelity Institutional
Retirement Services      Fidelity Blue Chip Fund                    46,457,583

*Fidelity Institutional
Retirement Services      Fidelity Growth Company Fund               91,343,933

*Fidelity Institutional
Retirement Services      Fidelity Intermediate Bond Fund            16,492,443

*USFreightways Corp.     USFreightways Corp. Common Stock            7,421,544

*Fidelity Institutional
Retirement Services      Fidelity Magellan Fund                     57,651,110

*Fidelity Institutional
Retirement Services      Aetna Real Estate Fund                        893,389

*Fidelity Institutional
Retirement Services      Fidelity Asset Manager                      5,052,862

*Fidelity Institutional
Retirement Services      Fidelity Equity Income Fund                 8,851,319

*Fidelity Institutional
Retirement Services     Participant loans (interest rate
                         varies between 6.00% and 10.50%)            9,383,792
                                                                   ------------
                                                                  $283,108,104
                                                                  ============
*Party in interest.
The accompanying notes are an integral part of this schedule.

                                   EXHIBIT 23
                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report dated June 22, 2001, included in this Form 11-K, into the USF Employees' 401K Retirement Plan's previously filed Registration Statement File No. 33-57634 dated January 28, 1993.



/s/ Arthur Andersen LLP
Arthur Andersen LLP
Chicago, Illinois
June 22, 2001