Form 10-Q
period 2001-06-30
USFREIGHTWAYS CORP
filed 2001-08-14
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001, OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
         ____________

                         Commission File Number 0-19791

                          USFREIGHTWAYS CORPORATION
             (Exact name of registrant as specified in its charter)


      Delaware                               36-3790696
    (State of Incorporation)       (IRS Employer Identification No.)

       8550 W. Bryn Mawr Ave.,Suite 700                60631
             Chicago, Illinois
     (Address of principal executive offices)       (Zip Code)

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

As of August 7, 2001, 26,293,230 shares of common stock were outstanding.

                             PART I: FINANCIAL INFORMATION



Item 1.                           Financial Statements.

                                USFreightways Corporation
                             Condensed Consolidated Balance Sheets
                                Unaudited (Dollars in thousands)

                                                             June 30,          December 31,
                                                                 2001                  2000
-----------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash                                               $       26,181        $          5,248
     Accounts receivable, net                                  322,333                 323,517
     Other                                                      70,576                  67,596
                                                     -----------------     -------------------
          Total current assets                                 419,090                 396,361
                                                     -----------------     -------------------

Net property and equipment                                     727,201                 750,485
Net intangible assets                                          178,444                 181,978
Other assets                                                    26,029                  22,250
                                                     -----------------     -------------------
Total assets                                            $    1,350,764        $      1,351,074
                                                     -----------------     -------------------

Liabilities and Stockholders' Equity
Current liabilities:
     Current bank debt                                  $        1,039        $         28,991
     Accounts payable                                           78,279                  90,741
     Other current liabilities                                 189,081                 172,443
                                                     -----------------      ------------------
     Total current liabilities                                 268,399                 292,175
                                                     -----------------      ------------------
Long-term liabilities:
     Long-term bank debt                                         3,063                  10,137
     Notes payable                                             250,000                 250,000
     Other long-term liabilities                               168,025                 163,047
                                                      -----------------     ------------------
            Total long-term liabilities                        421,088                 423,184
                                                      -----------------     ------------------
Minority interest                                                1,271                     539

Common stockholders' equity                                    660,006                 635,176
                                                      -----------------     ------------------
Total liabilities and stockholders' equity              $    1,350,764        $      1,351,074
                                                      -----------------     ------------------



                            USFreightways Corporation
                         Consolidated Statements of Income
             Unaudited (Dollars in thousands, except per-share amounts)

                                                  Three months ended                    Six months ended
                                        -------------------------------------    ------------------------------
                                            June 30,                 July 1,        June 30,          July 1,
                                               2001                   2000              2001            2000
-----------------------------------------------------------------------------   -----------------------------
Operating revenue
     LTL Trucking                         $  465,309            $    484,974      $  924,328           $  955,838
     TL Trucking                              25,592                  20,694          50,260               40,591
     Logistics                                66,915                  65,190         138,074              132,315
     Freight Forwarding                       66,056                  63,176         132,603              123,980
                                     -----------------      ----------------      ----------           ----------
Total operating revenue                   $  623,872            $    634,034      $1,245,265           $1,252,724

Operating expenses:
     LTL Trucking                            436,565                 437,600         871,486              869,227
     TL Trucking                              24,708                  19,099          48,540               38,051
     Logistics                                64,681                  61,135         133,059              124,018
     Freight Forwarding                       68,948                  62,987         138,789              123,075
     Corporate and other                       4,686                   2,620           9,296                5,947
                                     -----------------       ----------------     ----------           ----------
Total operating expenses                     599,588                 583,441       1,201,170            1,160,318
                                     -----------------       ----------------     ----------           ----------
Income from operations                        24,284                  50,593          44,095               92,406
                                     -----------------       ----------------     ----------           ----------
Non-operating income (expense):
     Interest expense                         (5,402)                 (5,342)        (10,982)              (9,913)
     Interest income                             254                     316             388                  508
     Other, net                                  181                       9             217                 (552)
                                       ----------------        ---------------    ----------           ----------
Total non-operating expense                   (4,967)                 (5,017)        (10,377)              (9,957)
                                      ----------------        ---------------     ----------           ----------
Net income before income taxes                19,317                  45,576          33,718               82,449
Income tax expense                            (7,647)                (18,523)        (13,327)             (33,346)
Minority interest                               (247)                    445            (517)                 711
                                      -----------------       ---------------     ----------            ---------
Net income                               $    11,423             $    27,498       $  19,874            $  49,814
                                      -----------------       ---------------     ----------            ---------

Average shares outstanding - basic        26,270,599              26,590,173      26,233,016           26,549,585
Average shares outstanding - diluted      26,652,395              27,297,662      26,700,307           27,372,280
Basic earnings per common share:         $      0.43             $      1.03      $     0.76           $     1.88
Diluted earnings per common share:       $      0.43             $      1.01      $     0.74           $     1.82
                                      -----------------     ------------------    ----------           ----------


                                 USFreightways Corporation
                         Condensed Consolidated Statements of Cash Flows
                                Unaudited (Dollars in thousands)

                                                                Six months ended
                                                          ----------------------------
                                                       June 30,              July 1,
                                                          2001                 2000
--------------------------------------------------------------------------------------
Cash flows from operating activities:

Net Income                                      $      19,874           $      49,814
Adjustments to net income:
    Depreciation and amortization                      57,053                  54,279
    Other items affecting cash                          2,053                   2,656
      from operating activities
                                                  --------------        -------------
Net cash provided by operating activities              78,980                 106,749
                                                  --------------        -------------
Cash flows from investing activities:
  Capital expenditures                                (34,608)               (107,460)
  Proceeds on sales                                     6,142                   5,810
  Acquisitions                                               -                 (7,300)
                                                  --------------        -------------
Net cash used in investing activities                 (28,466)               (108,950)
                                                  --------------        -------------
Cash flows from financing activities:
  Dividends paid                                       (4,865)                 (4,948)
  Proceeds from sale of notes                             -                   149,025
  Payments on notes                                       -                  (100,000)
  Proceeds from sale/(repurchase) of treasury stock    10,310                  (8,662)
  Proceeds from long-term debt                         10,000                  60,000
  Payments on long-term debt                          (17,074)                (86,857)
  Net change in short-term debt                       (27,952)                 (6,207)
                                                  --------------         -------------
Net cash provided by (used in) financing activities   (29,581)                  2,351
                                                  --------------        -------------
Net increase/(decrease) in cash                        20,933                     150
                                                  --------------        -------------
Cash at beginning of period                             5,248                   6,862
                                                  --------------        -------------
Cash at end of period                            $     26,181          $        7,012
                                                  --------------        -------------



                           USFreightways Corporation
     Condensed Consolidated Statements of Changes in Common Stockholders' Equity
                        Unaudited (Dollars in thousands)

                                                                 Six Months Ended
                                                                 -----------------
                                                         June 30,                 July 1,
                                                           2001                     2000
Balance as of December 31 2000 and 1999 respectively    $  635,176              $  558,859

Net income                                                  19,874                  49,814
Foreign currency translation adjustments                      (451)                     -
                                                          --------                 -------
   Comprehensive income                                 $   19,423              $   49,814

Proceeds from sale/ (repurchase) of treasury stock          10,310                  (8,662)
Dividends declared                                          (4,903)                 (4,920)

                                                        ----------              ----------
Balance as of June 30, 2001 and July 1, 2000            $  660,006              $  595,091
   respectively                                         ==========              ==========

              Notes to Condensed Consolidated Financial Statements
                  (Dollars in thousands, except per share amounts)
                                   (Unaudited)

1. Summary of significant accounting policies

     General -
     The consolidated financial statements include the accounts of USFreightways and its wholly owned subsidiaries (the Company). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's consolidated statements of operations for prior periods have been reclassified to conform with the current presentation. The Company's results of operations are affected by the seasonal aspects of the trucking and air freight industries. Therefore, operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2. Earnings per share

     Basic earnings per share are calculated on net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by this weighted-average number of common shares outstanding plus the shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares. Unexercised stock options, calculated under the treasury stock method, is the only reconciling item between the Company's basic and diluted earnings per share. The number of options included in the denominator, used to calculate diluted earnings per share, are 381,796 and 707,489 for the second quarters of 2001 and 2000 respectively and 467,291 and 822,695 for years to date 2001 and 2000 respectively.

3. Debt

     The Company's debt includes $100 million of unsecured guaranteed notes due May 1, 2009 and $150 million of unsecured guaranteed notes due April 15, 2010.

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

4. Stock repurchases

     On July 24, 2000, the Company announced the authorized buyback of up to 1 million additional shares of its common stock in either public market or private transactions. This repurchase program is not yet completed. There have been no shares repurchased in the first or second quarters of 2001. As of June 30, 2001, the Company had repurchased 454,200 shares.

5. Recent Accounting Pronouncemnts

     Financial   Accounting   Standards  Board  issued  Statement  of  Financial
Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" in July 2001. Among other provisions in these two statements, all future business combinations will be accounted for using the purchase method of accounting and use of the pooling-of-interest method is prohibited. For acquisitions completed after July 1, 2001, goodwill will not be amortized. In addition, effective January 1, 2002, previously recorded goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to impairment tests annually. Intangible assets with finite lives are required to be amortized over their estimated useful lives. For the three and six month periods ended June 30, 2001, the Company recorded amortization of $2.0 million and $3.7 million. Management is currently reviewing the final release of these statements to evaluate the impact on the results of operations and financial statements.







5.  Segment Reporting                                   Three Months Ended         Six Months Ended
      Unaudited (dollars in thousands)              June 30,          July 1,   June 30,        July 1,
                                                       2001             2000       2001           2000
------------------------------------------------------------------------------- ----------------------
Revenue
   LTL Group:
      USF Holland                             $    241,060       $   254,148    $   480,380     $   505,893
      USF Reddaway                                  67,851            70,624        132,960         134,212
      USF Red Star                                  65,516            69,925        129,921         136,755
      USF Dugan                                     51,816            51,435        103,107         103,237
      USF Bestway                                   39,066            38,842         77,960          75,741
------------------------------------------------------------------------------- ---------------------------
         Sub total LTL Group                       465,309           484,974        924,328         955,838
   Truckload - Glen Moore                           25,592            20,694         50,260          40,591
   Logistics subsidiaries                           66,915            65,190        138,074         132,315
   Freight forwarding                               66,056            63,176        132,603         123,980
   Corporate and other                                 -                 -              -               -
------------------------------------------------------------------------------- ---------------------------
Total Revenue                                  $   623,872        $  634,034    $ 1,245,265     $ 1,252,724

Income From Operations
   LTL Group:
      USF Holland                              $    20,012        $   27,530         36,762          54,385
      USF Reddaway                                   6,869             9,226         10,708          13,876
      USF Red Star                                  (1,206)            2,658         (1,790)          4,013
      USF Dugan                                      1,659             3,553          3,383           6,265
      USF Bestway                                    1,410             4,407          3,779           8,072
------------------------------------------------------------------------------- ---------------------------
         Sub total LTL Group                        28,744            47,374         52,842          86,611
   Truckload - Glen Moore                              884             1,595          1,720           2,540
   Logistics subsidiaries                            2,234             4,055          5,015           8,297
   Freight forwarding                               (2,892)              189         (6,186)            905
   Corporate and other                              (2,686)             (938)        (5,559)         (2,596)
   Amortization of intangibles                      (2,000)           (1,682)        (3,737)         (3,351)
------------------------------------------------------------------------------- ---------------------------
Total Income from Operations                    $   24,284        $   50,593    $    44,095     $    92,406
------------------------------------------------------------------------------  ---------------------------

Item 2. Management's Discussion and Analysis of Financial Conditions and
                  Results of Operations.

                          Results of Operations

     USFreightways Corporation ("the Company") reported net income for the quarter ended June 30, 2001 of $11.4 million, a 58% decrease compared to $27.5 million that was reported for the quarter that ended July 1, 2000. There were 63 working days in the current quarter and last year's second quarter.

     Net income per share for the current year's quarter was equivalent to 43 cents diluted earnings per share. Net income per share for the 2000 quarter amounted to $1.01 diluted earnings per share. Net income for the current year's quarter, as in the 2001 first quarter, was negatively impacted by the continued slowing of the economy, that affected results in all the Company's lines of businesses, and continued losses at USF Worldwide, the Company's domestic and international freight forwarding business.

     Revenue for the 2001 quarter decreased by 1.6% to $623.9 million from $634.0 million for the second quarter of 2000. Revenue increases in the logistics business, distribution service centers, the UK freight forwarder, USF Asia and truckload revenue were offset by decreases in the regional trucking subsidiaries group, the return logistics business and USF Worldwide.

     Less-than-truckload (LTL) revenue for the current quarter at the regional trucking subsidiaries decreased 2.9%, including the fuel surcharges , compared to the 2000 first quarter; LTL shipments decreased 2.5% and LTL tonnage decreased 4.9%. LTL revenue per shipment decreased from $114.03 to $113.57 and the weight per shipment decreased 2.5% from 1,145 pounds to 1,117 pounds. While all of the LTL trucking companies were affected by the slowdown in the economy, USF Holland had the greatest impact on the quarter's results with decreases in revenue and tonnage of 5.1% and 7.7% respectively compared to last year's quarter due to a continuing significant slowdown in the automotive industry and other heavy manufacturing industries based in the central United States.

     In the last week of the current quarter, the regional trucking subsidiaries increased rates to their non-contractual customers by an average 5.9% which amounted to approximately $0.7 million in additional revenue in the final week of the quarter. The non- contractual customer base is approximately one half of the total customers.

     Operating earnings for the regional trucking subsidiaries, in the current year's quarter, decreased 39.3% to $28.7 million compared to $47.4 million for the same period of 2000. The consolidated operating ratio for the LTL group increased to 93.8 (one point less than the 94.8 operating ratio recorded in the 2001 first quarter) from 90.2 in the second quarter of 2000. Due to current economic conditions, the regional trucking subsidiaries continue to monitor and maintain a reduced work force. When compared to November of 2000 which is normally one of the strongest parts of the year, the work force is approximately 4.5% lower (amounting to 800 workers). Despite the work force reductions, labor and fringe related benefits increased due to annual contractual increases at the Company's unionized carriers (USF Holland and USF Red Star). Additionally, the regional trucking subsidiaries continue to experience increases in group health costs ranging from 12% to 30%. The combined effect from increases in labor and fringes expenses resulted in an increase in the operating ratio of approximately two points. Claims and other operating expenses also increased as a percentage of revenue compared to last year's quarter especially at USF Bestway, whose operating ratio increased from 88.6 to 96.4. Fuel expense as a percentage of revenue improved slightly in the current year's quarter. Additionally, USF Holland realized gains on sale of two terminals which benefited its operating ratio by approximately three tenths of a point.

     USF Glen Moore, the Company's truckload (TL) carrier reported operating earnings of $0.9 million at an operating ratio of 96.5 compared to $1.6 million and an operating ratio of 92.3 in the 2000 quarter as labor and depreciation expenses increased.

     Revenue in the Logistics group increased by 2.6% to $66.9 million in the current quarter from $65.2 million in the prior year. USF Processors contributed lower revenue in the 2001 quarter amounting to approximately $13.8 million compared to approximately $17.0 million in last year's quarter as volumes from a major customer were significantly reduced. USF Distribution Services increased revenue by approximately $2.7 million of which expansion into its new centers in Baltimore and San Francisco (that were not open in the second quarter of 2000) amounted to $0.7 million, while growth in existing centers in Kansas City, Chicago, Irwindale, Fontana and Jersey City contributed approximately $1.8 million. USF Logistics increased revenue by $2.3 million mainly in its Food, Retail and International business sectors offset by reductions in its Health and Technology sectors.

     Earnings in the Logistics group decreased by 44.9% compared to the prior year's quarter to $2.2 million from $4.0 million as USF Processors reported a slight loss as a result of lower revenue (see paragraph above), USF Distribution incurred startup costs at its Baltimore and San Francisco centers that were not opened in last year's second quarter and USF Logistics reported lower profits due to a less profitable mix of business in its Metals, Food and Consumer sectors.

     Revenue in the Freight Forwarding group increased 4.5% to $66.1 million from $63.2 million in the prior year's quarter. The group reported an operating loss of $2.9 million (compared to a $3.3 million loss in the 2001 first quarter) in 2001 compared to an operating profit of $0.2 million in the 2000 quarter. Results in the Freight Forwarding group include USF Worldwide, USF Asia, the
Company's  joint  venture  operation   and  USF  Worldwide   Logistics  Limited
("Limited"), a UK freight forwarder. USF Asia continued to grow its operations and recorded second quarter revenue of approximately $5.8 million and an operating loss of $0.5 million compared to revenue of $1.9 million and an operating loss of $0.9 million last year. Limited, which was acquired in August 2000, recorded revenue of approximately $8.3 million and an operating profit of $0.3 million. USF Worldwide reported an operating loss of $2.7 million in the 2001 second quarter compared to a profit of $1.1 million in the 2000 second quarter as revenue declined by $9.3 million and gross margins deteriorated. Nevertheless, the second quarter 2001 loss was slightly less than the 2001 first quarter loss as gross margins improved slightly. Other improvements in labor were offset by increases in fringe expenses.

     Corporate and other expenses increased by $2.1 million compared to the 2000 second quarter. Intangible amortization increased by $0.3 million while the majority of the remaining balance was due to continued efforts to enhance the Company's information technology.

               Liquidity and Capital Resources

     Cash flows from operating activities contributed $79.0 million during the first six months compared to $106.7 million during the same period last year.

     Net capital expenditures for the 2001 first half amounted to approximately $28.5 million including additions of $7.0 million for revenue equipment, $8.9 million for terminal facilities, $13.1 million for information technology and for other capital items. Last year for the same period, net capital expenditures amounted to approximately $108.9 million, including additions of $80.8 million for revenue equipment, $14.8 million for terminal facilities, and for other capital items and the acquisition of Tri-Star Transportation.

     Cash flows provided by financing activities included $10.3 million of proceeds from the sale of treasury stock that resulted primarily from the exercise of stock options occurring mainly in the first quarter.

     Total borrowings decreased by $35.0 million during the first half of 2001 and the Company's net debt to capital ratio improved to 26.1% compared to 31.3% at December 31, 2000.

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

     On July 24, 2000, the Company announced the authorized buyback of up to 1 million additional shares of its common stock. This repurchase program is not yet completed. There have been no shares repurchased in the first or second quarters of 2001. As of June 30, 2001, the Company had repurchased 454,200 shares.

     A dividend of 9 1/3 cents per share equivalent to $2.5 million was paid on July 6, 2001 to shareholders of record on June 22, 2001.

                                   Market Risk

     The Company is exposed to the impact of interest rate changes. The Company's exposure to changes in interest rates is limited to borrowings under a line of credit agreement which has variable interest rates tied to the LIBOR rate. The average annual interest rates on borrowings under this credit agreement were approximately 6.2% in the first quarter of 2001.The Company had no borrowings under this credit agreement in the second quarter of 2001. In addition, the Company has $100 million of unsecured guaranteed notes with a 6 1/2% fixed annual interest rate and $150 million of unsecured guaranteed notes with an 8 1/2% interest rate at June 30, 2001. The Company estimates that the carrying value of the notes approximated their market value at June 30, 2001. The Company has no hedging instruments outstanding. From time to time, the Company invests excess cash in overnight money market accounts. At the end of the second quarter, the Company had approximately $20 million invested in overnight money market accounts that yielded approximately 4.1%.

                            Recent Accounting Pronouncements


     In the 2000 fourth quarter, the Company reclassified fuel surcharges invoiced to customers as revenue according to guidelines established under the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". Prior to the 2000 fourth quarter, the fuel surcharges were presented as a reduction of fuel costs. The Company, therefore, has restated the fourth quarter 1999 and the first three quarters of 2000 revenue and expenses in accordance with SAB No. 101. The implementation of SAB No. 101 had no effect on income from operations or net income.

     Financial   Accounting   Standards  Board  issued  Statement  of  Financial
Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" in July 2001. Among other provisions in these two statements, all future business combinations will be accounted for using the purchase method of accounting and use of the pooling-of-interest method is prohibited. For acquisitions completed after July 1, 2001, goodwill will not be amortized. In addition, effective January 1, 2002, previously recorded goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to impairment tests annually. Intangible assets with finite lives are required to be amortized over their estimated useful lives. For the three and six month periods ended June 30, 2001, the Company recorded amortization of $2.0 million and $3.7 million. Management is currently reviewing the final release of these statements to evaluate the impact on the results of operations and financial statements.

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

Item 4. Submission of Matters to a Vote of Security Holders.


        (a) On May 3, 2001, the annual meeting of stockholders of USFreightways Corporation was held pursuant to notice.

        (b) Neil A. Springer and William N. Weaver, Jr. were elected directors at the meeting. The following directors' term of office continued after the meeting:

           Robert V. Delaney                    John W. Puth
           Morley Koffman                       Samuel K. Skinner
           Anthony J. Paoni

        (c)(1) Election of Directors

               Neil A. Springer        FOR: 24,258,606
                                       WITHHOLD: 371,182
                                       ABSTENTIONS: 0
                                       BROKER NON VOTES: 0

                William N. Weaver, Jr. FOR: 23,548,445
                                       WITHHOLD: 1,081,343
                                       ABSTENTIONS: 0
                                       BROKER NON VOTES: 0

        (c)(2) Amendment to the Stock Option Plan for Non-Employee Directors

                                       FOR: 21,026,620
                                       AGAINST: 3,551,322
                                       ABSTENTIONS: 51,846

        (c)(3) Amendment to the USFreightways Corporation Long-Term Incentive
               Plan

                                       FOR: 20,591,204
                                       AGAINST: 3,991,299
                                       ABSTENTIONS: 47,285

        (d) N/A

Item 6.           Exhibits and Reports on Form 8-K.

     (a)      Exhibits

                1. Exhibit 10.-1 USFreightways Corporation Stock Option Plan for Non-Employee Directors, as restated and amended March 8, 2001.

     (b)      Current Reports on Form 8-K were filed:


                1. A Current Report on Form 8-K was filed on May 17, 2001 announcing that its Quarterly Report on Form 10-Q for first quarter, 2001, which was filed on May 15, 2001 contained erroneous information due to an error in transmission. A revised Quarterly Report on Form 10-Q was filed on May 16, 2001.

                2. A Current Report on Form 8-K was filed on June 8, 2001 containing questions and answers regarding the Company's mid-quarter conference call.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated the 13th day of August, 2001.



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