Form 10-Q
period 2001-09-29
USFREIGHTWAYS CORP
filed 2001-11-05
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPT. 29, 2001, OR

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

As of November 2, 2001, 26,393,967 shares of common stock were outstanding.

                             PART I: FINANCIAL INFORMATION



Item 1.                           Financial Statements.

                                USFreightways Corporation
                             Condensed Consolidated Balance Sheets
                                Unaudited (Dollars in thousands)

                                                             Sept. 29,          December 31,
                                                                 2001                  2000
-----------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash                                               $       70,594        $          5,248
     Accounts receivable, net                                  323,434                 323,517
     Other                                                      71,512                  67,596
                                                     -----------------     -------------------
          Total current assets                                 465,540                 396,361
                                                     -----------------     -------------------

Net property and equipment                                     725,572                 750,485
Net intangible assets                                          176,809                 181,978
Other assets                                                    24,724                  22,250
                                                     -----------------     -------------------
Total assets                                            $    1,392,645        $      1,351,074
                                                     -----------------     -------------------

Liabilities and Stockholders' Equity
Current liabilities:
     Current bank debt                                  $        1,122        $         28,991
     Accounts payable                                           88,606                  90,741
     Other current liabilities                                 206,790                 172,443
                                                     -----------------      ------------------
     Total current liabilities                                 296,518                 292,175
                                                     -----------------      ------------------
Long-term liabilities:
     Long-term bank debt                                         2,734                  10,137
     Notes payable                                             250,000                 250,000
     Other long-term liabilities                               171,831                 163,047
                                                      -----------------     ------------------
            Total long-term liabilities                        424,565                 423,184
                                                      -----------------     ------------------
Minority interest                                                1,592                     539

Common stockholders' equity                                    669,970                 635,176
                                                      -----------------     ------------------
Total liabilities and stockholders' equity              $    1,392,645        $      1,351,074
                                                      -----------------     ------------------



                            USFreightways Corporation
                         Consolidated Statements of Income
             Unaudited (Dollars in thousands, except per-share amounts)

                                                  Three months ended                   Nine months ended
                                        -------------------------------------    ------------------------------
                                            Sept. 29,               Sept. 30,       Sept. 29,       Sept. 30,
                                               2001                   2000              2001            2000
-----------------------------------------------------------------------------   -----------------------------
Operating revenue
     LTL Trucking                         $  461,391            $    484,192      $1,385,719           $1,440,030
     TL Trucking                              24,534                  21,808          74,794               62,399
     Logistics                                67,663                  69,802         205,737              202,117
     Freight Forwarding                       64,992                  66,428         197,595              190,408
                                     -----------------      ----------------      ----------           ----------
Total operating revenue                   $  618,580            $    642,230      $1,863,845           $1,894,954

Operating expenses:
     LTL Trucking                            430,692                 438,950       1,302,178            1,308,177
     TL Trucking                              24,169                  20,694          72,709               58,745
     Logistics                                63,223                  65,647         196,282              189,665
     Freight Forwarding                       73,840                  68,113         212,629              191,188
     Corporate and other                       4,728                   3,138          14,024                9,085
                                     -----------------       ----------------     ----------           ----------
Total operating expenses                     596,652                 596,542       1,797,822            1,756,860
                                     -----------------       ----------------     ----------           ----------
Income from operations                        21,928                  45,688          66,023              138,094
                                     -----------------       ----------------     ----------           ----------
Non-operating income (expense):
     Interest expense                         (5,236)                 (5,632)        (16,218)             (15,545)
     Interest income                             322                     203             710                  711
     Other, net                                 (199)                     (4)             18                 (556)
                                       ----------------        ---------------    ----------           ----------
Total non-operating expense                   (5,113)                 (5,433)        (15,490)             (15,390)
                                      ----------------        ---------------     ----------           ----------
Net income before income taxes                16,815                  40,255          50,533              122,704
Income tax expense                            (6,763)                (16,410)        (20,090)             (49,756)
Minority interest                               (321)                    502            (838)               1,213
                                      -----------------       ---------------     ----------            ---------
Net income                               $     9,731             $    24,347       $  29,605            $  74,161
                                      -----------------       ---------------     ----------            ---------

Average shares outstanding - basic        26,335,517              26,286,058      26,267,763           26,462,064
Average shares outstanding - diluted      26,912,541              26,520,231      26,765,551           27,086,804
Basic earnings per common share:         $      0.37             $      0.93      $     1.13           $     2.80
Diluted earnings per common share:       $      0.36             $      0.92      $     1.11           $     2.74
                                      -----------------     ------------------    ----------           ----------


                                 USFreightways Corporation
                         Condensed Consolidated Statements of Cash Flows
                                Unaudited (Dollars in thousands)

                                                               Nine months ended
                                                          ----------------------------
                                                      Sept. 29,            Sept. 30,
                                                          2001                 2000
--------------------------------------------------------------------------------------
Cash flows from operating activities:

Net Income                                      $      29,605           $      74,161
Adjustments to net income:
    Depreciation and amortization                      83,552                  82,313
    Other items affecting cash                         33,292                 (12,332)
      from operating activities
                                                  --------------        -------------
Net cash provided by operating activities             146,449                144,142
                                                  --------------        -------------
Cash flows from investing activities:
  Capital expenditures                                (58,802)               (151,869)
  Proceeds on sales                                     7,677                   9,198
  Acquisitions                                             -                  (16,419)
                                                  --------------        -------------
Net cash used in investing activities                 (51,125)               (159,090)
                                                  --------------        -------------
Cash flows from financing activities:
  Dividends paid                                       (7,318)                 (7,393)
  Proceeds from sale of notes                             -                   149,025
  Payments on notes                                       -                  (100,000)
  Proceeds from sale/(repurchase) of treasury stock    12,612                  (8,778)
  Proceeds from long-term debt                         10,000                  70,000
  Payments on long-term debt                          (17,403)                (92,409)
  Net change in short-term debt                       (27,869)                  2,463
                                                  --------------         -------------
Net cash provided by (used in) financing activities   (29,978)                 12,908
                                                  --------------        -------------
Net increase/(decrease) in cash                        65,346                  (2,040)
                                                  --------------        -------------
Cash at beginning of period                             5,248                   6,862
                                                  --------------        -------------
Cash at end of period                            $     70,594          $        4,822
                                                  --------------        -------------



                           USFreightways Corporation
     Condensed Consolidated Statements of Changes in Common Stockholders' Equity
                        Unaudited (Dollars in thousands)

                                                                 Nine Months Ended
                                                                 -----------------
                                                        Sept. 29,                Sept. 30,
                                                           2001                     2000
Balance as of December 31 2000 and 1999 respectively    $  635,176              $  558,859

Net income                                                  29,605                  74,161
Foreign currency translation adjustments                       (57)                     -
                                                          --------                 -------
   Comprehensive income                                 $   29,548              $   74,161

Proceeds from sale/ (repurchase) of treasury stock          12,612                   5,740
Dividends declared                                          (7,366)                 (7,374)
Common shares repurchased                                                          (14,520)
                                                        ----------              ----------
Balance as of Sept. 29, 2001 and Sept. 30, 2000         $  669,970              $  616,866
   respectively                                         ==========              ==========

              Notes to Condensed Consolidated Financial Statements
                  (Dollars in thousands, except per share amounts)
                                   (Unaudited)

1. Summary of significant accounting policies

     General -
     The consolidated financial statements include the accounts of USFreightways and its wholly owned subsidiaries (the Company). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company's consolidated statements of operations for prior periods have been reclassified to conform with the current presentation. The Company's results of operations are affected by the seasonal aspects of the trucking and air freight industries. Therefore, operating results for the three and nine months ended Sept. 29, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2. Earnings per share

     Basic earnings per share are calculated on net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by this weighted-average number of common shares outstanding plus the shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares. Unexercised stock options, calculated under the treasury stock method, is the only reconciling item between the Company's basic and diluted earnings per share. The number of options included in the denominator, used to calculate diluted earnings per share, are 577,024 and 234,173 for the third quarters of 2001 and 2000 respectively and 497,788 and 624,740 for years to date 2001 and 2000 respectively.

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

4. Stock repurchases

     On July 24, 2000, the Company announced the authorized buyback of up to 1 million additional shares of its common stock in either public market or private transactions. This repurchase program is not yet completed. There have been no shares repurchased in the first nine months of 2001. As of Sept. 29, 2001, the Company had repurchased 454,200 shares.

5. USF Worldwide

     In the 2001 third quarter USF Worldwide, the Company's domestic and international air frieght forwarder, reported a charge amounting to $5.9 million relating to severance and other expenses as USF Worldwide downsizes its operations due to decreased revenue, brought on by the current business environment, and expenses associated with the implementation of a new freight management system in the fourth quarter.


6. Recent Accounting Pronouncemnts

     Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" in July 2001. Among other provisions in these two statements, all future business combinations will be accounted for using the purchase method of accounting and use of the pooling-of-interest method is prohibited. For acquisitions completed after July 1, 2001, goodwill will not be amortized. In addition, effective January 1, 2002, previously recorded goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to impairment tests annually. Intangible assets with finite lives are required to be amortized over their estimated useful lives. For the three and nine month periods ended Sept. 29, 2001, the Company recorded amortization of $2.0 million and $5.7 million, respectively. Management is currently reviewing the final release of these statements to evaluate the impact on the results of operations and financial statements.

    In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The standard is effective for 2003. The Company is currently reviewing the requirements of this new standard and has not yet determined its impact,if any, on the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for 2002 and generally is to be applied prospectively. The Company is currently reviewing the requirements of this new standard and has not yet determined its impact,if any, on the Company's financial position or results of operations.







7.  Segment Reporting                                   Three Months Ended        Nine Months Ended
      Unaudited (dollars in thousands)             Sept. 29,        Sept. 30,      Sept. 29,      Sept. 30,
                                                       2001             2000           2001           2000
------------------------------------------------------------------------------- ----------------------
Revenue
   LTL Group:
      USF Holland                             $    237,030       $   250,891    $   717,410     $   756,784
      USF Reddaway                                  68,872            72,502        201,832         206,714
      USF Red Star                                  64,488            69,685        194,409         206,440
      USF Dugan                                     53,384            51,143        156,491         154,380
      USF Bestway                                   37,617            39,971        115,577         115,712
------------------------------------------------------------------------------- ---------------------------
         Sub total LTL Group                       461,391           484,192      1,385,719       1,440,030
   Truckload - Glen Moore                           24,534            21,808         74,794          62,399
   Logistics subsidiaries                           67,663            69,802        205,737         202,117
   Freight forwarding                               64,992            66,428        197,595         190,408
   Corporate and other                                 -                 -              -               -
------------------------------------------------------------------------------- ---------------------------
Total Revenue                                  $   618,580        $  642,230    $ 1,863,845     $ 1,894,954

Income (Loss) From Operations
   LTL Group:
      USF Holland                              $    20,064        $   27,437         56,826          81,822
      USF Reddaway                                   7,768             9,399         18,476          23,275
      USF Red Star                                    (599)            2,661         (2,389)          6,674
      USF Dugan                                      1,219             2,504          4,602           8,769
      USF Bestway                                    2,247             3,241          6,026          11,313
------------------------------------------------------------------------------- ---------------------------
         Sub total LTL Group                        30,699            45,242         83,541         131,853
   Truckload - Glen Moore                              365             1,114          2,085           3,654
   Logistics subsidiaries                            4,440             4,155          9,455          12,452
   Freight forwarding                               (8,848)           (1,685)       (15,034)           (780)
   Corporate and other                              (2,753)           (1,391)        (8,312)         (3,987)
   Amortization of intangibles                      (1,975)           (1,747)        (5,712)         (5,098)
------------------------------------------------------------------------------- ---------------------------
Total Income from Operations                    $   21,928        $   45,688    $    66,023     $   138,094
------------------------------------------------------------------------------  ---------------------------

Item 2. Management's Discussion and Analysis of Financial Conditions and
                  Results of Operations.

                          Results of Operations

     USFreightways Corporation ("the Company") reported net income for the quarter ended September 29, 2001 of $9.7 million, a 60% decrease compared to $24.4 million that was reported for the quarter that ended September 30, 2000. Included in the current quarter's net income is a $5.9 million pre-tax charge at USF Worldwide. There were 63 working days in the current quarter and last year's third quarter.

     Net income per share for the current year's quarter was equivalent to 36 cents diluted earnings per share (49 cents diluted earnings per share before the USF Worldwide charge mentioned above). Net income per share for the 2000 quarter amounted to 92 cents diluted earnings per share. Net income for the current year's quarter, as in the 2001 second quarter, was negatively impacted by the continuing economic slowdown and the terrorist attacks of September 11th that affected results in all the Company's lines of businesses, and continued losses at USF Worldwide, the Company's domestic and international freight forwarding business.

     Revenue for the 2001 quarter decreased by 3.7% to $618.6 million from $642.2 million for the third quarter of 2000. Revenue increases in the distribution service centers, the UK freight forwarder, USF Asia and truckload revenue were offset by decreases in the regional trucking subsidiaries group, the return logistics business and USF Worldwide.

     Less-than-truckload (LTL) revenue for the current quarter at the regional trucking subsidiaries decreased 3.9%, including the fuel surcharges , compared to the 2000 third quarter; LTL shipments decreased 4.1% and LTL tonnage decreased 6.1%. LTL revenue per shipment increased from $115.78 to $115.93 and the weight per shipment decreased 2.1% from 1,137 pounds to 1,113 pounds. While all of the LTL trucking companies were affected by the slowdown in the economy, USF Holland, the Company's largest regional trucking subsidiary, had decreases in revenue and tonnage of 5.5% and 8.2% respectively compared to last year's quarter due to a continuing significant slowdown in the automotive industry and other heavy manufacturing industries based in the central United States. USF Red Star, the Company's Northeastern regional trucking subsidiary, was more directly impacted by the terrorits attacks on September 11th and incurred decreases in revenue and tonnage amounting to 7.5% and 10.6%, respectively.

     In the last week of the second quarter, the regional trucking subsidiaries increased rates to their non-contractual customers by an average 5.9%. As a result, revenue per hundredweight increased by 2.3% compared to the 2000 third quarter. A similar rate increase was taken on August 28, 2000. The non-contractual customer base is approximately one half of the total customers.

     Operating earnings for the regional trucking subsidiaries, in the current year's quarter, decreased 32.1% to $30.7 million compared to $45.2 million for the same period of 2000. The consolidated operating ratio for the LTL group increased to 93.3 (one half point less than the 93.8 operating ratio recorded in the 2001 second quarter) from 90.7 in the third quarter of 2000. Due to current economic conditions, the regional trucking subsidiaries continue to monitor and maintain a reduced work force. When compared to November of 2000 which is normally one of the strongest parts of the year, the work force is approximately 3.8% lower (amounting to 700 workers). Since the end of the third quarter, the work force has been further reduced bringing total reductions, compared to September 2000, to approximately 1,000. Despite the work force reductions, labor and fringe related benefits increased due to annual contractual increases at the Company's unionized carriers (USF Holland and USF Red Star). Additionally, the regional trucking subsidiaries continue to experience increases in group health costs ranging from 12% to 30%. The combined effect from increases in labor and fringes expenses resulted in an increase in the operating ratio of approximately
2.7 points. Workers' compensation expenses increased as a percentage of revenue compared to last year's quarter especially at USF Bestway, USF Holland and USF Dugan. Whereas fuel expense improved in the current year's quarter compared to last year.

     USF Glen Moore, the Company's truckload (TL) carrier reported operating earnings of $0.4 million at an operating ratio of 98.5 compared to $1.1 million and an operating ratio of 94.9 in the 2000 quarter as increases in labor, depreciation and claims expenses were only partially offset by decreases in fuel costs.

     Revenue in the Logistics group decreased by 3.1% to $67.7 million in the current quarter from $69.8 million in the prior year. USF Processors contributed lower revenue in the 2001 quarter amounting to approximately $13.4 million compared to approximately $17.4 million in last year's quarter as volumes from a major customer were significantly reduced. USF Distribution Services increased revenue by approximately $1.9 million of which expansion into its new centers in San Francisco, Orlando and Houston (that were not open in the third quarter of 2000) amounted to $0.9 million, while growth in existing centers in Baltimore, Irwindale, Fontana and Jersey City contributed approximately $1.0 million. USF Logistics revenue remained constant in each quarter as gains in Food, and International business sectors were offset by reductions in its Health and Technology and Metals sectors.

     Earnings in the Logistics group increased by 6.9% compared to the prior year's quarter to $4.4 million from $4.2 million as USF Logistics reported improved profits due to lower overhead costs and an improved mix of business in its Retail and Consumer sectors offset by declines in Metals, Health and International sectors. USF Distribution, despite incurring startup costs at its San Francisco, Orlando and Houston centers that were not opened in last year's third quarter, reported slightly higher profits, and USF Processors reported a
94.2 operating ratio for the quarter despite lower revenue (see paragraph above).


     Revenue in the Freight Forwarding group declined 2.2% to $65.0 million from $66.4 million in the prior year's quarter. The group reported an operating loss of $8.8 million (compared to a $2.9 million loss in the 2001 second quarter) in 2001 compared to an operating loss of $1.7 million in the 2000 quarter. Results in the Freight Forwarding group include USF Worldwide, USF Asia, the Company's joint venture operation and USF Worldwide Logistics Limited ("Limited"), a UK freight forwarder. USF Asia continued to grow its operations and recorded third quarter revenue of approximately $7.3 million and an operating loss of $0.6 million compared to revenue of $4.0 million and an operating loss of $1.0 million last year. Limited, which was acquired in August 2000, recorded revenue of approximately $7.8 million and an operating profit of $0.3 million. USF Worldwide reported an operating loss of $8.6 million in the 2001 third quarter compared to a loss of $0.7 million in the 2000 third quarter as revenue declined by $10.6 million. Included in Worldwide's third quarter loss was a charge amounting to $5.9 million relating to severance and other expenses as Worldwide downsizes its operations due to decreased revenue, brought on by the current business environment, and expenses associated with the implementation of a new freight management system in the fourth quarter.

     Worldwide's third quarter 2001 loss was slightly less than the 2001 second quarter loss, before the $5.9 million charge, and gross margins on air freight forwarding activities were comparable in both quarters.

     Corporate and other expenses increased by $1.6 million compared to the 2000 third quarter. Intangible amortization increased by $0.2 million while the majority of the remaining balance was due to continued efforts to enhance the Company's information technology.

               Liquidity and Capital Resources

     Cash flows from operating activities contributed $146.5 million during the 2001 nine months compared to $144.1 million during the same period last year.

     Net capital expenditures for the 2001 nine months amounted to approximately $51.1 million including additions of $7.8 million for revenue equipment, $24.5 million for terminal facilities, $17.0 million for information technology and for other capital items. Last year for the same period, net capital expenditures amounted to approximately $159.1 million, including additions of $110.6 million for revenue equipment, $22.2 million for terminal facilities, $9.8 million for information technology and for other capital items and the acquisitions of Tri-Star Transportation and USF Worldwide Limited (the UK freight forwarder).

     Cash flows provided by financing activities included $12.6 million of proceeds from the sale of treasury stock that resulted primarily from the exercise of stock options occurring mainly in the first quarter.

     Total borrowings decreased by $35.3 million during the first nine months of 2001 and the Company's net debt to capital ratio improved to 22.1% compared to 31.3% at December 31, 2000.

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

     On July 24, 2000, the Company announced the authorized buyback of up to 1 million additional shares of its common stock. This repurchase program is not yet completed. There have been no shares repurchased in the first nine months of 2001. As of Sept. 29, 2001, the Company had repurchased 454,200 shares.

     A dividend of 9 1/3 cents per share equivalent to $2.5 million was paid on October 5, 2001 to shareholders of record on Sept. 21, 2001.

                                   Market Risk

     The Company is exposed to the impact of interest rate changes. The Company's exposure to changes in interest rates is limited to borrowings under a line of credit agreement which has variable interest rates tied to the LIBOR rate. The average annual interest rates on borrowings under this credit agreement were approximately 6.2% in the first quarter of 2001.The Company had no borrowings under this credit agreement in the third quarter of 2001. In addition, the Company has $100 million of unsecured guaranteed notes with a 6 1/2% fixed annual interest rate and $150 million of unsecured guaranteed notes with an 8 1/2% interest rate at Sept. 29, 2001. The Company estimates that the carrying value of the notes approximated their market value at Sept. 29, 2001. The Company has no hedging instruments outstanding. From time to time, the Company invests excess cash in overnight money market accounts. At the end of the third quarter, the Company had approximately $64 million invested in
overnight  money  market  accounts  that  yielded   approximately  3.3%.

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

     Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" in July 2001. Among other provisions in these two statements, all future business combinations will be accounted for using the purchase method of accounting and use of the pooling-of-interest method is prohibited. For acquisitions completed after July 1, 2001, goodwill will not be amortized. In addition, effective January 1, 2002, previously recorded goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to impairment tests annually. Intangible assets with finite lives are required to be amortized over their estimated useful lives. For the three and nine month periods ended Sept. 29, 2001, the Company recorded amortization of $2.0 million and $5.7 million, respectively. Management is currently reviewing the final release of these statements to evaluate the impact on the results of operations and financial statements.

     In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The standard is effective for 2003. The Company is currently reviewing the requirements of this new standard and has not yet determined its impact, if any, on the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for 2002 and generally is to be applied prospectively. The Company is currently reviewing the requirements of this new standard and has not yet determined its impact, if any, on the Company's financial position or results of operations.

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

Item 6.           Exhibits and Reports on Form 8-K.

     (a)      Exhibits

               1. Exhibit 10.1 - Promissory Note of Gerard M. Klaisle,dated July 31, 2001.


     (b)      Current Reports on Form 8-K were filed:

               1.  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated the 5th day of November, 2001.



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