Form 10-K
period 2001-12-31
USFREIGHTWAYS CORP
filed 2002-03-22
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       or
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________________ to ______________ .

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

               8550 W. Bryn Mawr Ave., Ste. 700, Chicago, IL 60631 (Address of principal executive offices) (Zip Code)

              (Registrant's telephone number, including area code)
                                 (773) 824-1000

           Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered
    Common Stock $.01 Par Value                      Nasdaq(R)
  Preferred Stock Purchase Rights

           Securities registered pursuant to Section 12(g) of the Act:
                         8 1/2% Notes Due April 15, 2010
                          6 1/2% Notes Due May 1, 2009
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K |_|.

The number of shares of common stock outstanding at February 28, 2002 was 26,813,676. The aggregate market value of the voting stock of the registrant as of February 28, 2002 was approximately $965,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

1) Proxy statement to be filed on or about March 28, 2002 (Only those portions referenced herein are incorporated in this Form 10-K).

TABLE OF CONTENTS

Item                                                                        Page
--------------------------------------------------------------------------------

PART I
 1.   Business ............................................................   7
 2.   Properties ..........................................................  13
 3.   Legal Proceedings ...................................................  13
 4.   Submission of Matters to a Vote of Security Holders .................  13

PART II
 5.   Market for Registrant's Common Equity and Related
        Stockholder Matters ...............................................  13
 6.   Selected Financial Data .............................................  14
 7.   Management's Discussion and Analysis of Results of Operations
        and Financial Condition ...........................................  15
 7a.  Quantitative and Qualitative Disclosures About Market Risk ..........  21
 8.   Financial Statements and Supplementary Data .........................  22
 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........................................  36

PART III
10.   Directors and Executive Officers of the Registrant ..................  36
11.   Executive Compensation ..............................................  36
12.   Security Ownership of Certain Beneficial Owners and Management ......  36
13.   Certain Relationships and Related Transactions ......................  36

PART IV
14.   Exhibits, Financial Statements Schedules and Reports on Form 8-K ....  37


|6| USFREIGHTWAYS

            PART I

ITEM 1--BUSINESS

General Development of Business

      At USFreightways Corporation ("USF"), we provide comprehensive supply chain management services in five business segments through our operating subsidiaries. In the regional less-than-truckload ("LTL") segment, our carriers provide overnight and second-day delivery throughout the United States ("US") and into Canada. In our truckload ("TL") segment, we offer premium regional and national truckload services. Our logistics segment provides integrated supply chain solutions, value-added logistics solutions, reverse logistics services and complete warehouse fulfillment services to its customers. In our freight forwarding segment, we provide domestic and international freight forwarding, import and export air and ocean services. Finally, our Corporate and other segment performs support activities to our operating segments including executive, information technology, corporate sales and various financial management functions. Our principal subsidiaries in the regional LTL segment are USF Holland Inc. ("Holland"), USF Bestway Inc. ("Bestway"), USF Red Star Inc. ("Red Star"), USF Reddaway Inc. ("Reddaway") and USF Dugan Inc. ("Dugan"). USF Glen Moore Inc. ("Glen Moore") is our TL carrier. Our Logistics segment consists of USF Logistics Inc. ("Logistics"), USF Processors Inc. ("Processors") and USF Distribution Services Inc. ("Distribution Services"). Our Freight Forwarding segment includes several companies that operate domestically under the name USF Worldwide Inc. ("Worldwide"), and in Great Britain under the name USF Worldwide Logistics Ltd. ("LTD").

      We trace our origins to 1985 when we were wholly owned by TNT Limited, an Australian multinational transportation company. We embarked on a growth strategy to build, through acquisition, a nationwide network of quality regional LTL carriers.

      We incorporated in Delaware in 1991. In February 1992 TNT Limited sold 80% of its ownership in USF through an initial public offering of 19.5 million shares with the proceeds being paid to TNT Limited. In a subsequent transaction, in May 1993, we purchased from TNT Limited all its remaining shares in USF and financed this purchase by issuing $100 million of 7 year notes.

      Since our initial public offering in 1992 we have continued to grow through acquisitions and internal growth. Between 1992 and 1997, we acquired Transus (1996), a Southeastern LTL carrier (now part of Dugan); Interamerican
(1996), a warehouse fulfillment provider (now part of Logistics); Seko Worldwide
(1997), a domestic and international freight forwarder (later renamed Worldwide) and Mercury Distribution Carriers (1997), a small Northeastern LTL carrier (now a part of Red Star).

      During 1998, we acquired Golden Eagle Group, Inc., an international freight forwarding company and merged it into Worldwide; Glen Moore Transport, Inc., a truckload freight carrier; Moore and Son Co., a transportation logistics services company that is now part of Distribution Services; and the general commodities business of Vallerie's Transportation Service, Inc. that is now part of Red Star. Total consideration for all 1998 acquisitions amounted to approximately $66 million of cash and debt incurred.

      During 1999, we acquired all of the outstanding shares of Processors Unlimited Company, Ltd., a provider of reverse logistics services to the grocery and drug industries; seven small freight forwarding companies in the US and Puerto Rico; and Underwood Trucking, an Indiana-based truckload carrier. Total consideration for all 1999 acquisitions amounted to approximately $52 million of cash and debt incurred.

      During 2000, we acquired Tri-Star Corporation, Inc., a Tennessee-based truckload carrier, and Ultimex Global Logistics PLC, a freight forwarder based in London, England which is now known as LTD. Total consideration for all 2000 acquisitions amounted to approximately $26 million of cash and debt incurred.

      During 2001, we acquired the assets of J&J Management, Inc., a Michigan-based former independent contractor of Worldwide for approximately $0.5 million of cash and debt incurred.

      Following is a table depicting our revenue by business segment for each of the most recent five years:

---------------------------------------------------------------------------------------------------------------------------
Year                              2001      %        2000      %        1999      %        1998      %      1997 (1)    %
---------------------------------------------------------------------------------------------------------------------------
                                                                   Revenue ($ in millions)
LTL Trucking                     $1,816    73.9     $1,914    75.4    $1,750     78.6     $1,540    83.9     $1,409    90.0
TL Trucking                         101     4.1         86     3.4        45      2.0         13     0.7         --     0.0
Logistics                           277    11.3        277    10.9       207      9.3        130     7.1        106     6.8
Freight forwarding                  265    10.7        262    10.3       225     10.1        152     8.3         44     2.8
Corporate and other                  --     0.0         --     0.0        --      0.0         --     0.0          6     0.4
                                 ------------------------------------------------------------------------------------------
Total                            $2,459   100.0     $2,539   100.0    $2,227    100.0     $1,835   100.0     $1,565   100.0
                                 ------------------------------------------------------------------------------------------

Additional financial information is included in Note 10 to the Consolidated Financial Statements on page 33 of this Form 10-K.

(1) 1997 was a fiscal year that included 53 weeks.


                                                          2001 ANNUAL REPORT |7|

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

      LTL operators are generally categorized as either regional, interregional or long-haul carriers, depending on the distance freight travels from pickup to final delivery. Regional carriers usually have average lengths of haul of 500 miles or less and tend to provide either overnight or second-day service. Regional LTL carriers usually are able to load freight for direct transport to a destination terminal, thereby avoiding the costly and time-consuming use of relay or breakbulk terminals (where freight is rehandled and reloaded to its ultimate destination). In contrast, long-haul LTL carriers (average lengths of haul in excess of 1,000 miles) operate networks of relay or breakbulk and satellite terminals (hub-spoke systems) and rely heavily on interim handling of freight. Interregional carriers (500 to 1,000 miles per average haul) also rely on breakbulk terminals but to a lesser degree than long-haul carriers.

      Regional LTL carriers, including our LTL trucking subsidiaries, principally compete against other regional LTL companies. To a lesser extent, they compete against interregional and long-haul LTL carriers. To an even lesser degree, regional LTL carriers compete against truckload carriers, overnight package companies, railroads and airlines. Significant barriers to entry into the regional LTL market exist as a result of the substantial capital requirements for terminals and revenue equipment and the need for a large, well-coordinated and skilled work force.

      In the competitive environment of our LTL trucking subsidiaries, virtually all LTL carriers have adopted discounting programs that reduce prices paid by many shippers. Additionally, when new LTL competitors enter a geographic region, they often utilize discounted prices to lure customers away from our trucking subsidiaries. Such attempts to gain market share through price reduction programs exert downward pressure on the industry's price structure and profit margins and have caused many LTL carriers to cease operations.

LTL Trucking Subsidiaries

      The following is a brief description of our LTL regional trucking subsidiaries. Statistical information for our subsidiaries' operations is reported on page 12 of this Form 10-K.

      Holland is the largest of our operating subsidiaries, transporting LTL shipments interstate throughout the Central US, Eastern Canada and into the Southeast US. Holland operates out of 60 terminals and uses predominantly single 48 and 53 foot trailers. Its average length of line-haul in 2001 was approximately 387 miles.

      Red Star operates in the Eastern US, as well as into Eastern Canada. Red Star uses a combination of single and double trailers. Red Star operates from 34 terminals and its average length of line-haul in 2001 was approximately 298 miles.

      Bestway operates throughout the Southwest US from Texas to California. Bestway uses double trailers in its operations. Bestway operates from 41 terminals and its average length of line-haul in 2001 was approximately 390 miles.

      Reddaway provides LTL carriage along the I-5 corridor from California to Washington, throughout the Northwest US and into Western Canada and Alaska. Its average length of line-haul in 2001 was approximately 600 miles. Reddaway operates out of 58 terminals and uses double trailers and, where possible, triple trailer combinations.

      Dugan provides service to the Plains states and into the Southern US from Texas to Florida. Dugan operates out of 64 terminals and uses double and triple trailers. Its average length of line-haul in 2001 was approximately 520 miles.

Terminals for Regional LTL Trucking

      Our network of 257 terminals (113 are owned and 144 are leased) is a key element in the operation of our regional trucklines. The terminals vary significantly in size according to the markets served. Sales personnel at each terminal are responsible for soliciting new business. Each terminal maintains a team of dispatchers who communicate with customers and coordinate local pickup and delivery drivers. Terminals also maintain teams of dock workers, line-haul drivers and administrative personnel. The larger terminals also have maintenance facilities and mechanics. Each terminal is directed by a terminal manager who has general supervisory responsibilities and also plays an important role in monitoring costs and service quality.

Truckload Trucking

      TL shipments are defined as shipments of 10,000 or more pounds. Typically, TL carriers transport freight along irregular routes from single shippers to single consignees, without the necessity of a network of terminals, using fleets of line-haul sleeper tractors and trailers. Consolidated full truckload freight is picked up from the customer and delivered to its final destination by either a company long-haul driver or an independent owner-operator that has a leasing agreement with the carrier.


|8|  USFREIGHTWAYS

      TL operators are generally categorized as long-haul carriers and to a lesser degree interregional depending on the distance freight travels from pickup to final delivery. The average length of haul for most TL operators is in excess of 1,000 miles.

      TL carriers, including our Glen Moore subsidiary, principally compete against other TL carriers and to some extent the railroads. TL carriers generally do not compete against LTL carriers. Barriers to entry into the TL market exist as a result of substantial capital requirements for revenue equipment and the need for a well-coordinated and skilled work force. The work force and revenue equipment requirements, to some degree, can be offset through the leasing of independent contractors that own their equipment. This work force is not as controllable as the company employee work force.

      In the competitive environment of Glen Moore, most TL carriers have adopted discounting programs that reduce prices paid by some shippers. Additionally, when new TL competitors enter the business, they often utilize discounted prices to lure customers away from Glen Moore. Such attempts to gain market share through price reduction programs exert downward pressure on the industry's price structure and profit margins and have caused certain TL carriers to cease operations.

      Glen Moore transports TL shipments interstate throughout the US generally from the Northeast and Southeast states to the West Coast and into the North Central states. Glen Moore also operates over shorter distances in certain of its dedicated customer lanes. At the end of 2001, Glen Moore operated 607 tractors (mainly sleeper units) and 2,013 trailers. Glen Moore primarily utilizes sleeper line-haul tractors and 53 foot trailers. Glen Moore's average length of haul in 2001 was approximately 600 miles.

The Logistics Subsidiaries

      Our logistics subsidiaries provide integrated supply chain solutions, value-added logistics solutions, reverse logistics services and complete warehouse fulfillment services to their customers. We conduct these activities through Logistics, Distribution Services and Processors. Logistics provides integrated supply chain solutions for its customers including transportation, warehousing, cross-docking and product reconfiguration. Distribution Services is a national provider of value-added logistics services to the retail and industrial markets with a particular focus on consolidation/distribution and fulfillment programs. Processors is our Dallas, Texas-based provider of reverse logistics services to manufacturers, distributors and retailers.

      Our logistics subsidiaries have grown through acquisitions in the warehousing industry and start up operations designed to serve large customers' special needs in providing supply chain solutions in the steel industry, wholesale food industry, specialized retail customers and other freight management operations.

      Distribution Services has increased in size through a combination of geographic acquisitions and internal expansion to meet the needs of its retail customers. Distribution Services operates out of 17 centers in the larger metropolitan areas of the US and has a fully automated distribution center located in suburban Chicago, Illinois.

The Freight Forwarding Subsidiaries

      We are engaged, through our Worldwide and LTD subsidiaries, in providing domestic and international freight forwarding for our customers including air freight services, import and export air and ocean services and customs house brokerage services.

      During 1999, Worldwide acquired five of its former agent owned stations and converted them into company owned stations in key gateway cities. In order to expand its services into the growing Caribbean market, Worldwide also acquired a Puerto Rico-based air freight forwarder and a Puerto Rico-based non-vessel operating common carrier ("NVOCC").

      In October 1999, Worldwide formed a joint venture partnership under the trading name USF Asia Group Ltd. ("Asia"). Asia, based in Hong Kong, provides sea/air consolidation, local forwarding, customs clearance, NVOCC and warehousing and distribution services to companies doing business to and from or within the Asia-Pacific region. Asia contributed approximately $27 million in revenue in 2001. On January 18, 2002, we relinquished our interest in Asia, which will continue to act as agent on the continent of Asia for Worldwide and LTD. In addition, Worldwide will continue to act as agent for Asia in the US and LTD will act as agent for Asia in LTD's territories (mainly the United Kingdom).

      In August 2000, Worldwide acquired Ultimex Global Logistics PLC, a freight forwarder located in London, England which is now known as LTD. LTD contributed approximately $32.9 million in revenue for 2001.

Revenue Equipment

      At December 31, 2001 we operated 9,444 tractors and 22,466 trailers of which approximately 94% are owned. The 6% leased tractors and trailers are in Logistics. Each of our subsidiaries selects its own revenue equipment to suit its customers' needs or conditions prevailing in its region, such as terrain, climate, and average length of line-haul. Tractors and trailers are built to standard specifications and generally are not modified to fit special customer situations.

      Each of our subsidiaries has a comprehensive preventive maintenance program for its tractors and trailers to minimize equipment downtime and prolong equipment life. Repairs and maintenance are performed regularly at the subsidiaries' facilities and at independent contract maintenance facilities.


                                                          2001 ANNUAL REPORT |9|

      We replace tractors and trailers based on factors such as age and condition, the market for used equipment and improvements in technology and fuel efficiency. At December 31, 2001 the average age of our line-haul tractors was
4.3 years and the average age of our line-haul trailers was 8.2 years. Older line-haul tractors are often assigned to local pickup and delivery operations, which are generally operated at lower speeds and over shorter distances, allowing us to extend the life of our line-haul tractors and improve asset utilization. The average age of our pickup and delivery tractors at December 31, 2001 was 8.6 years.

Sales and Marketing

      Sales personnel as well as senior management at each of our subsidiaries are responsible for soliciting new business and maintaining good customer relations. In addition, we maintain a corporate sales and marketing department consisting of 20 professionals who are assigned major accounts within specified geographic regions of the US. These corporate sales managers solicit business for the regional trucklines from distribution and logistics executives of large shippers. In many cases, targeted corporations maintain centralized control of multiple shipping and receiving locations. In addition, our subsidiaries maintain a combined sales force of approximately 600 sales professionals that work in concert with the corporate sales managers.

Seasonality

      Our results, consistent with the trucking and air freight industry in general, show seasonal patterns with tonnage and revenue declining during the winter months and, to a lesser degree, during vacation periods in the summer. Furthermore, inclement weather in the winter months can further negatively affect our results.

Customers

      We are not dependent upon any particular industry and provide services to a wide variety of customers including many large, publicly held companies. During the year ended December 31, 2001, no single customer accounted for more than approximately 3% of our revenue and our ten largest customers as a group accounted for approximately 12.8% of total revenue. Many of the corporate account customers use more than one of our regional trucklines for their transportation requirements.

Cooperation Among Trucklines

      Our subsidiaries cooperate with each other to market and provide services along certain routes running between their regions. In such circumstances, the trucklines jointly price their service and then divide revenue in proportion to the amount of carriage provided by each subsidiary or based on predetermined formulae.

Information Technology

      Our information technology ("IT") group began a transformation in 2001. It started with a new Chief Information Officer who joined our organization early in the year. The IT group was reorganized developing new areas of concentration. This transformation led to several accomplishments throughout the IT group. A five-year strategic systems plan was completed to strengthen the alignment between the IT group and our business segments. This systems plan is being used to provide a roadmap for achieving "Best in Class" IT capabilities. In addition, a formal Project Management Office was set up to manage the initiatives of the systems plan to improve the success rate of the initiatives.

      Throughout 2001, new powerful applications were developed and/or deployed. A redesigned web site, featuring improved user interfaces and increased applications doubled the number of registered users. Additional self-service features were added as part of the nearly monthly releases. New LTL products were launched with support of web site and freight management system enhancements. In our Logistics group, existing applications were deployed to new sites. Forty-two reverse logistics' clients of Processors were converted to a fully enabled Web application. The US portion of a global freight forwarding system was implemented for Worldwide on January 2, 2002 culminating months of development, conversion and training.

      We continued our efforts to strengthen the IT infrastructure throughout the enterprise. The deployment of thin client computing devices continued within our service facilities, allowing us to deploy cutting-edge solutions while containing the total cost of ownership. Late in the year, we opened a new Technology Center in Grand Rapids, Michigan for IT infrastructure services including the technical support center, network and systems engineering, and telecommunication services.

Fuel

      The motor carrier industry is dependent upon the availability of diesel fuel. Shortages of fuel, increases in fuel costs or fuel taxes, or rationing of petroleum products could have a material adverse effect on our profitability. Our LTL regional trucking subsidiaries periodically maintain a fuel surcharge to partially offset increases in fuel prices. Due to rising fuel prices, our LTL regional trucking subsidiaries reinstated a fuel surcharge in the third quarter of 1999 which was still in effect in January 2002.


|10|  USFREIGHTWAYS

However today's fuel surcharge is highly diminished as the price of fuel fell, generally, throughout all of 2001. Fuel expense, as a percentage of revenue, was approximately 4.9% during 2001 at our LTL trucking subsidiaries. Fuel and fuel tax expense in our TL subsidiary Glen Moore, as a percentage of revenue, was approximately 15% during 2001. Fuel surcharges in the TL industry are more difficult to implement and collect. In most cases, TL operators generally recover the increases in fuel costs through increases in rates charged for their services. We have not experienced any difficulty in maintaining fuel supplies sufficient to support our operations. We do not use derivatives to manage risk associated with our fuel costs.

Regulation

      In August 1994, two pieces of legislation passed the US Congress and were signed into law that greatly affected the trucking industry. The Trucking Industry Regulatory Reform Act ("TIRRA") reduced the Interstate Commerce Commission's ("ICC") authority over motor carriers by eliminating the tariff-filing requirement for motor common carriers using individually determined rates, classifications, rules or practices. Under TIRRA, motor carriers are still required to provide shippers, if requested, with a copy of the rate, classification, rules or practices of the carrier. Also, Title VI of the Federal Aviation Administration Authorization Act of 1994 ("the 1994 Act") effectively prohibits state economic regulation of all trucking operations for motor carriers. The 1994 Act does allow the states to continue regulation of safety and insurance programs, including carrier inspections. On December 29, 1995, President Clinton signed the Interstate Commerce Commission Termination Act of 1995 ("ICCTA") which abolished the ICC as of January 1, 1996 and transferred its remaining functions to the Federal Highway Administration and a newly created Surface Transportation Board within the US Department of Transportation ("DOT"). Congress set a transition period during which regulations implementing the ICCTA, including insurance and safety issues must be determined by the Secretary of Transportation.

      The possibility remains that regulatory and legislative changes can influence operating practices of the trucking industry, the demands for services to shippers and the costs of providing those services.

      Interstate motor carrier operations are subject to safety requirements prescribed by the DOT, and other matters such as the weight and dimensions of equipment are also subject to Federal and state regulations. Effective April 1, 1992, truck drivers were required to have commercial vehicle licenses in compliance with the DOT, and there are laws that subject them to strict drug testing standards. These requirements increase the safety standards for operations, but add administrative costs and have affected the availability of qualified, safety conscious drivers throughout the trucking industry.

      We use underground storage tanks at certain terminal facilities and maintain a comprehensive policy of testing, upgrading, replacing or eliminating tanks to protect the environment and comply with various Federal and state laws. Whenever any contamination is detected, we take prompt remedial action to remove the contaminants.

Insurance and Safety

      Some of the risk areas in our businesses are cargo loss and damage, bodily injury, property damage and workers' compensation. We are effectively self-insured on our significant operations up to $2 million per occurrence for cargo loss and damage, bodily injury and property damage. We are also predominantly self-insured for workers' compensation for amounts up to $1 million per occurrence. Additionally, we have obtained third-party insurance for workers' compensation claims for amounts in excess of $1 million per occurrence and all other losses in excess of $2 million.

      Each of our operating subsidiaries employs safety specialists and maintains safety programs designed to meet its specific needs. In addition, we employ specialists to perform compliance checks and conduct safety tests throughout our operations. Our safety record to date has been good.

Employees

      At December 31, 2001, we employed approximately 21,200 people, of whom 12,500 were drivers, 2,800 were dock workers, and the balance were support personnel, including office workers, managers and administrators. Approximately 45% of all our employees were members of unions. Approximately 82% of these union workers were employed by Holland or Red Star and belonged to the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (the "IBT"). Members of the IBT at Holland and Red Star are presently working under the terms of a five-year, industry-wide labor agreement that expires in March 2003.

Forward-Looking Statements

      Certain statements contained in this document or in documents that we incorporate by reference are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to management's views with respect to future events and financial performance. Such forward-looking statements are subject to risks,


                                                         2001 ANNUAL REPORT |11|
uncertainties and other factors that could cause actual results to differ materially from historical experience or from future results expressed or implied by such forward-looking statements. Accordingly, a forward-looking statement is not a prediction of future events or circumstances, and those future events or circumstances may not occur. A forward-looking statement is usually identified by our use of certain terminology, including "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "intends" or "plans" or by discussions of strategies, intentions or outlook. Potential risks and uncertainties include, but are not limited to:

      o General economic conditions and specific conditions in the markets in which we operate, which can affect demand for our services.

      o The costs and difficulties in execution of certain of our sales, marketing, and information technology functions.

      o Competition from other transportation and logistics services providers.

      o Our ability to adapt to technological change and to compete with new or improved services offered by our competitors.

      o     Increases in motor fuel prices.

      o     Work stoppages, strikes or slowdowns by our employees.

      o     Changes in government regulation (see "Regulation").

      o     Effects of weather.

      o     Availability of financing on terms acceptable to us.

      o Other uncertainties detailed herein and from time to time in Securities and Exchange Commission filings and press releases of USF and our subsidiaries.

      We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Statistical Information

----------------------------------------------------------------------------------------------------------------------------
                                                        LTL          LTL
                             Revenue    Operating      Tons       Shipments
                           (millions)     Ratio     (thousands)  (thousands)  Terminals   Tractors    Trailers   Employees
----------------------------------------------------------------------------------------------------------------------------
Holland
  2001                      $  937.2      92.0%       4,578.1      7,563.6        60        4,135       6,996      8,031
  2000                      $1,001.3      89.1%       4,885.7      7,777.2        61        4,227       7,104      9,119

Reddaway
  2001                      $  266.2      90.7%         968.2      1,996.2        58        1,203       3,426      2,595
  2000                      $  276.9      87.9%       1,035.9      2,094.5        58        1,203       3,518      2,800

Red Star
  2001                      $  255.7     101.3%       1,033.7      2,133.1        34        1,240       2,630      2,202
  2000                      $  275.8      96.8%       1,136.1      2,305.7        34        1,236       2,840      2,407

Dugan
  2001                      $  206.7      97.8%         980.7      1,766.9        64        1,013       3,178      1,989
  2000                      $  204.5      94.8%         960.8      1,761.5        59        1,032       3,318      1,998

Bestway
  2001                      $  150.5      95.0%         628.5      1,241.8        41          662       2,655      1,511
  2000                      $  155.2      90.8%         658.4      1,275.1        41          681       2,654      1,591

Logistics
  2001                      $  277.4      96.0%           N/A          N/A       116          580       1,566      3,309
  2000                      $  277.0      94.0%           N/A          N/A       119          628       1,661      4,013

Worldwide
  2001                      $  264.6     106.9%           N/A          N/A        57          N/A         N/A        587
  2000                      $  261.7     101.6%           N/A          N/A        58          N/A         N/A        711

Glen Moore
  2001                      $  100.4      97.1%           N/A          N/A         3          607       2,013        826
  2000                      $   86.3      94.6%           N/A          N/A         3          599       1,885        823


|12|  USFREIGHTWAYS

ITEM 2--PROPERTIES

      In May 2000, we relocated our executive offices to 8550 West Bryn Mawr Ave, Ste. 700, Chicago, IL 60631. Our 27,500 square foot facility is occupied under a lease terminating in August 2008.

      Each of our operating subsidiaries also maintains a head office as well as numerous operating facilities. Of the 257 regional LTL trucking terminal facilities used as of December 31, 2001, 113 were owned and 144 were leased. These facilities range in size according to the markets served. We have not experienced and do not anticipate difficulties in renewing existing leases on favorable terms or obtaining new facilities as and when required.

ITEM 3--LEGAL PROCEEDINGS

      Our trucking subsidiaries are a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, (CERCLA). They have been made a party to these proceedings as an alleged generator of waste disposed of at hazardous waste disposal sites. In each case, the Government alleges that the parties are jointly and severally liable for the cleanup costs. Although joint and several liability is alleged, these proceedings are frequently resolved on the basis of the quantity of waste disposed of at the site by the generator. Our potential liability varies greatly from site to site. For some sites the potential liability is de minimis and for others the costs of cleanup have not yet been determined. While it is not feasible to predict or determine the outcome of these proceedings or similar proceedings brought by state agencies or private litigants, we believe, the ultimate recovery or liability, if any, resulting from such litigation, individually or in the aggregate, will not materially adversely affect our financial condition or results of operations and we believe such liability, if any, will represent less than 1% of our revenues.

      Also, we are involved in other litigation arising in the ordinary course of business, primarily involving claims for bodily injuries and property damage. We believe the ultimate recovery or liability, if any, resulting from such litigation, individually or in the aggregate, will not materially adversely affect our financial condition or results of operations.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

            PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock trades on The Nasdaq Stock Market under the symbol: USFC. On February 5, 2002, there were approximately 14,000 beneficial holders of our common stock. For the high and low sales prices for our common stock for each full calendar quarter for 2001 and 2000, see Note 11 to the Consolidated Financial Statements on page 35 of this Form 10-K.

      Since July 2, 1992, we have paid a quarterly dividend of $0.093333 per share. Although it is our present intention to continue paying quarterly dividends, the timing, amount and form of future dividends will be determined by our board of directors and will depend, among other things, on our results of operations, financial condition, cash requirements, certain legal requirements and other factors deemed relevant by our board of directors. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources."


                                                         2001 ANNUAL REPORT |13|

ITEM 6--SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K. Information presented below under the caption, Operating Statistics, is unaudited.

Selected Consolidated Financial Data

---------------------------------------------------------------------------------------------------------------------
Year                                             2001           2000           1999           1998           1997 (1)
---------------------------------------------------------------------------------------------------------------------
                                                          (Thousands of dollars, except per share amounts)
Statements of Operations
Revenue                                      $ 2,458,647    $ 2,538,699    $ 2,226,915    $ 1,834,893    $ 1,565,249
                                             -----------------------------------------------------------------------
Income from operations                       $    85,683    $   180,312    $   188,868    $   129,433    $   105,010
Interest expense                                 (21,469)       (21,282)       (14,003)        (8,784)        (8,461)
Interest income                                    2,292            894          1,129            757          1,038
Other non-operating income (expense)                (462)          (572)          (414)            88            (92)
                                             -----------------------------------------------------------------------
Net income before income taxes
  and minority interest                           66,044        159,352        175,580        121,494         97,495
Minority interest                                 (1,100)         1,708             --             --             --
Income tax expense                               (26,556)       (64,262)       (71,340)       (50,049)       (40,914)
                                             -----------------------------------------------------------------------
Net income                                   $    38,388    $    96,798    $   104,420    $    71,445    $    56,581
                                             =======================================================================
Basic Earnings Per Share
  Net income per share                              1.46           3.68           3.95           2.73           2.21
Diluted Earnings Per Share
  Net income per share                              1.43           3.61           3.79           2.70           2.19
  Cash dividends declared per share          $      0.37    $      0.37    $      0.37    $      0.37    $      0.37
Operating Statistics
LTL Trucking Companies (in thousands)
Total tons                                         9,831         10,552         10,220          9,177          8,579
Total shipments                                   14,926         15,470         14,797         13,468         12,857

Balance Sheets
Assets:
  Current assets                             $   446,250    $   396,361    $   362,928    $   279,849    $   237,116
  Property and equipment, net                    732,520        750,485        660,510        544,282        448,315
  Intangible assets, net                         174,724        181,978        174,538        140,201        104,407
  Other assets                                    25,170         22,250         14,191         10,341          9,697
                                             -----------------------------------------------------------------------
Total assets                                 $ 1,378,664    $ 1,351,074    $ 1,212,167    $   974,673    $   799,535
--------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
  Current liabilities                        $   265,711    $   292,175    $   370,344    $   228,877    $   181,714
  Long-term debt                                 252,774        260,137        133,137        151,096        115,000
  Other non-current liabilities                  170,672        163,047        149,827        135,566        110,621
  Minority interest                                1,855            539             --             --             --
                                             -----------------------------------------------------------------------
Total stockholders' equity                       687,652        635,176        558,859        459,134        392,200
--------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $ 1,378,664    $ 1,351,074    $ 1,212,167    $   974,673    $   799,535
                                             =======================================================================

(1)   1997 was a fiscal year that included 53 weeks.


|14|  USFREIGHTWAYS

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

      The following table compares revenue and operating income (in thousands of dollars, except per share amounts) for the years ended December 31:

------------------------------------------------------------------------------------
Year                                         2001            2000            1999
------------------------------------------------------------------------------------
Revenue
  LTL Trucking                           $ 1,816,204     $ 1,913,675     $ 1,750,309
  TL Trucking                                100,439          86,317          44,715
  Logistics                                  277,393         276,958         206,881
  Freight Forwarding                         264,611         261,749         225,010
  Corporate and other                             --              --              --
                                         -------------------------------------------
Total Revenue                            $ 2,458,647     $ 2,538,699     $ 2,226,915
                                         -------------------------------------------
Income (loss) from Operations
  LTL Trucking                           $   108,620     $   176,620     $   171,910
  TL Trucking                                  2,887           4,671           3,147
  Logistics                                   11,185          16,680          16,873
  Freight Forwarding                         (18,193)         (4,081)          8,175
  Corporate and other                        (18,816)        (13,578)        (11,237)
                                         -------------------------------------------
Total Income from Operations             $    85,683     $   180,312     $   188,868
                                         -------------------------------------------
Interest Expense                         $   (21,469)    $   (21,282)    $   (14,003)
                                         -------------------------------------------
Net Income                               $    38,388     $    96,798     $   104,240
                                         -------------------------------------------
Net Income Per Share--Diluted            $      1.43     $      3.61     $      3.79
                                         -------------------------------------------
Total Assets                             $ 1,378,664     $ 1,351,074     $ 1,212,167
                                         -------------------------------------------
Return on Average Stockholders' Equity           5.8%           16.2%           20.5%
                                         -------------------------------------------

      At USFreightways Corporation ("USF"), we provide comprehensive supply chain management services in five business segments through our operating subsidiaries. In the regional less-than-truckload ("LTL") segment, our carriers provide overnight and second-day delivery throughout the United States ("US") and into Canada. In our truckload ("TL") segment, we offer premium regional and national truckload ("TL") services. Our logistics segment provides integrated supply chain solutions, value-added logistics solutions, reverse logistics services and complete warehouse fulfillment services to its customers. In our freight forwarding segment, we provide domestic and international freight forwarding, import and export air and ocean services. Finally, our Corporate and other segment performs support activities to our operating segments including executive, information technology, corporate sales and various financial management functions. Our principal subsidiaries in the regional LTL segment are USF Holland Inc. ("Holland"), USF Bestway Inc. ("Bestway"), USF Red Star Inc. ("Red Star"), USF Reddaway Inc. ("Reddaway") and USF Dugan Inc. ("Dugan"). USF Glen Moore Inc. ("Glen Moore") is our TL carrier. Our Logistics segment consists of USF Logistics Inc. ("Logistics"), USF Processors Inc. ("Processors") and USF Distribution Services Inc. ("Distribution Services"). Our Freight Forwarding segment includes several companies that operate domestically under the name USF Worldwide Inc. ("Worldwide"), and in Great Britain under the name USF Worldwide Logistics Ltd. ("LTD").

CONSOLIDATED RESULTS

      Our revenue for 2001 was $2.46 billion, a 3.2% decrease from total revenue of $ 2.54 billion for 2000, which was at a record level. Income from operations decreased by 52.5% from $ 180.3 million in 2000 to $85.7 million in 2001. Net income per share decreased by 60.4% to $1.43 (diluted) in 2001 compared to $3. 61 (diluted) in 2000. Revenue, income from operations and net income were all adversely affected by a continual economic slowdown that began in 2000 and, when coupled with the tragic events of September 11, 2001, created one of the most unfavorable operating environments experienced by the industry in recent history. Our revenue for 2000 was $2.54 billion, a 14.0% increase over total revenue of $ 2.23 billion for 1999. Income from operations decreased by 4.5% from a record $ 188.9 million in 1999 to $180.3 million in 2000. Net income per share decreased by 4.7% to $3.61 (diluted) in 2000 compared to $3.79 (diluted) in 1999.


                                                         2001 ANNUAL REPORT |15|

Regional LTL

      Total revenue of our LTL group for 2001 decreased by 5.1% to $1.82 billion from $1.91 billion in 2000. In 2001, revenue from our LTL group amounted to 73.9% of our consolidated revenue compared to 75.4% in 2000. LTL revenue decreased 4.3%, LTL shipments decreased 3.4%, LTL tonnage decreased 5.6% and LTL revenue per hundredweight increased 1.4% (approximately 1.8% before the fuel surcharge). In June 2001, our LTL group enacted a general rate increase of approximately 5.9% as compared with a 5.8% general rate increase in August 2000. General rate increases apply to approximately 50% of our LTL group's revenue base. The remaining 50% of our revenue base is subject to contractual agreements which normally result in lower rate increases.

      Our operating income in 2001 decreased by 38.5% to $108.6 million from $176.6 million in 2000 (after reclassifying $3.1 million from gains in 2000 on sales of terminals from "Other, net" to operating income, as is consistent with industry practice). Our LTL group, along with its industry peers and the rest of the US economy, suffered through a very economically slow 2001 that also saw the return of significant pricing pressures in the second half of the year. Our LTL group's ratio of operating expenses compared to operating revenue (operating ratio) increased to 94.0% compared to 90.8% in 2000. At Holland, our largest subsidiary, operating income fell from $109.5 million in 2000 to $75.0 million in 2001 as the Central US was particularly adversely impacted by the slowing economy as the Central states were more influenced by the slowdown in the automotive and heavy manufacturing industries. Reddaway reported a 2001 operating ratio of 90.7% in 2001 compared to 88.7% in 2000 before reclassifying the gains on sales of terminals into operating profits. Red Star's results were adversely affected by the September 11, 2001 events as it incurred extra labor, fuel and other expenses in order to maintain service levels into and around the New York City metro area. Red Star reported an operating loss of $3.4 million in 2001 compared to an operating profit of $8.9 million in 2000. In the combined LTL group, salaries, wages and benefits increased to 63.1% of revenue from 60.4% in 2000 despite efforts (reductions in the LTL work force amounted to in excess of 1,200 workers) by each of our regional LTL carriers to control its costs and maintain operational efficiencies. Fuel expense moderated as a percentage of revenue to 4.9% compared to 5.5% in 2000 due to declining fuel prices. Workers' compensation and insurance and claims expense increased by 0.5% due mainly to an increase in cargo claims. Operating supplies and expenses increased by 0.2% as revenue equipment maintenance expenses rose. Our LTL group deferred purchases of approximately 600 pieces of new and idled power revenue equipment as business levels did not support the additional investment.

      Total revenue of our LTL group for 2000 increased by 9.3% to $1.91 billion from $1.75 billion in 1999. In 2000, revenue from our LTL group amounted to 75.4% of our consolidated revenue compared to 78.6% in 1999. LTL revenue increased 9.6%, LTL shipments increased 4.6%, LTL tonnage increased 3.8% and LTL revenue per hundredweight increased 5.6%. In 2000, our LTL group enacted a general rate increase of approximately 5.8% in late August. Our LTL group enacted a 5.7% general rate increase in October 1999.

      Operating income in 2000 increased by 0.9% to $173.5 million from $171.9 million in 1999. Despite the beginnings of a slowing US economy, the modest improvement in operating results were directly attributable to price stability and a continuing emphasis on cost containment. Our LTL group's operating ratio increased to 90.9% compared to 90.2% in 1999. Salaries, wages and benefits decreased to 60.4% of revenue from 61.1% in 1999 as each of our regional LTL carriers continued to improve operational efficiencies. Fuel expense increased as a percentage of revenue to 5.5% compared to 3.7% in 1999 due to rising fuel prices. Purchased transportation expense improved by 0.3% and operating supplies and expenses improved by 0.4%. Depreciation, terminal rents, operating taxes and licenses and insurance and claims collectively improved by 0.2% to 10.7% of revenue in 2000 compared to 10.9% in 1999.

      Approximately 82% of Holland's and Red Star's employees belonged to the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (the "IBT"). Members of the IBT at Holland and Red Star are presently working under the terms of a five-year, industry-wide labor agreement that expires in March 2003.

Truckload

      Our TL carrier, Glen Moore, headquartered in Carlisle, Pennsylvania, operates in both regional and nationwide markets. Glen Moore contributed $100.4 million in revenue in 2001 and its operating ratio was 97.1%, generating $2.9 million in operating profits compared to $86.3 million in revenue, an operating ratio of 94.6% and operating income of $4.7 million in 2000. Glen Moore's salaries, wages and benefits expenses as a percentage of revenue improved to 35.0% compared to 36.5% in 2000, but this was offset by increases in purchased transportation expenses to 20.5% in 2001 compared to 15.5% in 2000 as Glen Moore increased its fleet capacity by adding independent contractors. Fuel expense improved to 15.1% of revenue in 2001 compared to 17.4% in 2000 as fuel prices moderated in 2001.

      Glen Moore's revenue increased by 93% from $44.7 million in 1999 to $86.3 million in 2000 and it had operating ratios of 94.6% and 93.0% in 2000 and 1999, respectively. Glen Moore's revenue increase was mainly attributable to two acquisitions made in late 1999 and early January 2000.


|16|  USFREIGHTWAYS

      TL operations accounted for 4.1% of our 2001 consolidated revenue compared to 3.4% of 2000 revenue. Glen Moore's 2001 revenue increase is mainly attributable to its ability to provide a larger fleet capacity to its existing customer base. Glen Moore's tractor fleet capacity in 2001 was augmented by an additional 125 independent contractors. Glen Moore currently owns 607 tractors and 2,013 trailers.

Logistics

      Revenue in our Logistics group, comprised of dedicated carriage, assembly and distribution, supply chain management, contractual warehousing and reverse logistics services increased by $0.4 million (a 0.2% increase) to $277.4 million in 2001 compared to $277.0 million in 2000. In 2001, our Logistics group accounted for 11.3% of our consolidated revenue compared to 10.9% in 2000. Operating income for our Logistics group decreased by 32.9% to $11.2 million (including a $1.6 million charge in the fourth quarter related to expenses arising from combining Logistics and Distribution Services under a single management team) from $16.7 million in 2000. The group's operating ratio was 96.0% in 2001 compared to 94.0% in 2000. Purchased transportation expenses increased to 12.6% of 2001 revenue compared to 11.2% of 2000 revenue as its distribution business continued to increase its dependence on outsourced deliveries. Insurance and claims increased to 3.2% of 2001 revenue from 2.2% of 2000 revenue due mainly to claims presented by a former customer. Operating taxes and licenses increased to 2.0% of 2001 revenue compared to 1.6% in 2000. Depreciation increased to 4.2% of 2001 revenue compared to 3.9% in 2000. Salaries, wages and benefits decreased to 47.2% of 2001 revenue compared to 50.0% in 2000 due in part to the change in Distribution Services' delivery operations to outsourced deliveries from employee deliveries and decreased labor requirements at Processors.

      Assembly and distribution revenue increased by $11.6 million (a 15.0% increase) in 2001 from 2000 primarily through growth at existing distribution centers coupled with revenue from new distribution centers in San Francisco, Orlando and Houston. Assembly and distribution operating profits increased by 5.5% to $7.7 million in 2001. Contractual and warehousing revenue increased in 2001 to $133.2 million from $128.7 million in 2000 primarily through the addition of new customers. Operating profits declined by 53.4% to $3.2 million mainly in the metals, food and consumer groups as volumes declined and various customer's contracts expired.

      Reverse logistics services revenue at Processors, amounted to $54.9 million in 2001 compared to $70.6 million in 2000. Most of Processors' revenue decline came from extraordinary volumes from a major customer in 2000 that were significantly curtailed in the early part of 2001. Those extra volumes adversely affected the results in 2000 as extra labor expenses were incurred to handle the increased volumes along with increased information technology expenses to implement systems solutions for the major customer. Processors' business is more labor intensive than other traditional transportation businesses.

      Revenue in 2000 increased by $70.1 million (a 33.9% increase) to $277.0 million compared to $206.9 million in 1999. In 2000, our Logistics group accounted for 10.9% of our consolidated revenue compared to 9.3% in 1999. Operating income for our Logistics group decreased by 1.1% to $16.7 million from $16.9 million in 1999. The group's operating ratio was 94.0% in 2000 compared to 91.8% in 1999. Purchased transportation expenses increased to 11.1% of 2000 revenue compared to 7.1% of 1999 revenue as our distribution business began to increase its dependence on outsourced deliveries. Operating taxes and licenses improved to 1.6% of 2000 revenue compared to 2.1% in 1999. Depreciation increased to 3.9% of 2000 revenue compared to 3.6% in 1999. Building rents increased to 6.4% of 2000 revenue compared to 5.5% in 1999 as our Logistics group used more leased facilities, especially in our Processors operations. Salaries, wages and benefits decreased to 50.0% of 2000 revenue compared to 51.7% in 1999 due in part to the change in the distribution dependence on outsourced deliveries from employee deliveries, but largely offsetting this improvement was increased labor at Processors to handle extraordinary volumes from a large customer.

      Assembly and distribution revenue increased in 2000 from 1999 primarily through growth at existing distribution centers coupled with revenue from new distribution centers and full year revenue from other distribution centers that were opened in the second half of 1999. Assembly and distribution operating profits increased by 42.9% to $7.3 million in 2000. Contractual and warehousing revenue increased in 2000 to $128.7 million from $110.2 million in 1999 primarily through the addition of new customers and expanded business with existing customers.

      Reverse logistics services revenue at Processors, which we acquired in March 1999, amounted to $70.6 million in 2000 compared to $43.6 million in 1999. Most of Processors' revenue growth came from extraordinary volumes from a major customer.

Freight Forwarding

      Worldwide includes our domestic and international freight forwarding businesses, LTD and, until early 2002, Asia. In August, 2000, Worldwide acquired LTD (formerly known as Ultimex Global Logistics PLC) a freight forwarder located in London, England.

      Worldwide's revenue increased by $2.9 million (a 1.1% increase) to $264.6 million from $261.7 million in 2000. Worldwide accounted for 10.8% of our 2001 consolidated revenue compared to 10.3% in 2000. The increase was derived primarily from a $15.3 million increase generated in Asia and a $23.6 million increase at LTD (LTD's results in 2000 were included in our results


                                                         2001 ANNUAL REPORT |17|
from its acquisition date in early September 2000) offset by a $36.0 million decrease in Worldwide's domestic freight forwarding business caused in part by a slowing economy and further impacted by air freight capacity constraints suffered after the terrorists attack on September 11, 2001. At the beginning of 2001, Worldwide came under the leadership of a new management team whose challenges were to implement a single freight management system from the seven systems that were present when the various Worldwide businesses were acquired and to reduce operating expenses. At the outset, our management expected that this challenge would require approximately two years to accomplish. Worldwide implemented its new freight management system in early January 2002. The operating loss of $18.2 million (an operating ratio of 106.9%) in 2001 compares to an operating loss of $4.1 million and an operating ratio of 101.6% in 2000. Our domestic and international freight forwarding business lost $16.5 million in 2001. Included in this loss is a third quarter pre-tax charge of $5.9 million relating to severance and other expenses as Worldwide downsized operations due to decreased revenue, brought on by the current business environment, and expenses associated with the implementation of a new freight management system. Our domestic and international freight forwarding businesses' gross profit margins (revenue minus cost of sales) declined to 18.3% in 2001 compared to 21.9% in 2000. LTD recorded an operating profit of $1.1 million in 2001, its first full year of operations. Asia lost $2.8 million (before additional minority interest losses of $1.1 million) in 2001.

      Worldwide's 2000 revenue increased by $36.7 million (a 16.3% increase) to $261.7 million from $225.0 million in 1999. Worldwide accounted for 10.3% of our 2000 consolidated revenue compared to 10.1% in 1999. The increase was derived primarily from $11.7 million generated in Asia's first full year of operations and $9.3 million generated from LTD; neither of which was included in 1999 revenue. Operating profits decreased by $12.3 million from an operating profit of $8.2 million to an operating loss of $4.1 million. Asia lost $3.8 million (before minority interest of 50%) in 2000 as it completed its expansion of offices throughout twelve countries in Asia. Our domestic freight forwarding business lost $0.5 million in 2000 due mainly to deteriorations in domestic freight volumes and related margins along with added expenses in information technology infrastructure in combining seven freight management systems into a single viable system.

      We announced on January 18, 2002 that we had relinquished our interest in Asia. A one-time payment of $10 million was made to Asia Challenge, Ltd., a Hong Kong-based logistics company and Worldwide's former joint venture partner. We also provided $6 million in loans to Asia. Income from operations will be reduced by approximately $13 million in the first quarter of 2002 as a result of this transaction. Asia will continue to act as agent on the continent of Asia for Worldwide and LTD. In addition, Worldwide will continue to act as agent for Asia in the US and LTD will act as agent for Asia in LTD's territories (mainly the United Kingdom).

Corporate and Other

      Included in our Corporate and other costs are amortization of goodwill and other intangible assets, executive and Corporate management expenses, our Corporate information ("IT") costs and our self insurance programs.

      Our amortization of intangible assets amounted to $7.7 million, $6.8 million, and $6.5 million, respectively, in 2001, 2000 and 1999. As a result of our commitment to continued significant investment in IT and the people that support this effort, our IT group's staff size has grown from 34 in 1999 to 45 in 2000 and to 119 at the end of 2001. Accordingly, its costs have risen from $2.3 million in 1999 to $3.5 million in 2000 and $7.5 million in 2001. The remainder of our Corporate costs have grown by $0.9 million in 2000 over 1999 and by $0.3 million in 2001 over 2000.

Other Income and Expense

      Interest expense for 2001 amounted to $21.5 million compared to $21.3 million in 2000. Our average outstanding debt in 2001 and 2000 was $261.5 million and $270.2 million, respectively. In 2001, we had $250 million in outstanding notes at fixed rates of interest. In 2000, we had outstanding notes at fixed rates of interest until the end of April amounting to $200 million. In late April 2000, we replaced $100 million of notes having a fixed interest rate of 65/8% with $150 million of notes with an 81/2% fixed interest rate. In 2001, we had nominal drawings under our revolving line of credit and our other uncommitted facilities compared to 2000 when the monthly average drawings under the revolving line of credit and the uncommitted lines of credit amounted to $29.1 million.

      Interest income for 2001 amounted to $2.3 million compared to $0.9 million in 2000. At the end of 2001, we were successful in recovering interest income of $1.2 million from a settlement of a tax litigation case. Due to the slowing economy and our managed reduction in capital spending in 2001, we had cash invested in interest bearing instruments during most of 2001. At the end of 2001, we had $63.3 million in interest bearing investments.

      Our principal debts are $150 million in 81/2% guaranteed notes, issued April 25, 2000 and $100 million in 61/2% guaranteed notes, issued May 1, 1999. In addition to these notes, during 2001 we had nominal borrowings under our $200 million revolving credit facility that expires in 2002. The average interest rate on our bank debt for 2001 was approximately 6.3% compared to 6.6% in 2000. We had no borrowings under our revolving credit facility or uncommitted lines of credit since the second quarter of 2001.


|18|  USFREIGHTWAYS

      Interest expense for 1999 amounted to $14.0 million and interest income was $1.1 million. The average amount of outstanding debt in 1999 was $197.2 million

      Other, net in 2001 amounted to a $0.5 million loss compared to a loss in 2000 of $0.6 million. The year 2000 Other, net has been restated from an originally reported gain of $2.5 million as gains on sales of terminals owned by Holland and Reddaway, amounting to $3.1 million were reclassified into operating income consistent with industry practice.

Outlook--Unknown Trends or Uncertainties

      While we believe that the current economic downturn is largely cyclical, we also expect it to continue as least through the first half of 2002. We plan to monitor capital spending and cash flow as well as continue strict controls over spending and operating costs.

      Actual results for 2002 will depend upon a number of factors, including the extent and duration of the current economic downturn, our ability to maintain freight rates as competitors increase their pricing pressures, and our ability to increase our market share as we maintain our levels of service and at the same time introduce new service products.

LIQUIDITY AND CAPITAL RESOURCES

      We generated $178.6 million in cash flows from operating activities during 2001. While our net income decreased during 2001 compared to 2000, lower revenue resulted in our having lower working capital requirements, and this contributed approximately $54 million to our cash flow from operations. Net cash flows after financing activities was a positive $74.3 million resulting in our having $79.5 million in cash and equivalents on hand at the end of 2001. Capital expenditures during the year amounted to $93.9 million, of which $11.3 million was for revenue equipment, $47.3 million for terminals, $22.7 million for IT and communications equipment, $12.6 million for other assets, and $0.4 million to purchase the assets of a former independent contractor of Worldwide. Capital expenditures for 2000 amounted to $193.2 million, of which $120.9 million was for revenue equipment, $42.6 million was for terminals, $ 17.5 million for IT and communications gear and $12.4 million for other assets plus $16.4 million was paid for the acquisitions of Tri-Star Transportation, Inc. and Ultimex Global Logistics PLC. In light of the current economic conditions, we expect that capital expenditures during the year ending December 31, 2002 will approximate $100 million to $150 million, before any acquisitions.

      On January 31, 2000, we filed a Form S-3 shelf registration statement that allowed for the sale of up to $400 million in additional guaranteed notes of which $250 million is available for issuance as of December 31, 2001.

      On April 25, 2000, we issued $150 million of 81/2% unsecured guaranteed notes that are due April 15, 2010. Net proceeds from the sale of the notes amounted to $149 million. We used $100 million of the net proceeds to pay off our 65/8% notes that matured on May 1, 2000. Interest on all of our notes is paid semiannually. The notes may be redeemed prior to maturity and have no sinking fund requirements. If the notes are redeemed prior to maturity, the purchase price is the greater of (1) 100% of the principal amount of the guaranteed notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments on such guaranteed notes, discounted to the redemption date, on a semiannual basis at the treasury rate plus 37.5 basis points, plus accrued interest.

      We issued unsecured guaranteed notes of $100 million on May 1, 1999 that are due May 1, 2009 and bear interest at 61/2%, payable semiannually. Net proceeds from the sale of the notes amounted to $98.5 million. The notes may be redeemed prior to maturity and have no sinking fund requirements. If the notes are redeemed prior to maturity, the purchase price is the greater of (1) 100% of the principal amount of the guaranteed notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments on such guaranteed notes, discounted to the redemption date, on a semiannual basis at the treasury rate plus 37.5 basis points plus accrued interest.

      Our guaranteed notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by all our direct and indirect domestic subsidiaries (the "Subsidiary Guarantors"). We are a holding company and during the periods presented substantially all of the assets of the Subsidiary Guarantors, and substantially all of our operations were conducted by the Subsidiary Guarantors. Accordingly, the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors were substantially equivalent to the assets, liabilities, earnings and equity shown in our consolidated statements. We believe that separate financial statements of our Subsidiary Guarantors, and other disclosures relating to them, are not meaningful or material to our investors.

      In addition to our notes mentioned above, we have a $200 million revolving credit facility with a syndicate of commercial banks. The facility expires in November 2002 and allows up to $100 million for standby letters of credit to cover our self- insurance program, and has optional pricing of interest rates, including LIBOR or prime base rates. The facility has an annual fee and contains customary financial covenants including maintenance of minimum net worth and funded debt to cash flow. During 2001, all borrowings were drawn at LIBOR base rates, with a weighted-average interest rate for the year of 6.3%, excluding fees charged on the facility. We have had no borrowings under this facility since April 2001. At December 31, 2001 we had


                                                         2001 ANNUAL REPORT |19|
no borrowings and had $58.2 million in outstanding letters of credit under this facility. We expect to have a similar revolving credit facility in place prior to the current facility's expiration.

      In addition to the revolving credit facility, we maintain three uncommitted lines of credit, which provide $40 million of short-term funds at rates approximating LIBOR. These facilities are used with a centralized cash management system to finance our short-term working capital needs, which allows us to maintain minimal cash balances. At December 31, 2001, we had no borrowings under these uncommitted facilities.

      We believe cash flows from operating activities and funding from our revolving credit facilities are adequate to finance our anticipated business activity in 2002.

      At December 31, 2001, we had commitments to purchase approximately $8.5 million in land and improvements, $5.0 million for transportation equipment and $1.5 million for other equipment.

      During 2000, we repurchased approximately 1 million of our shares under two repurchase programs authorized by our board of directors. The average repurchase price was approximately $24 per share. At December 31, 2001, we have authorization to purchase an additional 0.5 million shares.

      During 2001, we declared cash dividends of $9.8 million.

      Following is a table of our Contractual Cash Obligations as of December 31, 2001 (See also Notes 2 and 3 to the Consolidated Financial Statements on pages 29-30 of this Form 10-K):

----------------------------------------------------------------------------------------------------------------------------
                                                                         Payments Due by Period
----------------------------------------------------------------------------------------------------------------------------
                                                              Less than            2-3               4-5            After 5
Contractual Obligations                        Total           1 Year             Years             Years            Years
----------------------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Long-Term Debt                               $253,811          $  1,037          $   936           $ 1,838         $250,000
Operating Leases                               85,122            25,609           37,796            15,008            6,709
                                             -------------------------------------------------------------------------------
Total Contractual Cash Obligations           $338,933          $ 26,646          $38,732           $16,846         $256,709
                                             -------------------------------------------------------------------------------

      Following is a table of our Other Commercial Commitments as of December 31, 2001 (See also Note 3 to Consolidated Financial Statements on pages 29-30 of this Form 10-K):

---------------------------------------------------------------------------------------------------------------------------
                                                               Amount of Commitment Expiration Per Period
---------------------------------------------------------------------------------------------------------------------------
Other Commercial                           Total Amounts       Less than            2-3              4-5            Over 5
Commitments                                  Committed          1 Year             Years            Years            Years
---------------------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Lines of Credit (1)                          $200,000          $200,000
Standby Letters of Credit (2)                  58,177            58,177
Purchase Commitments                           14,921            14,921
                                             -------------------------------------------------------------------------------
Total Commercial Commitments                 $273,098          $273,098
                                             -------------------------------------------------------------------------------

(1)   We had no drawings under this facility as of December 31, 2001.

(2) The standby letters of credit are a part of our $200,000 line of credit facility that, in total, allows for up to $100,000 in standby letters of credit.

RECENT ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" in July 2001. Among other provisions in these two statements, all future business combinations will be accounted for using the purchase method of accounting and use of the pooling-of-interest method is prohibited. For acquisitions completed after July 1, 2001, goodwill will not be amortized. In addition, effective January 1, 2002, previously recorded goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to impairment tests annually. We adopted SFAS No. 142 on January 1, 2002. As such, goodwill will no longer be amortized beginning in 2002. For the year ended December 31, 2001, we recorded goodwill amortization of $7.4 million.

      Additionally, at December 31, 2001, we have recorded goodwill of $173.9 million. As a result of this new standard, we will be required to record an impairment charge of $70 million at Worldwide, our freight forwarding segment, that will be shown as a cumulative effect of change in accounting principle as of January 1, 2002.


|20|  USFREIGHTWAYS

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to our present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The standard is effective for 2003. We are currently reviewing the requirements of this new standard and have not as of yet determined the impact, if any, on our financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also revised standards for the reporting of discontinued operations. The standard is effective for 2002 and generally is to be applied prospectively. Although we are currently reviewing the requirements of this new standard, we do not expect that its implementation will have a material impact on our financial position or results of operations.

SELF-INSURANCE

      In the normal course of our operations, we incur claims for cargo loss and damage, bodily injury, property damage and workers' compensation. We are effectively self-insured for up to $2 million per occurrence for cargo loss and damage, bodily injury and property damage, and for up to $1 million per occurrence for workers' compensation claims. We obtain customary third-party insurance for exposures in excess of these self-insured limits. As of December 31, 2001, we had recorded a total liability of approximately $114 million with respect to these exposures. We regularly evaluate the adequacy of our reserves using statistical methods based on historical claims experience to estimate the ultimate value for incidents incurred that may result in claims to us. While there is a risk the ultimate outcome of these incidents could differ from the reserve recorded, we believe the outcome of these matters is not expected to have any material adverse effect on the financial position or results of our operations.

OTHER LITIGATION AND CLAIMS

      We use underground storage tanks at certain terminal facilities and maintain a comprehensive policy of testing, upgrading, replacing and eliminating these tanks to protect the environment and comply with various Federal and state laws. Whenever any contamination is detected, we take prompt remedial action to remove the contaminants. We believe the total costs related to all known incidents have been provided for in our financial statements and we are not aware of any potential contamination incidents that would have a material adverse effect on our financial position or results of operations.

RELATED PARTIES

      William N. Weaver, Jr., one of our directors, is a member of the law firm of Sachnoff & Weaver, Ltd. an Illinois professional corporation. Sachnoff & Weaver, Ltd. has acted and continues to act as outside counsel to us with regard to certain matters. Legal fees billed to us for these services are at market rates.

      Anthony J. Paoni, one of our directors, is a member of DiamondCluster International, Inc., an Illinois corporation. DiamondCluster International, Inc. has acted as a consultant to us with regard to certain matters, and we have paid consulting fees for services rendered. Consulting fees billed to us for these services are at market rates.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to the impact of interest rate changes. Our exposure to changes in interest rates is limited to borrowings under our line of credit that has variable interest rates tied to the LIBOR rate. The weighted-average annual interest rates on borrowings under this credit agreement were 6.3% and 6.3% in 2001 and 2000 respectively. In addition, we have $150 million of unsecured notes with an 81/2% fixed annual interest rate and $100 million of unsecured notes with a 61/2% fixed annual interest rate at December 31, 2001. We estimate that the fair value of the notes approximated their carrying value at December 31, 2001. We have no hedging instruments. From time to time, we invest excess cash in overnight money market accounts.


                                                         2001 ANNUAL REPORT |21|

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

The Board of Directors and Stockholders of
USFreightways Corporation:

      We have audited the accompanying consolidated balance sheets of USFreightways Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referenced to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USFreightways Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

      Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule included in Item 14 (a) (2), is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


/s/ Arthur Andersen LLP

Arthur Andersen LLP
Chicago, Illinois
January 25, 2002


|22|  USFREIGHTWAYS

CONSOLIDATED BALANCE SHEETS
As of December 31, 2001 and December 31, 2000
(Thousands of dollars, except per share amounts)

-----------------------------------------------------------------------------------------------------------
December 31,                                                                         2001           2000
-----------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash                                                                           $    79,534    $     5,248
  Accounts receivable, less allowances of $14,348 and $11,168                        295,876        323,517
  Operating supplies and prepaid expenses                                             32,031         31,977
  Deferred income taxes                                                               38,809         35,619
                                                                                 --------------------------
Total current assets                                                                 446,250        396,361
Property and equipment:
  Land                                                                               113,887         99,330
  Buildings and leasehold improvements                                               270,446        243,501
  Equipment                                                                          868,254        877,240
  Other                                                                              103,616         86,644
                                                                                 --------------------------
                                                                                   1,356,203      1,306,715
  Less accumulated depreciation                                                     (623,683)      (556,230)
                                                                                 --------------------------
Total property and equipment                                                         732,520        750,485
Intangible assets, net of accumulated amortization of $46,770 and $39,053            174,724        181,978
Other assets                                                                          25,170         22,250
                                                                                 --------------------------
                                                                                 $ 1,378,664    $ 1,351,074
                                                                                 ==========================
Liabilities and Stockholders' Equity
Current liabilities:
  Current debt                                                                   $     1,037    $    28,991
  Accounts payable                                                                    89,979         90,741
  Accrued salaries, wages and benefits                                                90,497         90,077
  Accrued claims and other                                                            84,198         82,366
                                                                                 --------------------------
Total current liabilities                                                            265,711        292,175
Long-term debt, less current maturities                                                2,774         10,137
Notes payable                                                                        250,000        250,000
Accrued claims and other                                                              77,055         75,948
Deferred income taxes                                                                 93,617         87,099
                                                                                 --------------------------
                                                                                     689,157        715,359
Minority interest                                                                      1,855            539
Stockholders' equity:
  Cumulative preferred stock, $0.01 par value per share:
    20,000,000 authorized, none issued                                                    --             --
  Common stock, $0.01 par value per share: 80,000,000 authorized,
    26,766,454 and 26,746,454 issued and 26,678,038 and 25,881,778 outstanding           267            258
  Paid in capital                                                                    270,936        265,634
  Retained earnings                                                                  418,585        390,040
  Treasury stock, 88,416 and 864,676 shares                                           (1,796)       (20,571)
  Accumulated other comprehensive loss                                                  (340)          (185)
                                                                                 --------------------------
Total stockholders' equity                                                           687,652        635,176
                                                                                 --------------------------
                                                                                 $ 1,378,664    $ 1,351,074
                                                                                 ==========================

See accompanying notes to consolidated financial statements.


                                                         2001 ANNUAL REPORT |23|

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2001, December 31, 2000 and December 31, 1999 (Thousands of dollars, except per share amounts)

---------------------------------------------------------------------------------------------------
Year                                                        2001            2000            1999
---------------------------------------------------------------------------------------------------
Revenue:
  LTL Trucking                                         $  1,816,204    $  1,913,675    $  1,750,309
  TL Trucking                                               100,439          86,317          44,715
  Logistics                                                 277,393         276,958         206,881
  Freight Forwarding                                        264,611         261,749         225,010
  Corporate and other                                            --              --              --
                                                       --------------------------------------------
                                                          2,458,647       2,538,699       2,226,915
                                                       --------------------------------------------
Operating expenses:
  LTL Trucking                                            1,707,584       1,737,055       1,578,399
  TL Trucking                                                97,552          81,646          41,568
  Logistics                                                 266,208         260,278         190,008
  Freight Forwarding                                        282,804         265,830         216,835
  Corporate and other                                        18,816          13,578          11,237
                                                       --------------------------------------------
                                                          2,372,964       2,358,387       2,038,047
                                                       --------------------------------------------
Income from operations                                       85,683         180,312         188,868
                                                       --------------------------------------------
Non-operating income (expense):
  Interest expense                                          (21,469)        (21,282)        (14,003)
  Interest income                                             2,292             894           1,129
  Other, net                                                   (462)           (572)           (414)
                                                       --------------------------------------------
Total non-operating expense                                 (19,639)        (20,960)        (13,288)
                                                       --------------------------------------------
Net income before income taxes and minority interest         66,044         159,352         175,580
Income tax expense                                          (26,556)        (64,262)        (71,340)
Minority interest                                            (1,100)          1,708              --
                                                       --------------------------------------------
Net income                                             $     38,388    $     96,798    $    104,240
                                                       ============================================
Average shares outstanding--basic                        26,309,107      26,337,734      26,416,631
Average shares outstanding--diluted                      26,765,861      26,828,046      26,478,479

Basic earnings per common share                        $       1.46    $       3.68    $       3.95
                                                       ============================================
Diluted earnings per common share                      $       1.43    $       3.61    $       3.79
                                                       ============================================

See accompanying notes to consolidated financial statements.


|24|  USFREIGHTWAYS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 2001, December 31, 2000 and December 31, 1999 (Thousands of dollars, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Accumulated
                                                                                       Compre-        Other         Total
                                         Common     Paid in    Retained    Treasury    hensive    Comprehensive  Stockholders'
                                          Stock     Capital    Earnings      Stock     Income          Loss         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998                 $ 265    $ 253,542   $ 208,662   $ (3,335)                               $ 459,134
Net income                                   --           --     104,240         --    $104,240                      104,240
                                                                                       --------
Dividends declared                           --           --      (9,870)        --                                   (9,870)
Employee stock
  transactions and other                     --        2,539          --      2,816                                    5,355
                                          ----------------------------------------------------------------------------------
Balance December 31, 1999                 $ 265    $ 256,081   $ 303,032   $   (519)                               $ 558,859
Net income                                   --           --      96,798         --    $ 96,798                       96,798
Unrealized loss on foreign
  currency transactions                                                                    (185)         (185)          (185)
                                                                                       --------
Comprehensive income                                                                   $ 96,613
                                                                                       ========
Dividends declared                           --           --      (9,790)        --                                   (9,790)
Employee stock transactions
  and other                                  (7)       9,553          --      2,880                                   12,426
Repurchase of common stock                   --           --          --    (22,932)                                 (22,932)
                                          ----------------------------------------------------------------------------------
Balance December 31, 2000                 $ 258    $ 265,634   $ 390,040   $(20,571)                     (185)     $ 635,176
Net income                                   --           --      38,388         --    $ 38,388                       38,388
Unrealized loss on
  foreign currency transactions                                                            (155)         (155)          (155)
                                                                                       --------
Comprehensive income                                                                   $ 38,233
                                                                                       ========
Dividends declared                           --           --      (9,843)        --                                   (9,843)
Employee stock transactions and other         9        5,302          --     18,775                                   24,086
                                          ----------------------------------------------------------------------------------
Balance December 31, 2001                 $ 267    $ 270,936   $ 418,585   $ (1,796)                 $   (340)     $ 687,652
                                          ==================================================================================

See accompanying notes to consolidated financial statements.


                                                         2001 ANNUAL REPORT |25|

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2001, December 31, 2000, and December 31,1999 (Thousands of dollars, except per share amounts)

--------------------------------------------------------------------------------------------------------------
Year                                                                        2001          2000          1999
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income from continuing operations                                  $  38,388     $  96,798     $ 104,240
  Reconciliation to net cash provided by operating activities:
    Depreciation and amortization                                          110,601       111,822        95,312
    Gains from sale of property and equipment                               (2,154)       (6,264)       (1,958)
    Deferred taxes                                                           3,328        10,899         4,506
    Changes in assets and liabilities excluding acquisitions:
      Accounts receivable                                                   27,641       (20,434)      (63,651)
      Other current assets                                                     (54)       (3,841)       (3,691)
      Accounts payable                                                        (762)       (4,282)        7,707
      Accrued liabilities                                                    3,296         2,721        18,311
      Other, net                                                            (1,668)          469         2,845
                                                                         -------------------------------------
Net cash provided by operating activities                                  178,616       187,888       163,621
                                                                         -------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                     (93,900)     (193,159)     (202,474)
  Proceeds from sale of property and equipment                              11,135        16,462         4,933
  Acquisitions                                                                (398)      (16,419)      (50,666)
                                                                         -------------------------------------
Net cash used in investing activities                                      (83,163)     (193,116)     (248,207)
                                                                         -------------------------------------
Cash flows from financing activities:
  Dividends paid                                                            (9,781)       (9,847)       (9,849)
  Proceeds from issuance of common stock                                    23,931         8,207         5,355
  Repurchase of common stock                                                    --       (22,932)           --
  Net proceeds from sale of notes                                               --       149,025        98,452
  Proceeds from long-term bank debt                                          5,000        90,000       155,000
  Payments on long-term bank debt                                          (40,317)     (210,839)     (163,058)
                                                                         -------------------------------------
Net cash provided by financing activities                                  (21,167)        3,614        85,900
                                                                         -------------------------------------
Net increase (decrease) in cash                                             74,286        (1,614)        1,314
Cash at beginning of year                                                    5,248         6,862         5,548
                                                                         -------------------------------------
Cash at end of year                                                      $  79,534     $   5,248     $   6,862
                                                                         =====================================
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                             $  20,277     $  17,981     $  12,348
    Income taxes                                                            25,680        52,524        66,782
  Non-cash transactions: equity, notes issued and debt
    assumed in connection with acquisitions                              $     106     $   9,769     $   1,388
                                                                         -------------------------------------

See accompanying notes to consolidated financial statements.


|26|  USFREIGHTWAYS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Overview

      USFreightways Corporation ("USF"), a Delaware corporation, is a full service provider of transportation services and innovative logistics solutions. This is accomplished through our operating subsidiaries. In the regional less-than-truckload ("LTL") segment, our carriers provide overnight and second-day delivery throughout the United States ("US") and into Canada. In our truckload ("TL") segment, we offer premium regional and national truckload ("TL") services. Our logistics segment provides integrated supply chain solutions, value-added logistics solutions, reverse logistics services and complete warehouse fulfillment services to its customers. In our freight forwarding segment, we provide domestic and international freight forwarding, import and export air and ocean services.

Basis of Presentation

      Our consolidated financial statements include the accounts of USFreightways and our wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. Our consolidated statements of operations for prior years have been reclassified to conform with the current presentation.

Revenue Recognition

      Revenue for LTL and TL operations is recognized when freight is picked up from the customer. Freight forwarding transportation revenue is recognized at the time freight is tendered to a direct carrier at origin. All other freight forwarding revenue, including breakbulk services, customs brokerage and warehousing is recognized upon performance. Logistics revenue from warehousing is recognized under the terms of the various contracts and revenue from dedicated fleet shipments is recognized upon delivery, which is generally the same day as the pickup. In all cases, estimated expenses of performing the total transportation services are accrued concurrently with the revenue recognition.

Cash

      We consider demand deposits and highly liquid investments purchased with original maturities of three months or less as cash.

Property and equipment

      Purchases of property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over periods ranging from three to twelve years for the majority of equipment and 30 years for buildings. Maintenance and repairs are charged to operations currently, while expenditures that add to the life of the equipment are capitalized. When revenue equipment is disposed of, a gain or loss is recognized.

      We continually evaluate whether events and circumstances have occurred that indicate our long-lived assets may not be recoverable. When factors indicate that our assets should be evaluated for possible impairment, we use an estimate of the related undiscounted future cash flows over the remaining lives of assets in measuring whether or not an impairment has occurred. If an impairment were identified, a loss would be reported to the extent that the carrying value of the related assets exceeded the fair value of those assets as determined by valuation techniques available in the circumstances.

Intangible assets

      These costs primarily represent goodwill that through December 31, 2001, was amortized on a straight-line basis up to 40 years. The carrying value of goodwill is reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted future operating cash flows. No reduction of the carrying value has been required for any year presented.

Earnings Per Share

      Basic earnings per share are calculated on net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by this weighted-average number of common shares outstanding plus the shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares for the period. Unexercised stock options, calculated under the treasury stock method, are the only reconciling items between our basic and diluted earnings per share. The number of options, included in the denominator, used to calculate diluted earnings per share are 456,754, 490,312 and 1,061,848 for the years 2001, 2000, and 1999 respectively.


                                                         2001 ANNUAL REPORT |27|

(Thousands of dollars, except per share amounts)

Foreign Currency Translation

      The financial statements of our foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. The resulting cumulative translation adjustments, at December 31, 2001 of ($340), are included in our total stockholders' equity.

Use of Estimates

      Our management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the US. Actual results could differ from those estimates.

New Accounting Standards

      The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" in July 2001. Among other provisions in these two statements, all future business combinations will be accounted for using the purchase method of accounting and use of the pooling-of-interest method is prohibited. For acquisitions completed after July 1, 2001, goodwill will not be amortized. In addition, effective January 1, 2002, previously recorded goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to impairment tests annually. We adopted SFAS No. 142 on January 1, 2002. As such, goodwill will no longer be amortized beginning in 2002. For the year ended December 31, 2001, we recorded goodwill amortization of $7,400.

      Additionally, at December 31, 2001, we have recorded goodwill of $173,900. As a result of this new standard, we will be required to record an impairment charge of $70,000 at Worldwide, our freight forwarding segment, that will be shown as a cumulative effect of change in accounting principles as of January 1, 2002.

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The standard is effective for 2003. We are currently reviewing the requirements of this new standard and have not yet determined its impact, if any, on our financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also revises standards for the reporting of discontinued operations. The standard is effective for 2002 and generally is to be applied prospectively. We are currently reviewing the requirements of this new standard, but we do not expect implementation to have a material impact on our financial position or results of operations.


|28|  USFREIGHTWAYS

(Thousands of dollars, except per share amounts)

(2) OPERATING LEASES

      We lease certain terminals, warehouses, vehicles and data processing equipment under long-term lease agreements that expire in various years predominantly through 2010, with one de minimus lease expiring in 2039.

      The following is a schedule of future minimum rental payments on leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2001.

-------------------------------------------------------------------------------
Year                                                                   Payments
-------------------------------------------------------------------------------
2002                                                                   $25,609
2003                                                                    22,266
2004                                                                    15,530
2005                                                                    10,020
2006                                                                     4,988
Subsequent years                                                         6,709
                                                                       -------
                                                                       $85,122
                                                                       =======

      Rental expense in our accompanying consolidated statements of operations for 2001, 2000, and 1999 was $35,473, $35,798 and $29,667, respectively.

(3) LONG-TERM DEBT

     Long-term debt consists of the following:

--------------------------------------------------------------------------------
December 31,                                            2001              2000
--------------------------------------------------------------------------------
Unsecured notes (a)                                   $250,000          $250,000
Unsecured lines of credit (b)                               --            31,100
Other                                                    3,811             8,028
                                                       253,811           289,128
                                                      --------------------------
Less current maturities                                  1,037            28,991
                                                      --------------------------
                                                      $252,774          $260,137
                                                      ==========================

(a) We issued guaranteed unsecured notes of $150,000 on April 25, 2000 that are due April 15, 2010 and bear interest at 8 1/2%, payable semi-annually. The notes are subject to redemption in whole or part any time prior to maturity and have no sinking fund requirements. We also issued guaranteed unsecured notes of $100,000 on May 1, 1999 that are due May 1, 2009 and bear interest at 6 1/2%, payable semi- annually. The notes are subject to redemption in whole or part any time prior to maturity and have no sinking fund requirements. Based upon our incremental borrowing rates for similar types of borrowing arrangements, the fair value of the notes at December 31, 2001 was approximately $250,000.

      Our guaranteed notes are fully and unconditionally guaranteed, on a joint and several basis, on an unsecured senior basis, by all our direct and indirect domestic subsidiaries (the "Subsidiary Guarantors"). We are a holding company and during the period presented substantially all of the assets of the Subsidiary Guarantors, and substantially all of our operations were conducted by the Subsidiary Guarantors. Accordingly, the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors were substantially equivalent to the assets, liabilities, earnings and equity shown in our consolidated statements. Our management believes that separate financial statements of our Subsidiary Guarantors, and other disclosures relating to them, are not meaningful or material to investors.

      On January 31, 2000, we filed a Form S-3 shelf registration statement that allowed for the sale of up to $400,000 in additional guaranteed notes. As of December 31, 2001 $250 million of notes may be issued under this shelf registration statement.

(b) We have a $200,000 revolving credit facility through a syndicate of commercial banks. The facility expires in 2002 and allows up to $100,000 for standby letters of credit to cover our self-insurance program, and has optional pricing of interest rates, including LIBOR or Prime base rates. The facility has an annual fee and contains customary financial covenants including maintenance of minimum net worth and funded debt to cash flow. During 2001, all borrowings were drawn at LIBOR base rates, with a weighted-average interest rate for the year of 6.3%, excluding fees charged on the facility. At December 31, 2001, we had no borrowings and had $58,177 outstanding letters of credit under this facility. In addition to our revolving credit facility, we maintain three uncommitted lines of credit, which provide $40,000 short-term funds at rates approximating LIBOR. These facilities are used in concert with a centralized cash management system to finance our short-term working capital needs; thereby enabling us to maintain minimal cash balances. At December 31, 2001, we had no borrowings under these uncommitted facilities.


                                                         2001 ANNUAL REPORT |29|

(Thousands of dollars, except per share amounts)

      The aggregate annual maturities of our debt at December 31, 2001 are as follows:

--------------------------------------------------------------------------------
Year                                                                      Amount
--------------------------------------------------------------------------------
2002                                                                    $  1,037
2003                                                                         629
2004                                                                         307
2005                                                                       1,838
2006                                                                          --
Subsequent years                                                         250,000
                                                                        --------
                                                                        $253,811
                                                                        ========

(4) INCOME TAXES

      A reconciliation of the statutory Federal income tax rate with our effective income tax rate is as follows:

--------------------------------------------------------------------------------
Year                                                2001       2000       1999
--------------------------------------------------------------------------------
Federal income tax at statutory rate (35%)         $22,730   $ 56,371    $61,453
State income tax, net of federal tax benefit         1,091      6,646      7,136
Goodwill amortization                                1,860      1,649      1,536
Other                                                  875       (404)     1,215
                                                   -----------------------------
Total income tax expense                           $26,556   $ 64,262    $71,340
                                                   =============================

      The components of our provision for income taxes are as follows:

--------------------------------------------------------------------------------
Year                                         2001          2000          1999
--------------------------------------------------------------------------------
Current expense:
  Federal                                  $ 21,161       $43,285      $ 56,285
  State                                       2,067         8,094        10,549
                                           ------------------------------------
                                             23,228        51,379        66,834
                                           ------------------------------------
Deferred expense:
  Federal                                     3,717        10,752         7,800
  State                                        (389)        2,131        (3,294)
                                           ------------------------------------
                                           $  3,328       $12,883      $  4,506
                                           ------------------------------------
Total income tax expense                   $ 26,556       $64,262      $ 71,340
                                           ====================================

      The following is a summary of the components of our deferred tax assets and liabilities at December 31, 2001 and December 31, 2000:

--------------------------------------------------------------------------------
December 31,                                               2001          2000
--------------------------------------------------------------------------------
Deferred tax assets:
  Allowance for doubtful accounts
    and revenue adjustments                              $  1,520       $  4,289
  Deferred compensation                                     5,837          2,936
  Insurance and claims                                     42,841         40,139
  Vacation pay                                             10,833         10,283
  Other                                                     5,453          2,272
                                                         -----------------------
                                                         $ 66,484       $ 59,919
                                                         =======================
Deferred tax liabilities:
  Property and equipment, principally
    due to accelerated depreciation                      $121,292       $111,399
                                                         -----------------------
  Net deferred tax liabilities                           $ 54,808       $ 51,480
                                                         =======================


|30| USFREIGHTWAYS

(Thousands of dollars, except per share amounts)

(5) EMPLOYEE BENEFIT PLANS

      We maintain a salary deferral 401(k) plan covering substantially all of our employees who are not members of a collective bargaining unit and who meet specified service requirements. Contributions are based upon participants' salary deferrals and compensation and are made within Internal Revenue Service limitations. For 2001, 2000, and 1999, our contributions for these plans were $11,565, $10,907, and $9,536, respectively. We do not offer post-employment or post-retirement benefits.

      We contribute to several union-sponsored multi-employer pension plans. These plans are not administered by us, and contributions are determined in accordance with provisions of negotiated labor contracts. The Multi-employer Pension Plan Amendments Act of 1980 established a continuing liability to such union-sponsored pension plans for an allocated share of each plan's unfunded vested benefits upon substantial or total withdrawal by us or upon termination of the pension plans. To date, no withdrawal or termination has occurred or is contemplated. For 2001, 2000, and 1999, our contributions for these pension plans were $82,914, $84,269, and $72,536, respectively.

      We maintain a non-qualified deferred compensation plan for the benefit of a select group of our management. The purpose of the plan is to enhance our ability to attract and retain qualified management personnel by providing an opportunity to defer a portion of their compensation that cannot be deferred under our 401(k) plan.

      We maintain a supplemental executive retirement plan (defined contribution) to provide benefits to a select group of our management who contribute materially to our continued growth, development and future business. In 2001 and 2000, we contributed $1,600 and $1,500, respectively, to this plan. The plan did not exist in 1999. We have established a grantor trust (Rabbi Trust) to provide funding for benefits payable under our deferred compensation and supplemental executive retirement plans.

(6) COMMON STOCK

      We maintain an employee stock purchase plan, which provides for the purchase of an aggregate of not more than 900,000 shares of our common stock. Each eligible employee may designate the amount of regular payroll deductions, subject to a yearly maximum, that is used to purchase shares at 90% of the month-end market price. At December 31, 2001, 866,604 shares had been issued under this plan.

      We maintain stock option plans that provide for the granting of options to key employees and non-employee directors to purchase an aggregate of not more than 5,210,000 shares of our common stock. Stock options issued under these plans are exercisable for periods up to 10 years from the date an option is granted. At December 31, 2001 there were 827,943 shares available for granting under the plans.

      In 2001, 2000 and 1999, we issued 796,260, 337,002 and 209,632 common shares, respectively, through the exercise of stock options or the purchase, by employees, through our employee stock purchase program. In 2000, we repurchased, under two board authorized repurchase programs, 954,200 common shares in the open market for approximately $22,900.

      SFAS No. 123 ("Accounting for Stock Based Compensation") establishes a fair value based method of accounting for stock options. We have elected to continue using the intrinsic value method prescribed under APB 25 as permitted by SFAS No. 123. If we had elected to recognize compensation cost based on the fair value of the options granted at grant date, as prescribed by SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

--------------------------------------------------------------------------------
Year                                            2001          2000       1999
--------------------------------------------------------------------------------
Net income--as reported                        $38,388       $96,798   $104,240
Net income--pro forma                           33,670        90,531    100,681

Basic earnings per share--as reported             1.46          3.68       3.95
Basic earnings per share--pro forma               1.28          3.44       3.81

Diluted earnings per share--as reported           1.43          3.61       3.79
Diluted earnings per share--pro forma             1.26          3.44       3.66
--------------------------------------------------------------------------------

      As prescribed under SFAS No. 123, pro forma net income amounts presented above reflect only options granted after January 1, 1995 since compensation costs for options granted prior to that date are not considered. Compensation cost for options granted since January 1, 1995 is reflected over the options' vesting periods ranging from two to five years.


                                                         2001 ANNUAL REPORT |31|

(Thousands of dollars, except per share amounts)

      We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal years 2001, 2000, and 1999: dividend yield ranging from 0.93% to 1.19%; expected volatility ranging from 43.69% to 110.64%; risk-free interest rates at grant date ranging from 4.45% to 7.42%; and expected lives ranging from 4.28 to 4.53 years.

      A summary of the status of our stock option plans is presented below:

---------------------------------------------------------------------------------------------------------------------------
Year                                                2001                         2000                          1999
---------------------------------------------------------------------------------------------------------------------------
                                                  Weighted-average             Weighted-average              Weighted-average
                                        Shares     Exercise Price     Shares    Exercise Price     Shares     Exercise Price
---------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year       3,647,940       $27.75        3,276,890      $27.92        2,727,790       $24.13
Granted                                   65,000        30.85        1,347,500       25.81          693,000        41.05
Exercised                               (694,827)       24.91         (145,666)      23.08         (135,900)       17.94
Forfeited                               (359,000)       28.34         (830,784)      27.88           (8,000)       43.30
                                       ---------                     ---------                    ---------
Outstanding at end of year             2,659,113        28.48        3,647,940       27.75        3,276,890        27.92
                                       ---------                     ---------                    ---------
Options exercisable at year end        1,122,419        26.24        1,248,990       25.23          671,990        22.27
                                       =========                     =========                    =========
Weighted-average fair value of
  options granted during the year         $13.40                        $12.54                       $16.84
                                       ---------                     ---------                    ---------

     The following table summarizes information about stock options outstanding at December 31, 2001:

---------------------------------------------------------------------------------------------------------------------------
                                                     Outstanding Options                         Options Exercisable
---------------------------------------------------------------------------------------------------------------------------
                                            Weighted-average
                           Number               Remaining                                   Number
    Range of           Outstanding at       Contractual Life     Weighted-average       Exercisable at    Weighted-average
 Exercise Prices          12/31/01               (years)          Exercise Price           12/31/01        Exercise Price
---------------------------------------------------------------------------------------------------------------------------
  $13.83-15.00              60,150                0.96                $14.12                 60,150            $14.12
   19.63-24.94           1,376,063                6.90                 23.76                604,069             22.71
   25.88-27.69             345,000                8.23                 26.21                125,000             26.01
   30.50-37.75             442,400                7.08                 31.75                230,700             31.30
   42.88-46.63             435,500                7.76                 43.86                102,500             43.08
                         ---------                                                        ---------
                         2,659,113                7.11                 28.48              1,122,419             26.24
                         =========                ----                ------              =========            ------

      We have a stockholder rights plan designed to deter coercive takeover tactics and to prevent an acquiror from gaining control without offering a fair price to all of our stockholders. In the event of a non-permitted transaction, we would declare a distribution of one right for each share of common stock outstanding to our stockholders and generally to shares issuable under our stock option plans. In the event of a proposed takeover meeting certain conditions, the rights could be exercised by all holders other than the takeover bidder at an exercise price of half of the current market price of our common stock. This would have the effect of significantly diluting the holdings of the takeover bidder. These rights expire on February 3, 2004.

(7) COMMITMENTS AND CONTINGENCIES

      We are routinely involved in a number of legal proceedings and claims arising in the ordinary course of business, primarily involving claims for bodily injury and property damage incurred in the transportation of freight. The estimated liability for claims included in liabilities, both current and long-term, reflects the estimated ultimate cost of self-insured claims incurred, but not paid, for bodily injury, property damage, cargo loss and damage, and workers' compensation. We believe the outcome of these matters is not expected to have any material adverse effect on our consolidated financial position or results of our operations and have been adequately provided for in our financial statements.

      At December 31, 2001, we had capital purchase commitments of approximately $8,473 for land and improvements, $4,981 for transportation equipment, and $1,467 for other equipment.


|32| USFREIGHTWAYS

(Thousands of dollars, except per share amounts)

      We use underground storage tanks at certain terminal facilities and maintain a comprehensive policy of testing, upgrading, replacing or eliminating these tanks to protect the environment and comply with various Federal and state laws. Whenever any contamination is detected, we take prompt remedial action to remove the contaminants.

(8) RELATED PARTIES

      William N. Weaver, Jr., one of our directors, is a member of the law firm of Sachnoff & Weaver, Ltd. an Illinois professional corporation. Sachnoff & Weaver, Ltd. has acted and continues to act as outside counsel to us with regard to certain matters. Legal fees billed to us for these services are at market rates.

      Anthony J. Paoni, one of our directors, is a member of DiamondCluster, an Illinois corporation. DiamondCluster has acted as a consultant to us with regard to certain matters, and we have paid consulting fees for services rendered. Consulting fees billed to us for these services are at market rates.

(9) ACQUISITIONS

      During 2001, under the purchase method of accounting, we acquired the assets of J&J Management, Inc., a Michigan-based former independent contractor to Worldwide. Total consideration amounted to $504 of cash and debt incurred.

      During 2000, under the purchase method of accounting, we acquired all of the outstanding shares of Tri-Star Transportation, Inc., a Tennessee-based truckload carrier and Ultimex Global Logistics PLC, a London, England-based freight forwarder. Total consideration for the 2000 acquisitions amounted to $26,188 of cash and debt incurred.

(10) BUSINESS SEGMENTS

      We have five reportable business segments: our five regional LTL trucking companies, TL trucking, Logistics, Freight Forwarding and Corporate and other. Our LTL trucking group provides overnight and second-day delivery of general commodities throughout the US and into Canada. Our TL subsidiary provides premium regional and national TL services. Our logistics subsidiaries provide solutions to customers' logistics and distribution requirements. Our freight forwarding subsidiaries provide domestic and international air and ocean freight service through both exclusive and non-exclusive agents. The Corporate and other segment performs support activities to our operating segments including executive, information technology, corporate sales and various financial management functions. Our reportable business segments are managed separately because each business has differing customer requirements and differences in products and services offered.

      The accounting policies of our segments are the same as those described in the summary of significant accounting policies. Intangible assets are included in each segment's reportable assets, but the amortization of these intangible assets is not included in the determination of a segment's operating profit or loss. We evaluate performance based on profit or loss from operations before income taxes, interest, amortization of intangibles and other non-operating income (expenses).

--------------------------------------------------------------------------------
Year                                         2001          2000          1999
--------------------------------------------------------------------------------
Revenue
  LTL Group:
    Holland                               $  937,150    $1,001,250    $  914,920
    Reddaway                                 266,206       276,915       244,576
    Red Star                                 255,722       275,841       250,021
    Dugan                                    206,660       204,481       193,844
    Bestway                                  150,466       155,188       146,948
                                          --------------------------------------
      Total LTL Group                      1,816,204     1,913,675     1,750,309
  TL                                         100,439        86,317        44,715
  Logistics                                  277,393       276,958       206,881
  Freight forwarding                         264,611       261,749       225,010
  Corporate and other                             --            --            --
                                          --------------------------------------
Total Revenue                             $2,458,647    $2,538,699    $2,226,915
                                          ======================================


                                                         2001 ANNUAL REPORT |33|

(Thousands of dollars, except per share amounts)

--------------------------------------------------------------------------------
Year                                          2001        2000          1999
--------------------------------------------------------------------------------
Income From Operations
  LTL Group:
    Holland                                 $ 75,000    $109,485       $111,203
    Reddaway                                  24,855      33,483         28,221
    Red Star                                  (3,422)      8,905          7,275
    Dugan                                      4,619      10,554          8,678
    Bestway                                    7,568      14,193         16,533
                                            -----------------------------------
      Total LTL Group                        108,620     176,620        171,910
  TL                                           2,887       4,671          3,147
  Logistics                                   11,185      16,680         16,873
  Freight forwarding (1)                     (18,193)     (4,081)         8,175
  Corporate and other                        (11,099)     (6,735)        (4,744)
  Amortization of intangibles                 (7,717)     (6,843)        (6,493)
                                            -----------------------------------
Total Income from Operations                $ 85,683    $180,312       $188,868
                                            ===================================

(1) Includes a third quarter 2001 pre-tax charge of $5,900 relating to severance and other expenses as Worldwide downsized its operations due to decreased revenue, brought on by the current business environment, and expenses associated with the implementation of a new freight management system.

--------------------------------------------------------------------------------
Year                                           2001         2000         1999
--------------------------------------------------------------------------------
Assets
  LTL Group:
    Holland                                 $  424,054   $  462,469   $  433,887
    Reddaway                                   141,139      151,509      131,254
    Red Star                                   152,730      159,331      159,804
    Dugan                                       93,217       97,832       98,212
    Bestway                                     96,111       93,344       80,347
                                            ------------------------------------
      Total LTL Group                          907,251      964,485      903,504
  TL                                            77,426       83,287       44,054
  Logistics                                    151,223      143,684      129,809
  Freight forwarding                           146,308      144,551      126,111
  Corporate and other                           96,456       15,067        8,689
                                            ------------------------------------
Total Assets                                $1,378,664   $1,351,074   $1,212,167
                                            ====================================
Long Lived Asset Expenditures
  LTL Group:
    Holland                                 $   14,577   $   71,643   $  111,254
    Reddaway                                    10,682       24,613       17,511
    Red Star                                    10,177       15,489       13,788
    Dugan                                        4,415        8,826        9,932
    Bestway                                     13,111       15,935       16,982
                                            ------------------------------------
      Total LTL Group                           52,962      136,506      169,467
  TL                                             6,152       25,125       10,994
  Logistics                                     23,764       23,807       18,976
  Freight forwarding                             4,405        3,061        1,931
  Corporate and other                            6,617        4,660        1,106
                                            ------------------------------------
Total Long Lived Asset Expenditures         $   93,900   $  193,159   $  202,474
                                            ====================================


|34| USFREIGHTWAYS

(Thousands of dollars, except per share amounts)

--------------------------------------------------------------------------------
Year                                             2001         2000         1999
--------------------------------------------------------------------------------
Depreciation Expense

  LTL Group:
    Holland                                    $ 37,383     $ 43,021     $36,669
    Reddaway                                     12,523       12,710      12,048
    Red Star                                     10,599       10,095       9,748
    Dugan                                        10,064       11,402      10,857
    Bestway                                       6,358        6,199       5,540
                                               ---------------------------------
      Total LTL Group                            76,927       83,427      74,862
  TL                                              9,524        7,698       4,083
  Logistics                                      11,581       10,817       7,799
  Freight forwarding                              2,320        1,888       1,381
  Corporate and other                             2,532        1,149         694
                                               ---------------------------------
Total Depreciation Expense                     $102,884     $104,979     $88,819
                                               =================================

(11) QUARTERLY FINANCIAL INFORMATION (unaudited)

---------------------------------------------------------------------------------------------------------------------------------
Quarters                                 First              Second               Third              Fourth               Total
---------------------------------------------------------------------------------------------------------------------------------
2001
  Revenue                             $   621,393         $   623,872         $   618,580         $   594,802         $ 2,458,647
  Income from Operations                   19,811              24,284              21,928              19,660              85,683
  Net income                                8,451              11,423               9,731               8,783              38,388
  Net income per share--basic                0.32                0.44                0.37                0.33                1.46
  Net income per share--diluted              0.31                0.43                0.36                0.33                1.43
  Dividends declared per share             0.0933              0.0933              0.0933              0.0933              0.3733
  Market price per share              26.87-37.75         25.03-31.61         28.01-36.94         30.06-36.50         25.03-37.75

2000
  Revenue                             $   618,690         $   634,034         $   642,230         $   643,745         $ 2,538,699
  Income from Operations                   41,813              50,593              45,688              42,218             180,312
  Net income                               22,316              27,498              24,347              22,637              96,798
  Net income per share--basic                0.84                1.04                0.93                0.87                3.68
  Net income per share--diluted              0.81                1.01                0.92                0.87                3.61
  Dividends declared per share             0.0933              0.0933              0.0933              0.0933              0.3733
  Market price per share              28.25-45.94         24.56-46.62         20.75-33.75         19.37-30.08         19.37-46.62
---------------------------------------------------------------------------------------------------------------------------------

(12) SUBSEQUENT EVENT

      We announced on January 18, 2002 that we had relinquished our interest in USF Asia Group, Ltd., Worldwide's freight forwarding joint venture in Asia. A one-time payment of $10,000 was made to Asia Challenge, Ltd., a Hong Kong based logistics company and Worldwide's former joint venture partner. We also provided $6,000 in loans to Asia. Income from operations will be reduced by approximately $13,000 in the first quarter of 2002 as a result of this transaction.


                                                         2001 ANNUAL REPORT |35|

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

            PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information for directors is reported in our definitive proxy statement filed pursuant to Regulation 14A, and is incorporated by reference. The following table sets forth certain information as of December 31, 2001 concerning the registrant's executive officers:

--------------------------------------------------------------------------------
     NAME              AGE                         POSITION
--------------------------------------------------------------------------------
Samuel K. Skinner      63   President and Chief Executive Officer and Director
John A. Niemzyk        51   Senior Vice President & Chief Information Officer
Christopher L. Ellis   56   Senior Vice President, Finance & Chief
                                Financial Officer

      Samuel K. Skinner, 63, was appointed as our President and Chief Executive Officer on July 17, 2000, and has been a director of USF since December 1999. From October 1, 1998 to July 15, 2000, Mr. Skinner was a partner and Co-Chairman of the law firm of Hopkins & Sutter. From February 1, 1993 to April 1, 1998, he was President and a director of Commonwealth Edison Company and its parent company Unicom Corporation. Prior thereto, he served as Chief of Staff to the President of the United States. Prior to his White House service, Mr. Skinner served as US Secretary of Transportation for nearly three years. Prior to February 1989, he was a Senior Partner of the law firm of Sidley & Austin, where he served on the firm's executive committee.

      John A. Niemzyk, 51, was appointed as our Senior Vice President and Chief Information Officer on January 8, 2001. Mr. Niemzyk has 25 years of experience in information technology in both manufacturing and distribution industries. Prior to joining USF, Mr. Niemzyk was Vice President, Information Technology for Baxter International's Renal Division. From 1998 to 2000, Mr. Niemzyk was Vice President, Information Technology and Chief Information Officer for Favorite Brands International, Inc. From 1991 until 1997, Mr. Niemzyk held several senior positions with Norand Corporation with his last position being Vice President, Operations & Information Technology-Chief Information Officer.

      Christopher L. Ellis, 56, has been our Senior Vice President, Finance and Chief Financial Officer since June 1991.

ITEM 11--EXECUTIVE COMPENSATION

      This information is reported in our definitive proxy statement entitled "Management Compensation" and "Compensation Committee Interlocks and Insider Participation" respectively to be filed pursuant to Regulation 14A, and is incorporated by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      This information is reported in our definitive proxy statement entitled "Security Ownership of Principal Holders and Management" to be filed pursuant to Regulation 14A, and is incorporated by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      William N. Weaver, Jr., one of our directors, is a member of the law firm of Sachnoff & Weaver, Ltd. an Illinois professional corporation. Sachnoff & Weaver, Ltd. has acted and continues to act as outside counsel to us with regard to certain matters. Legal fees billed to us for these services are at market rates.

      Anthony J. Paoni, one of our directors, is a member of DiamondCluster International, Inc., an Illinois corporation. DiamondCluster International, Inc. has acted as a consultant to us with regard to certain matters, and we have paid consulting fees for services rendered in the amount of $690 thousand. Consulting fees billed to us for these services are at market rates.


|36| USFREIGHTWAYS

            PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)   (1) Financial Statements
      (2) Financial Statement Schedule:

         Schedule II--Valuation and Qualifying Accounts
         USFreightways Corporation
         Three Years ended December 31, 2001

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Additions
------------------------------------------------------------------------------------------------------------------------------------
                                                            Balance at  Charges to   Charged to                    Balance at
                                                             Beginning   Costs and      Other                        End of
         Description                                          of Year    Expenses     Accounts    Deductions (1)      Year
------------------------------------------------------------------------------------------------------------------------------------
                                                                                (Dollars in thousands)
         Year ended December 31,1999
           Accounts receivable allowances for revenue
             adjustments and doubtful accounts                $11,159     $35,206        $0           $35,742       $10,623

         Year ended December 31, 2000
           Accounts receivable allowances for revenue
             adjustments and doubtful accounts                $10,623     $41,859        $0           $41,314       $11,168

         Year ended December 31, 2001
           Accounts receivable allowances for revenue
             adjustments and doubtful accounts                $11,168     $46,987        $0           $43,807       $14,348
                                                              =======     =======        ==           =======       =======

(1)   Primarily uncollectable accounts written off net of recoveries

      (3)   Exhibits

            --------------------------------------------------------------------
            Exhibit
            Number                      Document Description
            --------------------------------------------------------------------

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

            3(b) Bylaws of USFreightways Corporation, as restated as of October 27, 2000 ( (incorporated by reference from Exhibit 3(b) to USFreightways Corporation Annual Report on Form 10-K for the year ended December 31, 2000).

            4(a) Indenture, dated as of May 5, 1999 among USFreightways Corporation, the Guarantors named therein and Bank One, Michigan, as Trustee (as the successor-in-interest to NBD
                  Bank) (incorporated by reference from Exhibit 4.1 to USFreightways Corporation Current Report on Form 8-K, filed on May 11, 1999).

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


                                                         2001 ANNUAL REPORT |37|

            --------------------------------------------------------------------
            Exhibit
            Number                      Document Description
            --------------------------------------------------------------------

            10(c) Stock Option Plan for Non-Employee Directors amended and restated as of April 28, 2000 (incorporated by reference from Exhibit 10(c) to USFreightways Corporation Annual Report on Form 10-K for the year ended December 31, 2000).

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

            10(l) Employment Agreement of Samuel K. Skinner dated as of June 5,
                  2000 (incorporated by reference from Exhibit 10.1 to USFreightways Corporation Quarterly Report on Form 10-Q for the quarter ended July 1, 2000).

            10(m) 6 1/2% Guaranteed Note due May 1, 2009 (incorporated by reference from Exhibit 4.2 to USFreightways Corporation Current Report on Form 8-K, filed on May 11, 1999).

            10(n) 8 1/2% Guaranteed Note due on April 15, 2010 (incorporated by reference from Exhibit 4.1 to USFreightways Corporation Current Report on Form 8-K, filed on April 26, 2000).

            10(o) Consulting Agreement and Release of John Campbell Carruth
                  dated as of October 27, 2000 (incorporated by reference from Exhibit 10(o) to USFreightways Corporation Annual Report on Form 10-K for the year ended December 31, 2000).

            10(p) USFreightways Corporation Supplemental Executive Retirement
                  Plan (incorporated by reference from Exhibit 10(p) to USFreightways Corporation Annual Report on Form 10-K for the year ended December 31, 2000).

            21 Subsidiaries of USFreightways Corporation (filed with this Annual Report on Form 10-K).

            23    Consent of Arthur Andersen LLP.

            24    Power of Attorney.

            99    Arthur Andersen LLP Quality Control System Letter.

            Exhibits 2, 9, 11, 12, 16, 17, 18 and 22 are not applicable to this filing.

(b)   Reports on Form 8-K

      None.


|38| USFREIGHTWAYS

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on the 22nd day of March, 2002.

                                         USFreightways Corporation


                                         By:  /s/ CHRISTOPHER L. ELLIS
                                            ----------------------------------
                                                   Christopher L. Ellis
                                            Senior Vice President, Finance and
                                                 Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                            Title                  Date
--------------------------------------------------------------------------------


/s/ SAMUEL K. SKINNER*                   Chairman of the Board,   March 22, 2002
--------------------------------         President and Chief
Samuel K. Skinner                        Executive Officer and
                                         Director (Principal
                                         Executive Officer)



/s/ MORLEY KOFFMAN*                      Director                 March 22, 2002
--------------------------------
Morley Koffman


/s/ WILLIAM N. WEAVER, JR.*              Director                 March 22, 2002
--------------------------------
William N. Weaver, Jr.


/s/ NEIL A. SPRINGER*                    Director                 March 22, 2002
--------------------------------
Neil A. Springer


/s/ STEPHEN B. TIMBERS*                  Director                 March 22, 2002
--------------------------------
Stephen B. Timbers


/s/ ROBERT V. DELANEY*                   Director                 March 22, 2002
--------------------------------
Robert V. Delaney


/s/ JOHN W. PUTH*                        Director                 March 22, 2002
--------------------------------
John W. Puth


/s/ ANTHONY J. PAONI*                    Director                 March 22, 2002
--------------------------------
Anthony J. Paoni


/s/ CHRISTOPHER L. ELLIS                 Chief Financial Officer  March 22, 2002
--------------------------------         (Principal Financial
Christopher L. Ellis                     Officer)


/s/ ROBERT S. OWEN                       Controller (Principal    March 22, 2002
--------------------------------         Accounting Officer)
Robert S. Owen


/s/ CHRISTOPHER L. ELLIS
--------------------------------
*By:  Christopher L. Ellis
       Attorney-in-Fact


                                                         2001 ANNUAL REPORT |39|