Form 10-Q
period 2002-03-30
USFREIGHTWAYS CORP
filed 2002-05-10
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002, OR

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

As of April 25, 2002, 26,875,311 shares of common stock were outstanding.

                             PART I: FINANCIAL INFORMATION



Item 1.                           Financial Statements.

                                USFreightways Corporation
                             Condensed Consolidated Balance Sheets
                                Unaudited (Dollars in thousands)

                                                             March 30,          December 31,
                                                                 2002                  2001
-----------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash                                               $       57,564        $         79,534
     Accounts receivable, net                                  304,164                 295,876
     Other                                                      69,769                  70,840
                                                     -----------------     -------------------
          Total current assets                                 431,497                 446,250
                                                     -----------------     -------------------

Net property and equipment                                     732,216                 732,520
Goodwill                                                       100,476                 171,708
Other intangible assets, net                                     2,672                   3,016
Notes receivable                                                11,036                   5,036
Other assets                                                    23,176                  20,134
                                                     -----------------     -------------------
Total assets                                            $    1,301,073        $      1,378,664
                                                     -----------------     -------------------

Liabilities and Stockholders' Equity
Current liabilities:
     Current bank debt                                  $          878        $          1,037
     Accounts payable                                           80,379                  89,979
     Other current liabilities                                 184,224                 174,695
                                                     -----------------      ------------------
     Total current liabilities                                 265,481                 265,711
                                                     -----------------      ------------------
Long-term liabilities:
     Long-term bank debt                                         2,523                   2,774
     Notes payable                                             250,000                 250,000
     Other long-term liabilities                               170,768                 170,672
                                                      -----------------     ------------------
            Total long-term liabilities                        423,291                 423,446
                                                      -----------------     ------------------
Minority interest                                                  -                     1,855

Common stockholders' equity                                    612,301                 687,652
                                                      -----------------     ------------------
Total liabilities and stockholders' equity              $    1,301,073        $      1,378,664
                                                      -----------------     ------------------



                            USFreightways Corporation
                         Consolidated Statements of Income
             Unaudited (Dollars in thousands, except per-share amounts)

                                                  Three months ended
                                        -------------------------------------
                                            March 30,                 March 31,
                                               2002                   2001
-----------------------------------------------------------------------------
Revenue
     LTL Trucking                         $  430,218            $    459,019
     TL Trucking                              25,317                  24,668
     Logistics                                66,552                  71,159
     Freight Forwarding                       55,646                  66,547
     Corporate and other                          -                       -
                                     -----------------      ----------------
Total operating revenue                   $  577,733            $    621,393

Operating expenses:
     LTL Trucking                            413,353                 434,921
     TL Trucking                              24,428                  23,832
     Logistics                                64,262                  68,378
     Freight Forwarding                       56,851                  69,841
     Corporate and other                       6,110                   4,610
                                     -----------------       ----------------
Total operating expenses                     565,004                 601,582
                                     -----------------       ----------------
Income from operations                        12,729                  19,811
                                     -----------------       ----------------
Non-operating income (expense):
     Interest expense                         (5,226)                 (5,580)
     Interest income                             354                     134
     Other, net                              (12,925)                     36
                                       ----------------        ---------------
Total non-operating expense                  (17,797)                 (5,410)
                                      ----------------        ---------------
Net income before income taxes                (5,068)                 14,401
Income tax expense                            (2,595)                 (5,680)
Minority interest                                 -                     (270)
                                      -----------------       ---------------

Income/(Loss) before cumulative
  effect of accounting change              $  (7,663)             $    8,451
Cumulative effect of change in
  accounting for goodwill                  $ (70,022)             $       -
                                      ---------------           -------------
Net income/(Loss)                          $ (77,685)             $    8,451
                                      ---------------           -------------

Income/(Loss) per share before
   cumulative effect - Basic             $     (0.29)            $      0.32
Income/(Loss) per share before
  cumulative effect - Diluted            $     (0.29)            $      0.32
(Loss) per share - cumulative
  effect - Basic                         $     (2.61)            $      0.00
(Loss) per share - cumulative
  effect - Diluted                       $     (2.61)            $      0.00

Net income/(Loss)per share - Basic:      $     (2.90)            $      0.32
Net income/(Loss) per share - Diluted:   $     (2.90)            $      0.32
Average shares outstanding - basic        26,798,022              26,191,561
Average shares outstanding - diluted      26,798,022              26,775,002
                                      -----------------     ------------------


                                 USFreightways Corporation
                         Condensed Consolidated Statements of Cash Flows
                                Unaudited (Dollars in thousands)

                                                                Three months ended
                                                          ----------------------------
                                                       March 30,              March 31,
                                                          2002                 2001
--------------------------------------------------------------------------------------
Cash flows from operating activities:

Net Income/(Loss)                               $     (77,685)          $       8,451
Adjustments to net income:
    Depreciation and amortization                      25,247                  28,256
    Cumulative effect of change in accounting          70,022                     -
        for goodwill
    Cash payment to Asia                               10,000                     -
    Other items affecting cash                        (11,622)                   5,460
      from operating activities
                                                  --------------        -------------
Net cash provided by operating activities              15,962                  42,167
                                                  --------------        -------------
Cash flows from investing activities:
  Capital expenditures                                (26,649)                (15,667)
  Proceeds on sales on property and equipment           2,628                   2,786
  Disposition of USF Asia                             (16,000)                    -
                                                  --------------        -------------
Net cash used in investing activities                 (40,021)                (12,881)
                                                  --------------        -------------
Cash flows from financing activities:
  Dividends paid                                       (2,478)                 (2,415)
  Proceeds from sale/(repurchase) of stock              4,977                   9,520
  Proceeds from long-term debt                              -                  10,000
  Payments on long-term debt                             (251)                (15,570)
  Net change in short-term debt                          (159)                (26,744)
                                                  --------------         -------------
Net cash provided by (used in) financing activities     2,089                 (25,209)
                                                  --------------        -------------
Net increase/(decrease) in cash                       (21,970)                  4,077
                                                  --------------        -------------
Cash at beginning of period                             79,534                  5,248
                                                  --------------        -------------
Cash at end of period                            $      57,564          $       9,325
                                                  --------------        -------------



                           USFreightways Corporation
     Condensed Consolidated Statements of Changes in Common Stockholders' Equity
                        Unaudited (Dollars in thousands)

                                                                 Three Months Ended
                                                                 -----------------
                                                         March 30,                 March 31,
                                                           2002                     2001
Balance as of December 31 2001 and 2000 respectively    $  687,652              $  635,176

Net income/(Loss)                                          (77,685)                  8,451
Foreign currency translation adjustments                      (135)                   (389)
                                                          --------                 -------
   Comprehensive income                                 $  (77,820)             $    8,062

Proceeds from sale/ (repurchase) of stock                    4,977                   9,520
Dividends declared                                          (2,508)                 (2,450)

                                                        ----------              ----------
Balance as of March 30, 2002 and March 31, 2001         $  612,301              $  650,308
   respectively                                         ==========              ==========

              Notes to Condensed Consolidated Financial Statements
                  (Dollars in thousands, except per share amounts)
                                   (Unaudited)

1. Summary of significant accounting policies

     General -

     The consolidated financial statements include the accounts of USFreightways and our wholly owned subsidiaries. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Our consolidated financial statements for prior periods have been reclassified to conform with the current presentation. Our results of operations are affected by the seasonal aspects of the trucking and air freight industries. Therefore, operating results for the three months ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

2. Earnings per share

     Basic earnings per share are calculated on net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by this weighted-average number of common shares outstanding plus the shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares. Unexercised stock options, calculated under the treasury stock method, is the only reconciling item between our basic and diluted earnings per share. For the first quarter of 2002, the diluted loss per share calculation excludes the effect of the unexercised stock options because their inclusion would be anti-dilutive. The number of options included in the denominator, used to calculate diluted earnings per share, are 583,441 for the first quarter 2001.

3. Debt

     Our debt includes $100 million of unsecured guaranteed notes due May 1, 2009 and $150 million of unsecured guaranteed notes due April 15, 2010.

     Our guaranteed notes are fully and unconditionally guaranteed, on a joint and several basis, on an unsecured senior basis, by all our direct and indirect domestic subsidiaries (the "Subsidiary Guarantors"). We are a holding company and during the period presented substantially all of the assets were the stock of the Subsidiary Guarantors, and substantially all of the operations were conducted by the Subsidiary Guarantors. Accordingly, the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors were substantially equivalent to the assets, liabilities, earnings and equity shown in our consolidated statements. Our management believes that separate financial statements of, and other disclosures with respect to, the Subsidiary Guarantors are not meaningful or material to investors.

4. Stock repurchases

     On July 24, 2000, we announced the authorized buyback of up to 1 million additional shares of our common stock in either public market or private transactions. This repurchase program is not yet completed. There were no shares repurchased in the first quarter of 2002 or the first quarter of 2001. As of March 30, 2002, we had repurchased 454,200 shares.

5.   Notes receivable

     USF Asia Group, Ltd.

     On January 18, 2002 we relinquished our interest in USF Asia Group, Ltd., USF Worldwide's freight forwarding joint venture in Asia. A one-time payment of $10 million was made to Asia Challenge, Ltd., a Hong Kong based logistics company and USF Worldwide's former joint venture partner. We also provided $6 million in loans to Asia. The loans included a $3.0 million secured loan and a $3.0 million unsecured loan. The secured loan is backed by at least 51% of the common voting shares of USF Asia Group, Ltd. Both loans are due on June 30, 2005 and each bears interest at the six-month LIBOR plus 1%. Interest is payable quarterly. Net income before income taxes was reduced by approximately $12.8 million in the current quarter as a result of this transaction.

      Auto Warehousing Company ("AWC")

     We have notes receivable from AWC, a company that we owned until 1993, totaling $5.7 million ($0.7 million in accounts receivable)as of March 30, 2002 and December 31, 2001. The notes are due August 28, 2003 and bear interest at the three month LIBOR plus 7/8%. Interest is payable quarterly and is current. Principal payments of $0.7 million are due annually in May of each year with a final installment of approximately $3.6 million due on August 28, 2003. The notes are secured by a lien on all assets of AWC and a personal guarantee by AWC's owner including a pledge by the owner of 100% of his stock in AWC.

     Our notes receivable are secondary to loans due from AWC to US Bank totaling approximately $5.4 million. As a result of financial difficulties being experienced by AWC, AWC has had and may continue to have difficulty making timely principal payments to us as required by the notes.The last principal payment was made in May 2000. AWC is pursuing various actions, including corporate and debt restructuring (including its obligation to us), that if successful could better enable AWC to meet its financial obligations. We have evaluated the carrying value of these notes receivable, and based on AWC's ongoing restructuring efforts and operating results, we believe the notes receivable from AWC will ultimately be realized. We will continue to review the value considering the operations of AWC and the results of its restructuring efforts.

6. Accounting for Goodwill under SFAS 142

     Under Statement of Financial Accounting Standards (SFAS) 142 "Goodwill and Other Intangible Assets", previously recorded goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to impairment tests annually. As a result of implementing this new standard on January 1, 2002, we recorded an impairment charge of $70 million at USF Worldwide, our freight forwarding segment. The charge was shown as a cumulative effect of change in accounting for goodwill in the current quarter. Also, effective January 1, 2002 amortization of goodwill ceased under the standard. In the first quarter of 2001, we amortized $1.3 million of goodwill.

                                        Quarters Ended
($000's except for earnings     March 30, 2002  March 31, 2001
per-share amounts)              ______________  ______________

Reported net income/ (Loss)     $  (77,685)     $   8,451
Add back: Goodwill amortization         -           1,339
                                ______________  ______________
Adjusted net income/(Loss)      $  (77,685)     $   9,790
                                ==============  ==============
Basic earnings per share:
  Reported net income/(Loss)    $    (2.90)     $    0.32
  Goodwill amortization               0.00           0.05
                                _____________   ______________
Adjusted net income/(Loss)      $    (2.90)     $    0.37
                                =============   ==============
Diluted earnings per share:
   Reported net income/(Loss)   $    (2.90)     $    0.32
   Goodwill amortization              0.00           0.05
                                _____________   ______________
Adjusted net income/(Loss)      $    (2.90)     $    0.37
                                =============   ==============

7. Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The standard is effective for 2003. We are currently reviewing the requirements of this new standard and have not yet determined its impact, if any, on our financial position or results of operations.

8.  Segment Reporting                                   Three Months Ended
      Unaudited (dollars in thousands)              March 30,          March 31,
                                                       2002             2001
-------------------------------------------------------------------------------
Revenue
   LTL Group:
      USF Holland                             $    224,275       $   239,320
      USF Reddaway                                  61,705            65,109
      USF Red Star                                  60,090            64,405
      USF Dugan                                     49,990            51,291
      USF Bestway                                   34,158            38,894
-------------------------------------------------------------------------------
         Sub total LTL Group                       430,218           459,019
   Truckload - Glen Moore                           25,317            24,668
   Logistics subsidiaries                           66,552            71,159
   Freight forwarding                               55,646            66,547
   Corporate and other                                 -                 -
-------------------------------------------------------------------------------
Total Revenue                                  $   577,733        $  621,393

Income From Operations
   LTL Group:
      USF Holland                              $    13,580        $   16,750
      USF Reddaway                                   3,691             3,839
      USF Red Star                                  (2,427)             (584)
      USF Dugan                                        627             1,724
      USF Bestway                                    1,394             2,369
-------------------------------------------------------------------------------
         Sub total LTL Group                        16,865            24,098
   Truckload - Glen Moore                              889               836
   Logistics subsidiaries                            2,290             2,781
   Freight forwarding                               (1,205)           (3,294)
   Corporate and other                              (5,721)           (2,873)
   Amortization of intangibles                        (389)           (1,737)
-------------------------------------------------------------------------------
Total Income from Operations                    $   12,729        $   19,811
------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Conditions and
                  Results of Operations.

                          Results of Operations

     We ("USFreightways Corporation") reported a net loss for the quarter ended March 30, 2002 of $77.7 million, compared to net income of $8.4 million that was reported for the quarter ended March 31, 2001.

     The net loss per share for the current year's quarter was equivalent to ($2.84) diluted earnings per share. Net income per share for the 2001 quarter amounted to $0.32 diluted earnings per share. Net income for the current year's quarter included a charge of $12.8 million for relinquishing our interest in USF Asia and a charge of $70.0 million related to goodwill impairment at USF
Worldwide, our freight forwarding segment, upon implementation on January 1, 2002 of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Earnings before these two charges amounted to $5.1 million equivalent to $0.19 diluted earnings per share. $72.8 million, of the total $82.8 million charges taken, were non-cash while the remaining $10 million was a cash related charge. Both charges were announced in press releases earlier in the first quarter of 2002. The results of the first quarter in 2002 and 2001 were negatively impacted by the sluggishness of the economy, that affected the results mainly in our Less-than-truckload (LTL) segment and continued losses in our freight forwarding segment, though the current loss was sharply reduced from the loss in the 2001 first quarter.

     Revenue for the 2002 first quarter decreased by 7.0% to $577.7 million from $621.4 million for the first quarter of 2001. Revenue decreased across all our lines of business except for our Truckload (TL) carrier which showed a slight increase in the 2002 quarter compared to the 2001 quarter.

     Total revenue for the current quarter at the regional trucking subsidiaries decreased 6.3% to $430.2 million compared to $459.0 million in the 2001 first quarter. Because Good Friday occurred in the current year's first quarter but in the second quarter of 2001, there were slightly less than 63 working days in the current year's quarter compared to 64 for last year's first quarter. Total revenue in the 2002 first quarter was virtually the same as the total revenue reported in the fourth quarter of 2001. Fuel surcharges, which are included in the reported revenue, declined by approximately 2.1% as a percent of revenue compared to last year's first quarter as fuel prices declined. LTL revenue before fuel surcharges declined by approximately 3.6% in the 2002 quarter compared to the 2001 first quarter. LTL shipments decreased 3.0% and LTL tonnage decreased 4.2%. LTL revenue per shipment decreased 2.8%from $114.55 to $111.37 as the average weight per shipment decreased 1.3% from 1,120 pounds to 1,106 pounds. On a comparable daily basis, for the 2002 first quarter compared to the 2001 first quarter, LTL shipments decreased approximately 0.6%, LTL tonnage decreased 1.9% and LTL revenue per shipment before fuel surcharges decreased 0.7% while LTL revenue per hundredweight before fuel surcharges increased 0.6%. Likewise, on a comparable daily basis, March shipments and tonnage improved slightly compared to those in March 2001.


     Operating earnings for the regional trucking subsidiaries, in the current year's quarter, decreased 30.0% to $16.9 million compared to $24.1 million for the same period of 2001. The consolidated operating ratio for the LTL group increased to 96.1 from 94.7 in the first quarter of 2001. Despite the sluggish economy and the reduction in the number of working days, USF Reddaway recorded a slightly improved operating ratio, on a 5.2% decline in revenue, in the current quarter of 94.0 compared to last year's first quarter operating ratio of 94.1 and USF Holland, which operates in the central states where the economy (that is heavily influenced by manufacturing-particularly in the automotive area) has been the most adversely impacted, where revenue decreased by 6.3% compared to last year's first quarter reported an operating ratio of 93.9 compared to 93.0 in the 2001 first quarter. USF Bestway reported a decline in revenue of 12.2% compared to last year's first quarter, but on a comparative daily basis and before fuel surcharges revenue declined by 7.8%. In spite of this revenue decrease, USF Bestway's operating ratio was 95.9 compared to 93.9 in the 2001 first quarter. The current operating ratio for USF Bestway (95.9) was just slightly above the 95.6 operating ratio reported in the 2001 fourth quarter on 2.1% lower revenue in the current quarter compared to the 2001 fourth quarter. USF Dugan recorded a revenue decrease of 2.5% in the current quarter compared to the 2001 first quarter. On a comparable daily basis and before fuel surcharges, USF Dugan's revenue increased by 2.6%. USF Dugan operated at a 98.7 in the 2002 first quarter compared to 96.6 in last year's first quarter. USF Red Star recorded a 104.0 operating ratio in the 2002 first quarter compared to 100.9 in the 2001 first quarter. This increase in operating ratio was largely due to a significant drop in volumes in January and early February of 2002. A USF Red Star competitor closed operations in late February 2002, and the extra business enabled USF Red Star to operate close to break even in March 2002.

     USF Glen Moore, our TL carrier recorded a 2.6% revenue increase to $25.3 million in the 2002 first quarter with operating earnings of $0.9 million and an operating ratio of 96.5 compared to $0.8 million profit and an operating ratio of 96.6 in the 2001 first quarter.

     Revenue in the Logistics group decreased by 6.5% to $66.6 million in the current quarter from $71.2 million in the prior year. USF Processors contributed lower revenue in the 2002 quarter amounting to approximately $9.6 million compared to approximately $17.0 million in last year's quarter as volumes from a major customer were significantly reduced. Revenue from a combined USF Logistics and USF Distribution Services increased by 5.1%. Earnings in the Logistics group decreased by 17.7% from $2.8 million in the 2001 first quarter to $2.3 million in the 2002 first quarter.

     Revenue in the Freight Forwarding segment decreased 16.4% to $55.6 million from $66.5 million in the 2001 first quarter. $4.4 million of revenue was reported in USF Asia in the 2001 first quarter, whereas there was no revenue reported in the 2002 first quarter because we relinquished our interest in USF Asia in the first week of the 2002 first quarter. The segment's management team has reduced fixed costs and made organizational changes that have begun to show improved results. The segment reported an operating loss of $1.2 million in the 2002 first quarter compared to a $3.3 million loss in the 2001 first quarter.

     Corporate and other expenses increased by $1.5 million in the 2002 first quarter to $6.1 million compared to $4.6 million in the 2001 first quarter. Due to implementation of SFAS No. 142, amortization of non-goodwill intangible assets in the 2002 first quarter amounted to $0.4 million compared to $1.7 million amortization on all intangible assets in the 2001 first quarter. Corporate expenses increased to $5.7 million in the 2002 first quarter compared to $2.9 million in the 2001 first quarter as our information technology group
(IT) increased non-capital expenses by $2.7 million in the current quarter as the IT group continued to upgrade IT systems and infrastructure. The IT group continues to recruit industry-leading talent.

               Liquidity and Capital Resources

     Cash flows from operating activities contributed $16.0 million during the 2002 first quarter compared to $42.2 million during the same period last year.In the 2002 first quarter, cash flows from operating activities were negatively impacted by our net loss of $77.7 million and an increase in accounts receivable amounting to $8.3 million. Offsetting the aforementioned were the non-cash write-off of goodwill at USF Worldwide amounting to $70.0 million and depreciation of property and equipment and amortization of non-goodwill intangibles of approximately $25.2 million. (See table below)

                        Quarter ended March 30, 2002
                        ____________________________

     Cash flows from operating activities:
          Income before unusual charges                 $  5,097
          Subtract unusual charges:
                Cash payment - Asia                      (10,000)
                Non-cash Asia write-off                   (2,760)
                Non-cash goodwill write-off              (70,022)
                                                        _________
        Net loss                                        $(77,685)

        Adjustments to reconcile net income to
          net cash provided by operating activities
                Depreciation and amortization           $ 25,247
                Increase in accounts receivable
                   and other current assets               (9,866)
                Cash payment to Asia recorded under       10,000
                   investing activities
                Goodwill write-off                        70,022
                Other, net                                (1,756)
                                                        _________
        Net cash provided by operating activities       $ 15,962
                                                        _________


     Capital expenditures for the 2002 first quarter amounted to approximately $26.6 million including additions of $9.7 million for revenue equipment, $8.6 million for terminal facilities, $8.3 million for information technology and for other capital items. Last year for the same period, capital expenditures amounted to approximately $15.7 million, including additions of $4.2 million for revenue equipment, $2.5 million for terminal facilities, $5.8 million for IT equipment and $3.2 million for other capital items.

     Other cash flows used in investing activities included a $10.0 million cash payment to USF Worldwide's former joint venture partner in Asia when we relinquished our interest in the joint venture and $6.0 million in loans to USF Asia Group, Ltd.


     Cash flows provided by financing activities included $5.0 million of proceeds from the sale of stock that resulted primarily from the exercise of stock options occurring in the first quarter.


     Total borrowings decreased by $0.4 million during the first quarter of 2002 and we had approximately $50.2 million invested in overnight money market deposits. Our net debt to capital ratio was 24.2% at March 30, 2002 compared to 20.2% at December 31, 2001.

     Our debt includes $150 million of unsecured guaranteed notes that were floated in late April, 2000 and are due on April 15, 2010 and $100 million of unsecured guaranteed notes due May 1, 2009.

     Our guaranteed notes are fully and unconditionally guaranteed, on a joint and several basis, on an unsecured senior basis, by all our direct and indirect domestic subsidiaries (the "Subsidiary Guarantors"). We are a holding company and during the period presented substantially all of the assets were the stock of the Subsidiary Guarantors, and substantially all of the operations were conducted by the Subsidiary Guarantors. Accordingly, the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors were substantially equivalent to the assets, liabilities, earnings and equity shown in our consolidated statements. Our management believes that separate financial statements of, and other disclosures with respect to, the Subsidiary Guarantors are not meaningful or material to investors.

     On July 24, 2000, we announced the authorized buyback of up to 1 million additional shares of our common stock. This repurchase program is not yet completed. There were no shares repurchased in the first quarter of 2002 or the first quarter of 2001. As of March 30, 2002, we had repurchased 454,200 shares.

     A dividend of 9 1/3 cents per share equivalent to $2.5 million was paid on April 5, 2002 to shareholders of record on March 22, 2002.



              Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to the impact of interest rate changes. Our exposure to changes in interest rates is limited to borrowings under a line of credit agreement which has variable interest rates tied to the LIBOR rate. There have been no borrowings under this agreement in the 2002 first quarter. The weighted average annual interest rates on borrowings under this credit agreement were 6.3% in 2001. In addition, we have $150 million of unsecured notes with an 8 1/2% fixed annual interest rate and $100 million of unsecured notes with a 6
1/2% fixed annual interest rate at March 30, 2002. We estimate that the fair value of the notes approximated their carrying value at March 30, 2002. We have no hedging instruments. From time to time, we invest excess cash in overnight money market accounts. At March 30, 2002, we had invested approximately $50 million in overnight money market accounts that yielded approximately 2.0%.

                            Recent Accounting Pronouncement

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the obligation is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The standard is effective for 2003. We are currently reviewing the requirements of this new standard and have not yet determined its impact, if any, on our financial position or results of operations.

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

Item 6.           Exhibits and Reports on Form 8-K.

     (a)      Exhibits

                1. Exhibit 10.-1 USFreightways Corporation Stock Option Plan for Non-Employee Directors.

     (b)      Current Reports on Form 8-K were filed:


                1.  None.








                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated the 2nd day of May, 2002.



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