Form 10-Q/A
period 2002-03-30
USFREIGHTWAYS CORP
filed 2002-08-12
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    Form 10-Q/A

                                  Amendment No. 1
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002, OR

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




                         EXPLANATORY NOTE - RECLASSIFICATION

     This Form 10-Q/A is being filed to restate our Consolidated Statement of Income for the three months ended March 30, 2002 by reclassifying a $12.8 million charge, taken in the 2002 first quarter to relinquish our interest in USF Asia - see Footnotes 5 and 9, thereby increasing operating expenses, reducing income from operations and reducing non-operating expenses by $12.8 million. The $12.8 million charge, after the reclassification, is reported under Freight Forwarding - Asia exit costs. The Consolidated Statement of Cash Flows for the three months ended March 30, 2002 has also been restated from the amounts previously reported to decrease net cash provided by operating activities and to increase net cash used in investing activities, respectively, by the $10.0 million cash payment portion of the aforementioned total $12.8 million charge.These reclassifications are limited to these line items and time period and had no effect on our revenue, net income, earnings per share or equity.

     For purposes of this Form 10Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended March 30, 2002 as originally filed May 2, 2002 that was affected by the reclassification has been amended to the extent affected and reclassified in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the reclassifications.

                             PART I: FINANCIAL INFORMATION



Item 1.                           Financial Statements.

                                USFreightways Corporation
                             Condensed Consolidated Balance Sheets
                                Unaudited (Dollars in thousands)

                                                             March 30,          December 31,
                                                                 2002                  2001
-----------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash                                               $       57,564        $         79,534
     Accounts receivable, net                                  304,164                 295,876
     Other                                                      69,769                  70,840
                                                     -----------------     -------------------
          Total current assets                                 431,497                 446,250
                                                     -----------------     -------------------

Net property and equipment                                     732,216                 732,520
Goodwill                                                       100,476                 171,708
Other intangible assets, net                                     2,672                   3,016
Notes receivable                                                11,036                   5,036
Other assets                                                    23,176                  20,134
                                                     -----------------     -------------------
Total assets                                            $    1,301,073        $      1,378,664
                                                     -----------------     -------------------

Liabilities and Stockholders' Equity
Current liabilities:
     Current bank debt                                  $          878        $          1,037
     Accounts payable                                           80,379                  89,979
     Other current liabilities                                 184,224                 174,695
                                                     -----------------      ------------------
     Total current liabilities                                 265,481                 265,711
                                                     -----------------      ------------------
Long-term liabilities:
     Long-term bank debt                                         2,523                   2,774
     Notes payable                                             250,000                 250,000
     Other long-term liabilities                               170,768                 170,672
                                                      -----------------     ------------------
            Total long-term liabilities                        423,291                 423,446
                                                      -----------------     ------------------
Minority interest                                                  -                     1,855

Common stockholders' equity                                    612,301                 687,652
                                                      -----------------     ------------------
Total liabilities and stockholders' equity              $    1,301,073        $      1,378,664
                                                      -----------------     ------------------
See Accompanying Notes to Consolidated Financial Statements.


                            USFreightways Corporation
                         Consolidated Statements of Income
             Unaudited (Dollars in thousands, except per-share amounts)

                                                  Three months ended
                                        -------------------------------------
                                            March 30,                 March 31,
                                               2002                   2001

-----------------------------------------------------------------------------
Revenue
     LTL Trucking                         $  430,218            $    459,019
     TL Trucking                              25,317                  24,668
     Logistics                                66,552                  71,159
     Freight Forwarding                       55,646                  66,547
     Corporate and other                          -                       -
                                     -----------------      ----------------
Total operating revenue                   $  577,733            $    621,393

Operating expenses:
     LTL Trucking                            413,353                 434,921
     TL Trucking                              24,428                  23,832
     Logistics                                64,262                  68,378
     Freight Forwarding                       56,851                  69,841
 *   Freight Forwarding-Asia exit costs       12,760                       -
     Corporate and other                       6,110                   4,610
                                     -----------------       ----------------
 * Total operating expenses                  577,764                 601,582
                                     -----------------       ----------------
 * Income/ (loss) from operations                (31)                 19,811
                                     -----------------       ----------------
Non-operating income (expense):
     Interest expense                         (5,226)                 (5,580)
     Interest income                             354                     134
     Other, net                                 (165)                     36
                                       ----------------        ---------------
 * Total non-operating expense                (5,037)                 (5,410)
                                      ----------------        ---------------
Income/ (loss)before income taxes             (5,068)                 14,401
Income tax expense                            (2,595)                 (5,680)
Minority interest                                  -                    (270)
                                      -----------------       ---------------

Income/(Loss) before cumulative
  effect of accounting change              $  (7,663)             $    8,451
Cumulative effect of change in
  accounting for goodwill                  $ (70,022)             $       -
                                      ---------------           -------------
Net income/(Loss)                          $ (77,685)             $    8,451
                                      ---------------           -------------

Income/(Loss) per share before
   cumulative effect - Basic             $     (0.29)            $      0.32
Income/(Loss) per share before
  cumulative effect - Diluted            $     (0.29)            $      0.32
(Loss) per share - cumulative
  effect - Basic                         $     (2.61)            $      0.00
(Loss) per share - cumulative
  effect - Diluted                       $     (2.61)            $      0.00

Net income/(Loss)per share - Basic:      $     (2.90)            $      0.32
Net income/(Loss) per share - Diluted:   $     (2.90)            $      0.32
Average shares outstanding - basic        26,798,022              26,191,561
Average shares outstanding - diluted      26,798,022              26,775,002
                                      -----------------     ------------------
* Amounts have been restated to reclassify a $12.8 million charge taken in the first quarter of 2002 to relinquish our interest in USF Asia - see Footnotes 5 and 9.
See Accompanying Notes to Consolidated Financial Statements.


                                 USFreightways Corporation
                         Condensed Consolidated Statements of Cash Flows
                                Unaudited (Dollars in thousands)

                                                                Three months ended
                                                          ----------------------------
                                                       March 30,              March 31,
                                                          2002                 2001
--------------------------------------------------------------------------------------
Cash flows from operating activities:

Net Income/(loss)                               $     (77,685)          $       8,451
Adjustments to net income/ (loss):
    Depreciation and amortization                      25,247                  28,256
    Cumulative effect of change in accounting          70,022                       -
        for goodwill
    Other items affecting cash                        (11,622)                  5,460
      from operating activities
                                                  --------------        -------------
* Net cash provided by operating activities             5,962                  42,167
                                                  --------------        -------------
Cash flows from investing activities:
  Capital expenditures                                (26,649)                (15,667)
  Proceeds on sales on property and equipment           2,628                   2,786
* Disposition of USF Asia                              (6,000)                    -
                                                  --------------        -------------
* Net cash used in investing activities               (30,021)                (12,881)
                                                  --------------        -------------
Cash flows from financing activities:
  Dividends paid                                       (2,478)                 (2,415)
  Proceeds from sale of stock                           4,977                   9,520
  Proceeds from long-term debt                              -                  10,000
  Payments on long-term debt                             (251)                (15,570)
  Net change in short-term debt                          (159)                (26,744)
                                                  --------------         -------------
Net cash provided by (used in) financing activities     2,089                 (25,209)
                                                  --------------        -------------
Net increase/(decrease) in cash                       (21,970)                  4,077
                                                  --------------        -------------
Cash at beginning of period                             79,534                  5,248
                                                  --------------        -------------
Cash at end of period                            $      57,564          $       9,325
                                                  --------------        -------------
*  Amounts restated to reclassify the $10 million cash payment in first quarter to relinquish our interest in USF Asia - see Footnotes 5 and 9.
See Accompanying Notes to Consolidated Financial Statements.



                           USFreightways Corporation
     Condensed Consolidated Statements of Changes in Common Stockholders' Equity
                        Unaudited (Dollars in thousands)

                                                                 Three Months Ended
                                                                 -----------------
                                                         March 30,                 March 31,
                                                           2002                     2001
Balance as of December 31 2001 and 2000 respectively    $  687,652              $  635,176

Net income/(Loss)                                          (77,685)                  8,451
Foreign currency translation adjustments                      (135)                   (389)
                                                          --------                 -------
   Comprehensive income                                 $  (77,820)             $    8,062

Proceeds from sale of stock                                  4,977                   9,520
Dividends declared                                          (2,508)                 (2,450)

                                                        ----------              ----------
Balance as of March 30, 2002 and March 31, 2001         $  612,301              $  650,308
   respectively                                         ==========              ==========

See Accompanying Notes to Consolidated Financial Statements.

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

2. Earnings per share

     Basic earnings/ (loss) per share are calculated on net income/ (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by this weighted-average number of common shares outstanding plus the shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares. Unexercised stock options, calculated under the treasury stock method, is the only reconciling item between our basic and diluted earnings per share. For the first quarter of 2002, the diluted loss per share calculation excludes the effect of the unexercised stock options because their inclusion would be anti-dilutive. The number of options included in the denominator, used to calculate diluted earnings per share, are 583,441 for the first quarter 2001.

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

5.   Notes receivable

     USF Asia Group, Ltd.

     On January 18, 2002 we relinquished our interest in USF Asia Group, Ltd., USF Worldwide's freight forwarding joint venture in Asia. A one-time payment of $10 million was made to Asia Challenge, Ltd., a Hong Kong based logistics company and USF Worldwide's former joint venture partner. We also provided $6 million in loans to Asia. The loans included a $3.0 million secured loan and a $3.0 million unsecured loan. The secured loan is backed by at least 51% of the common voting shares of USF Asia Group, Ltd. Both loans are due on June 30, 2005 and each bears interest at the six-month LIBOR plus 1%. Interest is payable quarterly. Income from operations and income before income taxes were reduced by approximately $12.8 million in the current quarter as a result of this transaction. There are no tax benefits associated with the transaction.

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

     Our notes receivable are secondary to loans due from AWC to US Bank totaling approximately $4.8 million. As a result of financial difficulties being experienced by AWC, AWC has had and may continue to have difficulty making timely principal payments to us as required by the notes.The last principal payment was made in May 2000. AWC is pursuing various actions, including corporate and debt restructuring (including its obligation to us), that if successful could better enable AWC to meet its financial obligations. We have evaluated the carrying value of these notes receivable, and based on AWC's ongoing restructuring efforts and operating results, we believe the notes receivable from AWC will ultimately be realized. We will continue to review the value considering the operations of AWC and the results of its restructuring efforts.

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

8.  Segment Reporting                                   Three Months Ended
      (dollars in thousands)                       March 30,          March 31,
                                                       2002             2001
-------------------------------------------------------------------------------
Revenue
   LTL Group:
      USF Holland                             $    224,275       $   239,320
      USF Reddaway                                  61,705            65,109
      USF Red Star                                  60,090            64,405
      USF Dugan                                     49,990            51,291
      USF Bestway                                   34,158            38,894
-------------------------------------------------------------------------------
         Sub total LTL Group                       430,218           459,019
   Truckload - Glen Moore                           25,317            24,668
   Logistics subsidiaries                           66,552            71,159
   Freight forwarding                               55,646            66,547
   Corporate and other                                 -                 -
-------------------------------------------------------------------------------
Total Revenue                                  $   577,733        $  621,393

Income/ (loss) From Operations
   LTL Group:
      USF Holland                              $    13,580        $   16,750
      USF Reddaway                                   3,691             3,839
      USF Red Star                                  (2,427)             (584)
      USF Dugan                                        627             1,724
      USF Bestway                                    1,394             2,369
-------------------------------------------------------------------------------
         Sub total LTL Group                        16,865            24,098
   Truckload - Glen Moore                              889               836
   Logistics subsidiaries                            2,290             2,781
   Freight forwarding                               (1,205)           (3,294)
 * Freight forwarding - Asia exit costs            (12,760)                -
   Corporate and other                              (5,721)           (2,873)
   Amortization of intangibles                        (389)           (1,737)
-------------------------------------------------------------------------------
 * Total Income/ (loss) from Operations         $      (31)       $   19,811
------------------------------------------------------------------------------
 * Amounts have been restated to reclassify a $12.8 million charge taken in the
   2002 first quarter to relinquish our interest in USF Asia - see Footnotes 5 and 9.



9. Restatement

     Subsequent to the issuance of our financial statements included in our Form 10-Q for the three months ended March 30, 2002, we have restated our financial statements by reclassifying a $12.8 million charge to relinquish our interest in USF Asia (see Footnote 5). As a result, the Consolidated Statements of Income for the three months ended March 30, 2002 have been restated from the amounts previously reported to increase operating expenses, reduce income from operations and reduce non-operating expenses by $12.8 million as shown below. The Consolidated Statement of Cash Flows for the three months ended March 30, 2002 has been restated from the amounts previously reported to decrease net cash provided by operating activities and to increase net cash used in investing activities, respectively, by the $10.0 million cash payment portion of the aforementioned $12.8 million charge. These reclassifications are limited to these line items and this time period, and had no effect on our revenue, net income, earnings per share or equity.

                                For the Three Months Ended March 30, 2002
                             As Previously Reported          As Restated

Consolidated Statement of Income
________________________________

Total operating expenses          $   565,004                $   577,764
                                  ___________                ____________
Income/ (loss) from operations         12,729                        (31)
                                  ___________                ____________
Total non-operating expenses          (17,797)                    (5,037)

Loss before income taxes               (5,068)                    (5,068)
                                  ___________                ___________
Net Loss                          $   (77,685)               $   (77,685)
                                  ===========                ===========

Consolidated Statement of Cash Flows
____________________________________

Cash payment to Asia              $    10,000                $         -
                                       ______                    _______
Net cash provided by operating
   activities                          15,962                      5,962
                                       ______                    _______

Dispostion of USF Asia                (16,000)                         -
                                      _______                    _______
Net cash used in investing
   activities                         (40,021)                   (30,021)
                                      _______                    _______

Item 2. Management's Discussion and Analysis of Financial Conditions and
                  Results of Operations.

                          Results of Operations

     This Form 10-Q/A is being filed to restate our Consolidated Statement of Income for the three months ended March 30, 2002 by reclassifying a $12.8 million charge, taken in the 2002 first quarter to relinquish our interest in USF Asia - see Footnotes 5 and 9, thereby increasing operating expenses, reducing income from operations and reducing non-operating expenses by $12.8 million. The $12.8 million charge, after the reclassification, is reported under Freight Forwarding - Asia exit costs. The Consolidated Statement of Cash Flows for the three months ended March 30, 2002 has also been restated from the amounts previously reported to decrease net cash provided by operating activities and to increase net cash used in investing activities, respectively, by the $10.0 million cash payment portion of the aforementioned $12.8 million charge.These reclassifications are limited to these line items and time period and had no effect on our revenue, net income, earnings per share or equity. The accompanying management's discussion and analysis gives effect to the restatement.

     For purposes of this Form 10Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, each item of the Form 10-Q for the quarter ended March 30, 2002 as originally filed May 2, 2002 that was affected by the reclassification has been amended to the extent affected and reclassified in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the reclassifications.



     We ("USFreightways Corporation") reported a net loss for the quarter ended March 30, 2002 of $77.7 million, compared to net income of $8.4 million that was reported for the quarter ended March 31, 2001.

     The net loss per share for the current year's quarter was equivalent to ($2.90) diluted earnings per share. Net income per share for the 2001 quarter amounted to $0.32 diluted earnings per share. The net loss for the current year's quarter included a charge of $12.8 million for relinquishing our interest in USF Asia and a charge of $70.0 million related to goodwill impairment at USF Worldwide, our freight forwarding segment, upon implementation on January 1, 2002 of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Earnings before these two charges amounted to $5.1 million equivalent to $0.19 diluted earnings per share. $72.8 million, of the total $82.8 million charges taken, were non-cash while the remaining $10 million was a cash related charge. Both charges were announced in press releases earlier in the first quarter of 2002. The results of the first quarter in 2002 and 2001 were negatively impacted by the sluggishness of the economy, that affected the results mainly in our Less-than-truckload (LTL) segment and continued losses in our freight forwarding segment, though the current loss was sharply reduced from the loss in the 2001 first quarter.

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

     Revenue in the Freight Forwarding segment decreased 16.4% to $55.6 million from $66.5 million in the 2001 first quarter. $4.4 million of revenue was reported in USF Asia in the 2001 first quarter, whereas there was no revenue reported in the 2002 first quarter because we relinquished our interest in USF Asia in the first week of the 2002 first quarter. The segment's management team has reduced fixed costs and made organizational changes that have begun to show improved results. The segment reported an operating loss of $1.2 million in the 2002 first quarter(excluding Asia exit costs of $12.8 million)compared to a $3.3 million loss in the 2001 first quarter.

     Freight Forwarding - Asia exit costs is the $12.8 million charge taken to relinquish our interest in USF Asia. Included in the costs is a one-time payment of $10.0 million to Asia Challenge, Ltd., a Hong Kong based logistics company and USF Worldwide's former joint venture partner (see also Footnote 5).

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

     Income tax expense is calculated on net income/ (loss) before income taxes and before the $12.8 million Asia exit costs (there are no tax benefits associated with these costs). Therefore, adding back the $12.8 million Asia exit costs to net loss before income taxes in the 2002 first quarter net income before taxes was $7.7 million.


               Liquidity and Capital Resources

     Cash flows from operating activities contributed $6.0 million during the 2002 first quarter compared to $42.2 million during the same period last year.In the 2002 first quarter, cash flows from operating activities were negatively impacted by our net loss of $77.7 million and an increase in accounts receivable amounting to $8.3 million. Offsetting the aforementioned were the non-cash write-off of goodwill at USF Worldwide amounting to $70.0 million and depreciation of property and equipment and amortization of non-goodwill intangibles of approximately $25.2 million. (See table below)

                        Quarter ended March 30, 2002
                        ____________________________

     Cash flows from operating activities:
          Income before unusual charges                 $  5,097
          Subtract unusual charges:
                Cash payment - Asia                      (10,000)
                Non-cash Asia write-off                   (2,760)
                Non-cash goodwill write-off              (70,022)
                                                        _________
        Net loss                                        $(77,685)

        Adjustments to reconcile net income to
          net cash provided by operating activities
                Depreciation and amortization           $ 25,247
                Increase in accounts receivable
                   and other current assets               (9,866)
                Goodwill write-off                        70,022
                Other, net                                (1,756)
                                                        _________
        Net cash provided by operating activities       $  5,962
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

     Other cash flows used in operating activities included a $10.0 million cash payment to USF Worldwide's former joint venture partner in Asia when we relinquished our interest in the joint venture. We also incurred $6.0 million in investing activities for loans to USF Asia Group, Ltd.


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





Item 6.           Exhibits and Reports on Form 8-K.

     (a)      Exhibits

                1. Exhibit 10.-1 USFreightways Corporation Stock Option Plan for Non-Employee Directors.

     (b)      Current Reports on Form 8-K were filed:


                1.  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated the 12th day of August, 2002.



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