Form 10-Q
period 2002-06-29
USFREIGHTWAYS CORP
filed 2002-08-13
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2002, OR

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

As of August 6, 2002, 26,912,290 shares of common stock were outstanding.

                             PART I: FINANCIAL INFORMATION



Item 1.                           Financial Statements.

                                USFreightways Corporation
                             Condensed Consolidated Balance Sheets
                                Unaudited (Dollars in Thousands)

                                                              June 29,          December 31,
                                                                 2002                  2001
-----------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash                                               $       58,957        $         79,534
     Accounts receivable, net                                  321,219                 295,876
     Other                                                      75,239                  70,840
                                                     -----------------     -------------------
          Total current assets                                 455,415                 446,250
                                                     -----------------     -------------------

Property and equipment, net                                    727,391                 732,520
Goodwill                                                       100,504                 171,708
Other intangible assets, net                                     1,792                   3,016
Notes receivable                                                11,036                   5,036
Other assets                                                    22,498                  20,134
                                                     -----------------     -------------------
Total assets                                            $    1,318,636        $      1,378,664
                                                     -----------------     -------------------

Liabilities and Stockholders' Equity
Current liabilities:
     Current bank debt                                  $          645        $          1,037
     Accounts payable                                           85,642                  89,979
     Accrued salaries, wages and benefits                      102,630                  90,497
     Accrued claims and other                                   89,729                  84,198
                                                     -----------------      ------------------
     Total current liabilities                                 278,646                 265,711
                                                     -----------------      ------------------
Long-term liabilities:
     Long-term bank debt                                         2,318                   2,774
     Notes payable                                             250,000                 250,000
     Accrued claims and other                                   81,187                  77,055
     Deferred income taxes                                      89,342                  93,617
                                                      -----------------     ------------------
            Total long-term liabilities                        422,847                 423,446
                                                      -----------------     ------------------
Minority interest                                                  -                     1,855

Common stockholders' equity                                    617,143                 687,652
                                                      -----------------     ------------------
Total liabilities and stockholders' equity              $    1,318,636        $      1,378,664
                                                      -----------------     ------------------
See accompanying Notes to Condensed Consolidated Financial Statements.


                            USFreightways Corporation
                         Consolidated Statements of Operations
             Unaudited (Dollars in Thousands, Except Per-Share Amounts)

                                                  Three Months Ended                    Six Months Ended
                                        -------------------------------------    ------------------------------
                                            June 29,                 June 30,        June 29,          June 30,
                                               2002                   2001              2002            2001
-----------------------------------------------------------------------------   -----------------------------
Operating revenue
     LTL Trucking                         $   475,173       $        465,309      $    905,391      $  924,328
     TL Trucking                               28,518                 25,592            53,835          50,260
     Logistics                                 69,593                 66,915           136,145         138,074
     Freight Forwarding                        55,499                 66,056           111,145         132,603
     Intercompany eliminations                 (2,097)                     -            (4,019)              -
                                     -----------------      ----------------        ----------      ----------
Total operating revenue                       626,686                623,872         1,202,497       1,245,265

Operating expenses:
     LTL Trucking                             446,660                436,565           860,013         871,486
     TL Trucking                               26,989                 24,708            51,417          48,540
     Logistics                                 67,517                 64,681           131,779         133,059
     Freight Forwarding                        64,576                 68,948           121,427         138,789
     Freight Forwarding - Asia exit costs           -                      -            12,760               -
     Corporate and other                        8,898                  4,686            15,008           9,296
     Intercompany eliminations                 (2,097)                     -            (4,019)              -
                                     -----------------       ----------------       ----------      ----------
Total operating expenses                      612,543                599,588         1,188,385       1,201,170
                                     -----------------       ----------------       ----------      ----------
Income from operations                         14,143                 24,284            14,112          44,095
                                     -----------------       ----------------       ----------      ----------
Non-operating income (expense):
     Interest expense                          (5,229)                (5,402)          (10,455)        (10,982)
     Interest income                            1,057                    254             1,411             388
     Other, net                                  (195)                   181              (360)            217
                                       ----------------        ---------------      ----------      ----------
Total non-operating expense                    (4,367)                (4,967)           (9,404)        (10,377)
                                      ----------------        ---------------       ----------      ----------
Income before income taxes, minority            9,776                 19,317             4,708          33,718
   interest, and cumulative effect of
   accounting change
Income tax expense                             (3,836)                (7,647)           (6,431)        (13,327)
Minority interest                                   -                   (247)                -            (517)

Income/ (loss) before cumulative
  effect of accounting change                   5,940                 11,423            (1,723)         19,874
Cumulative effect of change in
  accounting for goodwill                           -                      -           (70,022)             -
                                      ---------------           -------------       ----------      ----------
Net income/(loss)                        $      5,940           $     11,423        $  (71,745)     $   19,874
                                      ---------------           -------------       ----------      ----------

Income/ (loss) per share before
   cumulative effect - Basic             $       0.22           $       0.43        $    (0.06)    $     0.76
Income/ (loss) per share before
  cumulative effect - Diluted            $       0.22           $       0.43        $    (0.06)    $     0.74
(Loss) per share - cumulative
  effect - Basic                         $          -           $          -        $    (2.61)    $        -
(Loss) per share - cumulative
  effect - Diluted                       $          -           $          -        $    (2.61)    $        -
Net income/(loss)per share - Basic:      $       0.22           $       0.43        $    (2.67)    $     0.76
Net income/(loss) per share - Diluted:   $       0.22           $       0.43        $    (2.67)    $     0.74

Average shares outstanding - Basic         26,892,426             26,270 599         26,845,749    26,233,016
Average shares outstanding - Diluted       27,469,968             26,652,395         26,845,749    26,700,307
                                      -----------------     ------------------      -----------     ----------
See accompanying Notes to Condensed Consolidated Financial Statements.

                                 USFreightways Corporation
                         Condensed Consolidated Statements of Cash Flows
                                Unaudited (Dollars in thousands)

                                                                Six months ended
                                                          ----------------------------
                                                       June 29,              June 30,
                                                          2002                 2001
--------------------------------------------------------------------------------------
Cash flows from operating activities:

Net Income/(Loss)                               $     (71,745)          $      19,874
Adjustments to net income/(loss):
    Depreciation and amortization                      50,941                  57,053
    Cumulative effect of change in accounting          70,022                     -
        for goodwill
    Impairment of long-lived assets                     7,804                     -
    Other items affecting cash                        (22,383)                  2,053
      from operating activities
                                                  --------------        -------------
Net cash provided by operating activities              34,639                  78,980
                                                  --------------        -------------
Cash flows from investing activities:
  Capital expenditures                                (53,831)                (34,608)
  Proceeds on sales on property and equipment           4,208                   6,142
  Disposition of USF Asia                              (6,000)                     -
                                                  --------------        -------------
Net cash used in investing activities                 (55,623)                (28,466)
                                                  --------------        -------------
Cash flows from financing activities:
  Dividends paid                                       (4,986)                 (4,865)
  Proceeds from sale of stock                           6,241                  10,310
  Proceeds from long-term debt                              -                  10,000
  Payments on long-term debt                             (456)                (17,074)
  Net change in short-term debt                          (392)                (27,952)
                                                  --------------         -------------
Net cash provided by (used in) financing activities       407                 (29,581)
                                                  --------------        -------------
Net increase/(decrease) in cash                       (20,577)                 20,933
                                                  --------------        -------------
Cash at beginning of period                            79,534                   5,248
                                                  --------------        -------------
Cash at end of period                            $     58,957           $      26,181
                                                  --------------        -------------

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                     $      9,811           $      10,721
    Income taxes                                        9,556                  10,020



See accompanying Notes to Condensed Consolidated Financial Statements.


                           USFreightways Corporation
     Condensed Consolidated Statements of Changes in Stockholders' Equity
                        Unaudited (Dollars in thousands)

                                                                 Six Months Ended
                                                                 -----------------
                                                         June 29,                 June 30,
                                                           2002                     2001
Balance as of December 31, 2001 and 2000 respectively   $  687,652              $  635,176

Net income/(Loss)                                          (71,745)                 19,874
Foreign currency translation adjustments                        13                    (451)
                                                          --------                 -------
   Comprehensive income                                 $  (71,732)             $   19,423

Proceeds from sale of stock                                  6,241                  10,310
Dividends declared                                          (5,018)                 (4,903)

                                                        ----------              ----------
Balance as of June 29, 2002 and June 30, 2001           $  617,143              $  660,006
   respectively                                         ==========              ==========

See accompanying Notes to Condensed Consolidated Financial Statements.

              Notes to Condensed Consolidated Financial Statements
                  (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

1. Summary of significant accounting policies

     General -

     The consolidated financial statements include the accounts of USFreightways and our wholly owned subsidiaries. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Intercompany balances and transactions have been eliminated. Our consolidated financial statements for prior periods have been reclassified to conform with the current presentation. Our results of operations are affected by the seasonal aspects of the trucking and air freight industries. Therefore, operating results for the three and six months ended June 29, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

2. Earnings per share

     Basic earnings/ (loss) per share are calculated on net income/ (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by this weighted-average number of common shares outstanding plus the shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares. Unexercised stock options, calculated under the treasury stock method, is the only reconciling item between our basic and diluted earnings per share. The number of options included in the denominator, used to calculate diluted earnings per share, are 577,542 and 381,796, respectively, for the second quarters of 2002 and 2001 and 467,291 for year to date 2001. For the year to date 2002, the diluted loss per share calculation excludes the effect of the unexercised stock options because their inclusion would be anti-dilutive.

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

     We also have a $200 million credit facility with a group of banks that expires in November 2002. This facility is for working capital, general corporate funding needs, and up to $100 million for letters of credit we issue under our self-insurance program. We currently have no borrowings drawn under the facility, but we have approximately $60 million in issued letters of credit. We believe this facility will be replaced on or before its expiration with an equivalent credit facility.
4. Stock repurchases

     On July 24, 2000, we announced the authorized buyback of up to 1 million additional shares of our common stock in either public market or private transactions. This repurchase program is not yet completed. There were no shares repurchased in the first or second quarters of 2002 or the first or second quarters of 2001. As of June 29, 2002, we had repurchased 454,200 shares.

5.   Notes receivable

     USF Asia Group, Ltd.

     On January 18, 2002 we relinquished our interest in USF Asia Group, Ltd., USF Worldwide's freight forwarding joint venture in Asia. A one-time payment of $10 million was made to Asia Challenge, Ltd., a Hong Kong based logistics company and USF Worldwide's former joint venture partner. We also provided $6 million in loans to Asia. The loans included a $3.0 million secured loan and a $3.0 million unsecured loan. The secured loan is backed by at least 51% of the common voting shares of USF Asia Group, Ltd. Both loans are due on June 30, 2005 and each bears interest at the six-month LIBOR plus 1%. Interest is payable quarterly. Income from operations and income before income taxes, were reduced by approximately $12.8 million in the first quarter as a result of this transaction.

      Auto Warehousing Company ("AWC")

     We have notes receivable from AWC, a company that we owned until 1993, totaling $5.7 million ($0.7 million in accounts receivable)as of June 29, 2002 and December 31, 2001. The notes are due August 28, 2003 and bear interest at the three month LIBOR plus 7/8%. Interest is payable quarterly and is current. Principal payments of $0.7 million are due annually in May of each year with a final installment of approximately $3.6 million due on August 28, 2003. The notes are secured by a lien on all assets of AWC and a personal guarantee by AWC's owner including a pledge by the owner of 100% of his stock in AWC.

     Our notes receivable are secondary to loans due from AWC to US Bank totaling approximately $1.2 million as of June 30, 2002. As a result of financial difficulties being experienced by AWC, AWC has had and may continue to have difficulty making timely principal payments to us as required by the notes.The last principal payment was made in May 2000. AWC is pursuing various actions, including corporate and debt restructuring (including its obligation to us), that if successful could better enable AWC to meet its financial obligations. We have evaluated the carrying value of these notes receivable, and based on AWC's ongoing restructuring efforts and operating results, we believe the notes receivable from AWC will ultimately be realized. We will continue to review the value considering the operations of AWC and the results of its restructuring efforts.

6. Accounting for Goodwill under SFAS 142

     Under Statement of Financial Accounting Standards (SFAS) 142 "Goodwill and Other Intangible Assets", previously recorded goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to impairment tests annually. As a result of implementing this new standard on January 1, 2002, we recorded an impairment charge of $70 million at USF Worldwide, our freight forwarding segment. The charge was shown as a cumulative effect of change in accounting for goodwill in the current quarter. Also, effective January 1, 2002 amortization of goodwill ceased under the standard. In the second quarter of 2001, we amortized $1.6 million of goodwill.

Intangibles consist of the following (dollars in thousands)

                                    June 29, 2002                          June 30, 2001
                                    _____________                          _____________
                                        Gross                          Gross
                        Average         Carrying   Accumulated         Carrying   Accumulated
                        Life (Yrs)      Amount     Amortization        Amount     Amortization
                        __________      ________   ____________        _________  ____________
Amortized intangible
  assets:
     Customer lists        5            $  6,073    $   (4,446)         $  6,073    $  (3,240)
     Non-competes          5               5,404        (5,239)            8,258       (7,246)
                                        ________    __________         ________     __________
Total                                   $ 11,477    $   (9,685)         $ 14,331    $ (10,486)
                                        ========    ==========          ========    ==========
Intangible assets not subject
  to amortization:
     Goodwill                           $211,264    $(110,760)          $213,007    $ (38,408)
                                        ========    =========           ========    =========
Aggregate amortization expense (dollars in thousands)
   For the six months ended June 29, 2002            $    785

Estimated amortization expense for each of the years ended December 31 (dollars
    in thousands) is as follows:
                                2002                 $  1,411
                                2003                    1,072
                                2004                       45
                                2005                       45
                                2006                        4
                                                     ________
                                Total                $  2,577
                                                     ========

The changes in carrying amount of goodwill for the six month period ended June
  29, 2002 (dollars in thousands) is as follows:
                                                                  Freight    Corporate
                                        LTL     TL      Logistics Forwarding and other
                                        segment segment segment   segment    segemnt     Total
                                        _______ _______ _________ __________ _________    _____

Balance as of January 1, 2002           $57,273 $10,574 $32,657   $71,204     $     -   $171,708
Goodwill acquired during the year             -       -       -     1,292           -      1,292
Impairment losses                             -       -       -   (72,496)          -    (72,496)
                                        _______ _______ _______   _______     _______  _________
Balance as of June 29, 2002             $57,273 $10,574 $32,657   $     -     $     -   $100,504
                                        ======= ======= =======   =======     =======  =========






The following table adjusts earnings and earnings per share for the adoption of SFAS
No. 142.  All amounts are in thousands except per share data.

                                   Three Months Ended                      Six Months Ended
                              June 29, 2002   June 30, 2001         June 29, 2002   June 30,2001
                              ______________  ______________          _____________   ____________

Reported net income/ (loss)    $   5,940        $  11,423            $  (71,745)       $  19,874
Add back: goodwill amortization,       -            1,619                     -            2,958
      net of tax               _________       __________             __________       _________
Adjusted net income/(loss)     $   5,940        $  13,042             $  (71,745)     $   22,832
Add back cumulative effect
      of accounting change             -                -                 70,022               -
                                ________       __________              _________        ________
Adjusted net income before
     Cumulative effect of
     accounting change         $   5,940       $   13,042           $    (1,723)       $  22,832
                                ========          =======                ======        =========
Basic earnings/ (loss) per share:
  Reported basic EPS           $    0.22       $     0.43           $     (2.67)       $     0.76
  Add back goodwill amortization       -             0.06                     -              0.11
       net of tax              _________         ________                _______         _________
Adjusted basic EPS            $     0.22       $     0.49           $     (2.67)       $     0.87
Add back cumulative effect of
     accounting change                 -               -                   2.61                 -
                                ________         ________               ________           _______
Adjusted basic EPS before cumulative
  effect of accounting change $     0.22       $     0.49           $     (0.06)       $     0.87
                                 =======          =======               =======            =======
Diluted earnings/ (loss) per share:
   Reported diluted EPS       $     0.22       $     0.43           $     (2.67)       $     0.74
   Add back goodwill amortization      -             0.06                     -              0.11
        net of tax               ________       _________                _______        __________
Adjusted diluted EPS          $     0.22       $     0.49           $     (2.67)       $     0.85
Add back cumulative effect of
     accounting change                -              -                     2.61                 -
                                 _______         ________              ________           ________
Adjusted diluted EPS before
     Cumulative effect of
     accounting change       $     0.22        $   0.49             $     (0.06)        $    0.85
                               ========         ========                 =======           =======
Weighted average shares:
     Basic                       26,892          26,271                  26,846            26,233
     Diluted                     27,470          26,652                  26,846            26,700

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


     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also revises standards for the reporting of discontinued operations. The standard is effective for 2002 and generally is be applied prospectively. During the second quarter the extent of operating losses of USF Worldwide caused a review of the recoverability of it's long-lived assets under SFAS No. 144. These assets included primarily property and equipment and intangible assets. We determined that the long-lived assets were impaired based upon estimates of future cash flows and discounted prices for similar assets and recorded a charge of $7.8 million ($6.1 million of the charge was recorded in the Freight forwarding segment while the remaining $1.7 million of the charge was recorded in Corporate and Other)to write down the assets to their fair value.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The pronouncement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The pronouncement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13,
"Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 will be effective for us on January 1, 2003. We have evaluated this statement and determined that there will be no impact on our consolidated financial statements.







8.  Segment Reporting                                   Three Months Ended           Six Months Ended
     (dollars in thousands)                         June 29,          June 30,     June 29,        June 30,
                                                       2002             2001         2002           2001
------------------------------------------------------------------------------- ---------------------------
Revenue
   LTL Group:
      USF Holland                             $     245,125   $      241,060     $   469,400    $   480,380
      USF Reddaway                                   68,878           67,851         130,583        132,960
      USF Red Star                                   69,641           65,516         129,731        129,921
      USF Dugan                                      53,605           51,816         103,595        103,107
      USF Bestway                                    37,924           39,066          72,082         77,960
------------------------------------------------------------------------------- ---------------------------
         Sub total LTL Group                        475,173          465,309         905,391        924,328
   Truckload - Glen Moore                            28,518           25,592          53,835         50,260
   Logistics subsidiaries                            69,593           66,915         136,145        138,074
   Freight forwarding                                55,499           66,056         111,145        132,603
   Corporate and other                                   -                 -               -              -
   Intercompany eliminations                         (2,097)               -          (4,019)             -
------------------------------------------------------------------------------- ---------------------------
Total Revenue                                  $    626,686    $     623,872      $1,202,497    $ 1,245,265
Income From Operations
   LTL Group:
      USF Holland                              $     19,264    $      20,012      $   32,844    $    36,762
      USF Reddaway                                    7,285            6,869          10,976         10,708
      USF Red Star                                   (1,236)          (1,206)         (3,663)        (1,790)
      USF Dugan                                         845            1,659           1,472          3,383
      USF Bestway                                     2,355            1,410           3,749          3,779
------------------------------------------------------------------------------- ---------------------------
         Sub total LTL Group                         28,513           28,744          45,378         52,842
   Truckload - Glen Moore                             1,529              884           2,418          1,720
   Logistics subsidiaries                             2,076            2,234           4,366          5,015
   Freight forwarding                                (9,077) (1)      (2,892)        (10,282)        (6,186)
   Freight forwarding - Asia exit costs                   -                -         (12,760)             -
   Corporate and other                               (6,787)          (2,686)        (12,508)        (5,559)
   Amortization of intangibles                       (2,111) (1)      (2,000)         (2,500)        (3,737)
------------------------------------------------------------------------------- ---------------------------
Total Income from Operations                    $    14,143    $      24,284      $   14,112    $    44,095
------------------------------------------------------------------------------  ---------------------------

          (1) Includes impairment charges totaling $7,804, $6,089 of which is in Freight forwarding and $1,715 included in amortization of intangibles

Item 2. Management's Discussion and Analysis of Financial Conditions and
                  Results of Operations.

                          Results of Operations

     We ("USFreightways Corporation") reported net income for the quarter ended June 29, 2002 of $5.9 million, compared to net income of $11.4 million that was reported for the quarter ended June 30, 2001.For the first half of 2002 and 2001, we reported a net loss of $71.7 million and net income of $19.9 million, respectively.

     The net income per share for the current year's quarter was equivalent to $0.22 diluted earnings per share. Net income per share for the 2001 quarter amounted to $0.43 diluted earnings per share. Net income for the current year's quarter included a pre-tax charge of $7.8 million relating to USF Worldwide our freight forwarding segment: this charge was for long-lived asset impairment recorded in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".
Earnings before this charge amounted to $10.5 million equivalent to $0.38 diluted earnings per share.

     The net loss for year to date 2002 amounted to $71.7 million equivalent to ($2.67) diluted earnings per share compared to net income of $19.9 million ($22.8 million before amortization of goodwill - see footnote 6) equivalent to $0.74 diluted earnings per share ($0.85 diluted earnings per share before amortization of goodwill - see footnote 6) in the first half of 2001. The net loss for the first half of 2002 included pre-tax charges of $12.8 million for relinquishing our interest in USF Asia in early January, $70.0 million related to goodwill impairment at USF Worldwide upon implementation of SFAS No. 142 and $7.8 million relating to long-lived asset impairment under SFAS No. 144 (also at USF Worldwide). Year to date earnings before these charges amounted to approximately $0.57 diluted earnings per share. Of the $90.6 million total pre-tax charges taken, $80.6 million were non-cash.

     While we are seeing the early signs of a slight economic recovery in the 2002 second quarter, the results continue to be negatively impacted by the sluggishness of the economy. Likewise, year to date results in both 2002 and 2001 were negatively impacted by the sluggish economy.

     We reported revenue for the second quarter ended June 29, 2002 of $626.7 million compared to $623.9 million reported for the second quarter which ended June 30, 2001.Revenue for the first half of 2002 amounted to $1.2 billion,a 3.4% decline from the revenue reported for the first half of 2001.


     Total revenue for the current quarter at the regional trucking subsidiaries increased 2.1% to $475.2 million compared to $465.3 million in the 2001 second quarter. Because Good Friday occurred in last year's second quarter but in the first quarter of 2002, there were 64 working days in the current year's quarter compared to approximately 63.5 working days in last year's second quarter. Total revenue in the 2002 second quarter increased by 10.4% over the first quarter of 2002. Fuel surcharges, which are included in the reported revenue, declined by approximately 1.1% as a percent of revenue compared to last year's second quarter as fuel prices declined. LTL revenue before fuel surcharges increased by approximately 3.4% in the 2002 quarter compared to the 2001 second quarter. LTL shipments increased 4.0% and LTL tonnage increased 3.5%. LTL revenue per shipment decreased 1.7% from $113.57 to $111.66 as the average weight per shipment decreased 0.6% from 1,117.2 pounds to 1,110.0 pounds. On a comparable daily basis, for the 2002 second quarter compared to the 2001 second quarter, LTL shipments increased approximately 3.2%, LTL tonnage increased 2.7% and LTL revenue per shipment before fuel surcharges decreased 0.6% while LTL revenue per hundredweight before fuel surcharges decreased approximately 0.1%. On a comparable working day basis, LTL shipments and LTL tonnage increased by approximately 7.4% and 7.9%, respectively, compared to the 2002 first quarter.

     Total revenue for the first half of 2002 at the regional trucking subsidiaries decreased by 2.0% to $905.4 million compared to $924.3 million in the first half of 2001. Year to date LTL shipments increased by 0.6%, LTL tonnage fell by 0.3%, LTL revenue per shipment declined by 2.2% to $111.52 and the weight per shipment declined by 0.9% to 1,108.6 pounds from 1,118.8 in the first half of 2001. Fuel surcharges, included in the reported revenue, declined by approximately 1.5% as a percent of revenue compared to last year's first half as fuel prices declined.

     Operating earnings for the regional trucking subsidiaries, in the current year's quarter, were $28.5 million compared to $28.7 million for the same period of 2001. The consolidated operating ratio for the LTL group increased to 94.0 from 93.8 in the second quarter of 2001. Despite the sluggish economy, USF Reddaway recorded an improved operating ratio, on a 1.5% increase in revenue, in the current quarter of 89.4 compared to last year's second quarter operating ratio of 89.9 (mainly from an improvement in fuel and claims expenses that were somewhat offset by an increase in operating expenses). USF Holland, which operates in the central states where the economy is heavily influenced by manufacturing, particularly in the automotive area, increased revenue by 1.7% compared to last year's second quarter reported an operating ratio of 92.1 (including a gain on sale of land amounting to approximately $0.6 million) compared to 91.7 in the 2001 second quarter (increases in labor and workers' compensation expenses were somewhat offset by decreases in fuel and depreciation expenses). USF Bestway reported a decline in revenue of 2.9% compared to last year's second quarter In spite of this revenue decrease, USF Bestway's operating ratio improved to 93.8 compared to 96.4 in the 2001 second quarter due to lower claims expense in the 2002 quarter. USF Dugan recorded a revenue increase of 3.5% in the current quarter compared to the 2001 second quarter. On a comparable daily basis and before fuel surcharges, USF Dugan's revenue increased by 4.2%. USF Dugan operated at 98.4 in the 2002 second quarter compared to 96.8 in last year's second quarter (Dugan incurred additional labor and purchased transportation expenses to improve its service products. These expenses were somewhat offset by decreases in fuel and operating expenses.) USF Red Star recorded a 101.8 operating ratio in the 2002 and 2001 second quarters. A USF Red Star competitor closed operations in late February 2002, and the extra business enabled USF Red Star to improve its current quarter operating ratio by 2.2 operating points compared to the 2002 first quarter operating ratio of 104.0.

     Operating earnings for the regional trucking companies in the first half of 2002 amounted to $45.4, million a decrease of 14.1% compared to operating earnings of $52.8 million in the first half of 2001 due mainly to the sluggish economy. The consolidated operating ratio for the regional trucking companies for the first half of 2002 was 95.0 compared to 94.3 for the first half of 2001. Year over year operating ratio improvements occurred at USF Bestway (due mainly to reduced claims expenses in the 2002 first half) and USF Reddaway (due mainly to improved cost controls in the 2002 first half). USF Red Star's operating ratio improved in the first half of 2002 compared to the first half of 2001 due to additional business gained beginning in February 2002 when a competitor closed. USF Holland reported an increase in its year to date operating ratio to
93.0 in the first half of 2002 compared to a 92.3 in the first half of 2001 as the economy in the central states (which is heavily automotive related) has been the most adversely impacted. USF Dugan reported an increase in operating ratio in the first half of 2002 to 98.6 from 96.7 in the first half of 2001 as it incurred additional labor and purchased transportation costs in order to improve service products.


     USF Glen Moore, our TL carrier recorded an 11.4% revenue increase to $28.5 million in the 2002 second quarter with operating earnings of $1.5 million and an operating ratio of 94.6 compared to $0.9 million profit and an operating ratio of 96.5 in the 2001 second quarter as improvements in fuel, purchased transportation and claims expenses were partially offset by increases in labor and workers' compensation expenses.

     USF Glen Moore reported revenue in the first half of 2002 of $53.8 million, an increase of 7.1% compared to $50.3 million in the first half of 2001. Operating earnings for the first half of 2002 improved by 40.6% to $2.4 million from $1.7 million in the first half of 2001 and its operating ratio improved to
95.5 in 2002 from 96.6 in 2001 due mainly to reductions in fuel costsand to a lesser extent, improvement in truckload revenue per mile.

     As part of USF Glen Moore's service offerings, it hauls for our LTL regional trucking companies. Therefore, the intercompany revenue that is eliminated on our Consolidated Statements of Operations and Footnote No. 8 Segment Reporting is that revenue generated and recorded by USF Glen Moore wherein it is providing services to our LTL regional trucking companies who in turn record an expense for transportation services in their results.

     Revenue in the Logistics group increased by 4.0% to $69.6 million in the current quarter from $66.9 million in the prior year. Revenue at USF Logistics increased by 10.6%. Earnings in the Logistics group decreased by 7.1% from $2.2 million in the 2001 second quarter to $2.1 million in the 2002 second quarter as startup costs were incurred for new contracts and recently opened distribution centers. USF Processors contributed lower revenue in the 2002 quarter amounting to approximately $10.9 million compared to approximately $13.8 million in last year's quarter as volumes from a major customer were significantly reduced. Processors operated at near breakeven for the current quarter compared to a small loss in the 2001 second quarter, but significantly improved its profits from the 2002 first quarter.

     Year to date revenue for the first half of 2002 declined by 1.4% to $136.1 million compared to $138.1 million in the first half of 2001 in the Logistics group. USF Logistics increased revenue as new distribution centers and new contracts started up while USF Processors reported lower revenue as volumes from a major customer were significantly reduced in the first half of 2002 compared to the first half of 2001. Operating earnings decreased by 12.9% to $4.4 million in the first half of 2002 as USF Logistics reported increased profits from recently opened distribution centers, but USFProcessors reported a loss in the current year compared to a profit in the first half of 2001.


     Revenue in the Freight Forwarding segment decreased 16.0% to $55.5 million from $66.1 million in the 2001 second quarter. $5.8 million of revenue was reported in USF Asia in the 2001 second quarter, whereas there was no revenue reported in the 2002 second quarter because we relinquished our interest in USF Asia in the first week of the 2002 first quarter. Even though the segment's management team has reduced fixed costs and made organizational changes continued lower business levels and revenue from operations have led to increased losses and other charges. The segment reported a 2002 first half operating loss of $13.0 million including a long-lived asset impairment charge of $6.1 million under SFAS No. 144 and a $2.8 million charge taken in the first quarter (part of the total $12.8 million charge to relinquish our interest in USF Asia - see also Footnote 5 and Corporate and other below). Lower profits resulted primarily from lower gross margins due to reduced volumes compared to last year. An additional charge, under SFAS No. 144 of $1.7 million was incurred in Corporate and Other for the write down of intangible assets.

     Revenue in the Freight Forwarding segment in the first half of 2002 declined by 16.2% to $111.1 million from $132.6 million in the first half of 2001. USF Asia reported revenue of $10.2 million in the 2001 first half while there was no revenue reported in the 2002 first half as we relinquished our interest in USF Asia in the first week of 2002. Freight forwarding domestic revenue at USF Worldwide declined by 10.2% to $94.8 million. The segment reported a 2002 first half operating loss of $10.3 million including a $6.1 million charge under SFAS No. 144. Last year's first half operating loss amounted to $6.2 million.

     Following extended losses and review of the overall strategy of the USFreightways group, we have concluded that the freight forwarding business, as currently structured, does not fit as one of our core businesses. We are working with an investment banking firm to advise us on our strategic alternatives, including the sale of the freight forwarding business.

     Freight Forwarding - Asia exit costs is the $12.8 million charge taken to relinquish our interest in USF Asia. Included in the costs is a one-time payment of $10.0 million to Asia Challenge, Ltd., a Hong Kong based logistics company and USF Worldwide's former joint venture partner (see also Footnote 5).

     Corporate and other expenses increased by $4.2 million in the 2002 second quarter to $8.9 million compared to $4.7 million in the 2001 second quarter. Corporate expenses increased to $6.8 million in the 2002 second quarter compared to $2.7 million in the 2001 second quarter as our information technology group
(IT), mainly, increased non-capital expenses in the current quarter as the IT group continued to upgrade systems and infrastructure. Due to the implementation of SFAS No. 142, amortization of non-goodwill intangible assets in the 2002 second quarter decreased to $0.4 million compared to $2.0 million amortization on all intangible assets in the second quarter. An additional asset impairment charge of $1.7 million relating to USF Worldwide (see comments above) was recorded in the second quarter of 2002 bringing the total amortization expense for the 2002 quarter to $2.1 million.

     Corporate and other expenses for the first half of 2002 amounted to $15.0 million compared to $9.3 million in the first half of 2001. Corporate expenses increased to $12.5 million in the first half of 2002 compared to $5.6 million in the first half of 2001. Our IT group increased its non- capital expenses by $6.2 million in the first half of 2002 compared to the same period in 2001 as is continues to upgrade systems and infrastructure across all of the business segments. An asset impairment charge of $1.7 million relating to USF Worldwide (see note above) was recorded in the second quarter of 2002 in accordance with SFAS No. 144. Non-goodwill amortization amounted to $0.8 million for the first half of 2002 compared to $3.7 million for the amortization on all intangible assets in the first half of 2001.



     Income tax expense is calculated on income before income taxes, minority interest and cumulative effect of accounting change and before the $12.8 million Asia exit costs (there are no tax benefits associated with these costs). Therefore, adding back the $12.8 million Asia exit costs to income before income taxes, minority interest and cumulative effect of accounting change to the 2002 six months income before income taxes, minority interest and cumulative effect of accounting change would increase the reported amount of $4.7 million to $17.5 million.

     The  effective  income tax rate for the  second  quarter of 2002 was 39.2%.
Included in the 2002 second quarter income before income taxes was a capital gain on sale of real estate that was not subject to income taxes. Absent this transaction, the second quarter 2002 tax rate would have been 42.0%. The second quarter 2001 tax rate was 40.1% (income before income taxes less minority interest). The second quarter 2002 effective book tax rate is greater than the second quarter 2001 effective book tax rate as permanent differences, for tax, were applicable to a smaller taxable income base in the 2002 second quarter compared to the 2001 second quarter.

     The effective income tax rate for the first half of 2002 was 36.8% after adding back the loss on disposition of USF Asia ($12.8 million) to income before income taxes of $4.7 million. Included in the year to date income before income taxes was the capital gain mentioned above. Also, we received a state income tax refund in the 2002 first quarter that lowered the effective tax rate for that period. Absent these adjustments, the tax rate for the 2002 first half would have been 42.0%. The effective tax rate for the first half of 2001 was 40.1%(income before income taxes less minority interest). The 2002 first half effective book tax rate is greater than the 2001 first half effective book tax rate as permanent differences, for tax, were applicable to a smaller taxable income base in the 2002 first half compared to the 2001 first half.

          Liquidity and Capital Resources

     Cash flows from operating activities contributed $34.6 million during the first six months of 2002 compared to $79.0 million during the same period last year. In the first half of 2002, cash flows from operating activities were negatively impacted by our net loss of $71.7 million and an increase in accounts receivable and other current assets amounting to $32.5 million. Offsetting the aforementioned were the non-cash write-offs of goodwill and long-lived assets at USF Worldwide amounting to $70.0 million and $7.8 million, respectively, depreciation of property and equipment and amortization of non-goodwill intangibles of approximately $50.9 million. (See Table below)




                                                        Dollars in Millions
                                             Six Months Ended   Six Months Ended
                                              June 29, 2002       June 30, 2001
                                                    ____________________________

     Cash flows from operating activities:
          Income before unusual charges              $ 15.5      $     19.9
          Subtract unusual charges:
                Cash payment - USF Asia               (10.0)              -
                Non-cash USF Asia write-off            (2.8)              -
                Non-cash goodwill write-off           (70.0)              -
                Non-cash fixed assets impairment       (4.4)              -
                                                     _________    _________
        Net income/ (loss)                           $(71.7)     $     19.9

        Adjustments to reconcile net income to
          net cash provided by operating activities
                Depreciation and amortization        $ 50.9      $     57.1
                (Increase)/ decrease in accounts
                   receivable and other               (22.4)            2.0
                Goodwill write-off                     70.0               -
                Non-cash assets impairment              7.8               -
                                                     _________    _________
        Net cash provided by operating activities    $ 34.6       $    79.0
                                                     _________    _________



     Capital expenditures for the first half of 2002 amounted to approximately $53.8 million including additions of $24.0 million for revenue equipment, $14.0 million for terminal facilities, $4.7 million for information technology and $11.1 for other capital items. Last year for the same period, capital expenditures amounted to approximately $34.6 million, including additions of $7.0 million for revenue equipment, $8.9 million for terminal facilities, $13.1 million for IT equipment and $5.6 million for other capital items.

     Other cash flows used in operating activities included a $10.0 million cash payment to USF Worldwide's former joint venture partner in Asia when we relinquished our interest in the joint venture. We also incurred $6.0 million in investing activities for loans to USF Asia Group, Ltd.

     Total borrowings decreased by $0.8 million during the first half of 2002 and we had approximately $51.3 million invested in overnight money market deposits. Our net debt to capital ratio was 23.9% at June 29, 2002 compared to 20.2% at December 31, 2001.

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

     We also have a $200 million credit facility with a group of banks that expires in November 2002. This facility is for working capital, general corporate funding needs, and up to $100 million for letters of credit we issue under our self-insurance program. We currently have no borrowings drawn under the facility, but we have approximately $60 million in issued letters of credit. We believe this facility will be replaced on or before its expiration with an equivalent credit facility.

     On July 24, 2000, we announced the authorized buyback of up to 1 million additional shares of our common stock. This repurchase program is not yet completed. There were no shares repurchased in the first or second quarters of 2002 or the first or second quarters of 2001. As of June 29, 2002, we had repurchased 454,200 shares.

     A dividend of 9 1/3 cents per share equivalent to $2.5 million was paid on July 5, 2002 to shareholders of record on June 21, 2002.

              Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to the impact of interest rate changes. Our exposure to changes in interest rates is limited to borrowings under a line of credit agreement which has variable interest rates tied to the LIBOR rate. There have been no borrowings under this agreement in the 2002 first and second quarters. The weighted average annual interest rates on borrowings under this credit agreement were 6.3% in 2001. In addition, we have $150 million of unsecured notes with an 8 1/2% fixed annual interest rate and $100 million of unsecured notes with a 6 1/2% fixed annual interest rate at June 29, 2002. We have no hedging instruments. From time to time, we invest excess cash in overnight money market accounts. At June 29, 2002, we had invested approximately $51 million in overnight money market accounts that yielded approximately 1.9%.

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

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. SFAS No. 144 also revises standards for the reporting of discontinued operations. The standard is effective for 2002 and generally is be applied prospectively. During the second quarter the extent of operating losses of USF Worldwide caused a review of the recoverability of it's long-lived assets under SFAS No. 144. These assets included primarily property and equipment and intangible assets. We determined that the long-lived assets were impaired based upon estimates of future cash flows and discounted prices for similar assets and recorded a charge of $7.8 million ($6.1 million of the charge was recorded in the Freight forwarding segment while the remaining $1.7 million of the charge was recorded in Corporate and Other) to write down the assets to their fair value.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The pronouncement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The pronouncement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13,
"Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 will be effective for us on January 1, 2003. We have evaluated this statement and determined that there will be no impact on our consolidated financial statements.

                           PART II: OTHER INFORMATION

Item 1.           Legal Proceedings.

     The Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, (CERCLA). The Company has been made a party to these proceedings as an alleged generator of waste disposed of at hazardous waste disposal sites. In each case, the Government alleges that the parties are jointly and severally liable for the cleanup costs. Although joint and several liability is alleged, these proceedings are frequently resolved on the basis of the quantity of waste disposed of at the site by the generator. The Company's potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and for others the costs of cleanup have not yet been determined. While it is not feasible to predict or determine the outcome of these proceedings or similar proceedings brought by state agencies or private litigants, in the opinion of management, the ultimate recovery or liability, if any, resulting from such litigation, individually or in the aggregate, will not materially adversely affect the Company's financial condition or results of operations and, to the Company's best knowledge, such liability, if any, will represent less than 1% of its revenues.

     Also, the Company is involved in other litigation arising in the ordinary course of business, primarily involving claims for bodily injuries and property damage. In the opinion of management, the ultimate recovery, or liability, if any, resulting from such litigation, individually or in the aggregate, will not materially adversely affect the Company's financial condition or results of operations.


Item 4.           Submission of Matters to a Vote of Security Holders.

     (a) On May 3, 2002, the annual meeting of stockholders of USFreightways Corporation was held pursuant to notice.

     (b) Morley Koffman, Anthony J. Paoni, and John W. Puth were elected directors at the meeting. The following directors' term of office continued after the meeting:

                  Robert V. Delaney                  Stephen B. Timbers
                  Samuel K. Skinner                  William N. Weaver, Jr.
                  Neil A. Springer

     (c) Election of Directors

         Morley Koffman   FOR:    24,415,392
                          WITHHOLD:  318,131
                          ABSTENTIONS:     0
                          BROKER NON VOTES 0

        Anthony J. Paoni FOR:    24,324,350
                         WITHHOLD:  409,173
                         ABSTENTIONS:     0
                         BROKER NON VOTES:0

        John W. Puth     FOR:    24,590,890
                         WITHHOLD:  142,633
                         ABSTENTIONS:     0
                         BROKER NON VOTES 0


     (d) N/A

Item 6.           Exhibits and Reports on Form 8-K.

     (a) Exhibits
            1. None.

     (b) Current Reports on Form 8-K were filed:
            1. A Current Report on Form 8-K was filed on May 29, 2002
               announcing that the Company had dismissed Arthur Andersen LLP as its independent auditors and had engaged Deloitte & Touche LLP as its new independent auditors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated the 13th day of August, 2002.



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