Form 10-Q
period 2002-09-28
USFREIGHTWAYS CORP
filed 2002-11-12
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                        Washington D. C. 20549

                            Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPT. 28, 2002, OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
         ____________

                           Commission File Number 0-19791

                         USFREIGHTWAYS CORPORATION
             (Exact name of registrant as specified in its charter

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

As of November 1,2002  26,941,758 shares of common stock were outstanding.

PART I: FINANCIAL INFORMATION

Item 1.                           Financial Statements.

                                      USFreightways Corporation
                             Condensed Consolidated Balance Sheets
                                Unaudited (Dollars in Thousands)

                                                   September 28,          December 31,
                                                      2002                    2001
-----------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash                                    $        74,676        $         79,534
     Accounts receivable, net                        328,492                 295,876
     Other                                            74,030                  70,840
                                                -----------------     -------------------
          Total current assets                       477,198                 446,250
                                                -----------------     -------------------

Property and equipment, net                          738,155                 732,520
Goodwill                                             100,504                 171,708
Other intangible assets, net                           1,474                   3,016
Notes receivable                                       9,236                   5,036
Other assets                                          20,491                  20,134
                                                -----------------     -------------------
Total assets                                    $  1,347,058        $      1,378,664
                                                -----------------     -------------------

Liabilities and Stockholders' Equity
Current liabilities:
     Current bank debt                          $        416        $          1,037
     Accounts payable                                 98,377                  89,979
     Accrued salaries, wages and benefits            107,426                  90,497
     Accrued claims and other                         94,514                  84,198
                                               -----------------      ------------------
     Total current liabilities                       300,733                 265,711
                                               -----------------      ------------------
Long-term liabilities:
     Long-term bank debt                              2,225                    2,774
     Notes payable                                  250,000                  250,000
     Accrued claims and other                        81,085                   77,055
     Deferred income taxes                           92,243                   93,617
                                              -----------------     ------------------
            Total long-term liabilities             425,553                  423,446
                                              -----------------     ------------------
Minority interest                                        -                     1,855

Stockholders' equity                                620,772                   687,652
                                             -----------------     ------------------
Total liabilities and stockholders' equity   $    1,347,058        $        1,378,664
                                             -----------------     ------------------
See accompanying Notes to Condensed Consolidated Financial Statements.

                                      USFreightways Corporation
                             Condensed  Consolidated Statements of Operations
                   Unaudited (Dollars in Thousands, Except Per-Share Amounts)

                                                    Three Months Ended                    Nine Months Ended
                                        -------------------------------------    ------------------------------------
                                            September 28,     September 29,    September 28,     September 29,
                                                    2002              2001             2002              2001
-----------------------------------------------------------------------------   -----------------------------
Operating revenue:
     LTL Trucking                            $   483,318       $     461,391      $ 1,388,709      $  1,385,719
     TL Trucking                                  29,649              24,534           83,484            74,794
     Logistics                                    67,707              67,663          203,852           205,737
     Freight Forwarding                           56,048              64,992          167,193           197,595
     Intercompany eliminations                    (2,189)                  -           (6,208)                -
                                                 _______             _______        _________        __________
Total operating revenue                          634,533             618,580        1,837,030         1,863,845

Operating expenses:
     LTL Trucking                                 452,729            430,692        1,312,742         1,302,178
     TL Trucking                                   28,075             24,169           79,492            72,709
     Logistics                                     64,823             63,223          196,602           196,282
     Freight Forwarding                            66,017             73,840          187,444           212,629
     Freight Forwarding-
         Asia exit costs                                -                  -           12,760                 -
     Corporate and other                            7,275               4,728          22,283             14,024
     Intercompany eliminations                     (2,189)                  -          (6,208)                 -
                                                 ________           _________        ________          _________
Total operating expenses                          616,730             596,652       1,805,115          1,797,822

Income from operations                             17,803              21,928          31,915             66,023
                                                 ________           _________       _________           ________
Non-operating income (expense):
     Interest expense                              (5,185)             (5,236)        (15,640)           (16,218)
     Interest income                                  384                 322           1,795                710
     Other, net                                      (428)               (199)           (788)                18
                                                 ________            ________        _________          _________
Total non-operating expense                        (5,229)             (5,113)         (14,633)          (15,490)
                                                 ________            ________        _________           ________
Income before income                               12,574              16,815           17,282            50,533
      taxes, minority interest, and
      cumulative effect of
      accounting change

Income tax expense                                 (7,255)             (6,763)         (13,686)          (20,090)
Minority interest                                       -                (321)               -              (838)
                                                  _______               _____           ______            _______
Income before cumulative                            5,319               9,731            3,596             29,605
     effect of accounting change
Cumulative effect of change in
  accounting for goodwill                              -                   -            (70,022)               -
                                                  ______                _____           _______            ______
Net income/(loss)                          $       5,319          $     9,731        $  (66,426)       $   29,605
                                                  ======                =====           =======            ======

Income per share before
    Cumulative effect : Basic              $       0.20           $      0.37        $     0.13        $     1.13
                        Diluted            $       0.19           $      0.36        $     0.13        $     1.11
(Loss) per share - cumulative
  effect:               Basic              $          -           $         -        $    (2.60)       $        -
                        Diluted            $          -           $         -        $    (2.56)       $        -
Net income/(loss)per share: Basic          $       0.20           $      0.37        $    (2.47)       $     1.13
                            Diluted        $       0.19           $      0.36        $    (2.43)       $     1.11


Average shares outstanding:  Basic           26,924,123            26,335,517         26,872,059        26,267,763
                             Diluted         27,338,300            26,912,541         27,344,357        26,765,551

See accompanying Notes to Condensed Consolidated Financial Statements.


                                  USFreightways Corporation
                     Condensed Consolidated Statements of Cash Flows
                                 Unaudited (Dollars in Thousands)

                                                             Nine Months Ended
                                                      ----------------------------
                                                    September 28,    September 29,
                                                            2002             2001
--------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income/(loss)                                  $      (66,426)    $    29,605
Adjustments to net income/ (loss):
    Depreciation and amortization                          76,442          83,552
    Cumulative effect of change in accounting              70,022              -
        for goodwill
     Impairment of long-lived assets                        7,804              -
     Other items affecting cash                              (258)         33,292
      from operating activities
                                                     --------------    -------------
Net cash provided by operating activities                   87,584        146,449

                                                      --------------   -------------
Cash flows from investing activities:
  Capital expenditures                                     (90,486)       (58,802)
  Proceeds on sales on property and equipment                5,700          7,677
  Disposition of USF Asia                                   (6,000)             -
                                                      --------------   -------------
Net cash used in investing activities                      (90,786)       (51,125)
                                                      --------------   -------------
Cash flows from financing activities:
  Dividends paid                                            (7,497)        (7,318)
  Proceeds from sale of stock                                7,011         12,612
  Proceeds from long-term debt                                  -          10,000
  Payments on long-term debt                                  (549)       (17,403)
  Net change in short-term debt                               (621)       (27,869)
                                                       --------------  -------------
Net cash used in financing activities                       (1,656)       (29,978)
                                                        -------------- -------------
Net increase/(decrease) in cash                             (4,858)        65,346
                                                         -------------- -------------
Cash at beginning of period                                 79,534          5,248
                                                         -------------- -------------
Cash at end of period                                  $    74,676     $   70,594
                                                         -------------- -------------
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
          Interest                                      $    9,890     $   10,928
          Income taxes                                      10,793         12,965

See accompanying Notes to Condensed Consolidated Financial Statements.

                              USFreightways Corporation
     Condensed Consolidated Statements of Changes in  Stockholders' Equity
                         Unaudited (Dollars in Thousands)

                                                      Nine Months Ended
                                                     -----------------
                                           September 28,         September 29,
                                                   2002                  2001

Balance as of December 31, 2001, and 2000,    $  687,652           $  635,176
     respectively
Net income/(loss)                               (66,426)               29,605
Foreign currency translation adjustments             67                   (57)
                                               --------               -------
   Comprehensive income/(loss)              $   (66,359)            $   29,548

Proceeds from sale of stock                       7,011                 12,612
Dividends declared                               (7,532)                (7,366)

                                              ----------             ----------
Balance as of September 28, 2002 and
September 29, 2001,respectively             $   620,772             $  669,970
                                                =======                =======
See accompanying Notes to Condensed Consolidated Financial Statements.



                 Notes to Condensed Consolidated Financial Statements

                       (Dollars in Thousands, Except Per Share Amounts)
                                    (Unaudited)

1. Summary of significant accounting policies

     General -

     The consolidated financial statements include the accounts of USFreightways and our wholly-owned subsidiaries. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Intercompany balances and transactions have been eliminated. Our consolidated financial statements for prior periods have been reclassified to conform with the current presentation. Our results of operations are affected by the seasonal aspects of the trucking and air freight industries. Therefore, operating results for the three and nine months ended Sept. 28, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. We report on a calendar year basis. Our quarters consist of thirteen weeks that end on the Saturday nearest the end of March, June and September. For further information, refer to consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

2. Earnings per share


     Basic earnings/ (loss) per share are calculated on net income/ (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted-average number of common shares outstanding plus the shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares. Unexercised stock options, calculated under the treasury stock method, are the only reconciling items between our basic and diluted earnings per share. The number of options included in the denominator, used to calculate diluted earnings per share are reported in the table below:

              Three months ended               Nine months ended
September 28, 2002  September29, 2001  September 28, 2002    September 29, 2001
__________________  _________________  __________________     _________________
   414,177               577,024            472,298                497,788

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

     As of September 28, 2002, we had a $200 million credit facility with a group of banks that was set to expire in November 2002. This facility was for working capital, general corporate funding needs, and up to $100 million for letters of credit we issue under our self-insurance program. As of September 28, 2002 we had no borrowings drawn under the facility, but we had approximately $67 million in issued letters of credit.

     On October 24, 2002 we entered into a new three year $200 million credit facility with a group of banks to replace our existing facility that was scheduled to expire on November 24, 2002. (See Footnote 10 - Subsequent Events)

4. Stock repurchases

     On July 24, 2000, we announced the authorized buyback of up to 1 million additional shares of our common stock in either public market or private transactions. This repurchase program is not yet completed. There were no shares repurchased in the first, second or third quarters of 2002 or the first, second or third quarters of 2001. From July 24, 2000 through September 28, 2002, we have repurchased 454,200 shares; the last share repurchase occurred in the 2000 fourth quarter.

5.   Notes receivable

     USF Asia Group, Ltd.

     On January 18, 2002 USF Worldwide relinquished its interest in USF Asia Group, Ltd., its freight forwarding joint venture in Asia. A one-time payment of $10 million was made to Asia Challenge, Ltd., a Hong Kong based logistics company and USF Worldwide's former joint venture partner. We also provided $6 million in loans to Asia. The loans included a $3.0 million secured loan and a $3.0 million unsecured loan. Both loans were due on June 30, 2005 and each bore interest at the six-month LIBOR plus 1%. Interest was payable quarterly. Income from operations and income before income taxes, minority interest , and cumulative effect of accounting change were reduced by approximately $12.8 million in the first quarter as a result of this transaction. No net tax benefits were recorded with the transaction. (See Footnote 10- Subsequent Events)


 Auto Warehousing Company ("AWC")

     We have notes receivable from AWC, a company that we owned until 1993, totaling $5.2 million ($2.0 million in accounts receivable) as of Sept. 28, 2002 and $5.7 million as of December 31, 2001. Amendments to the original notes were executed in August 2002. In accordance with the amendments, the notes now bear interest at the Prime rate plus 1.0%. Additionally, beginning in September 2003, the notes will bear interest at the Prime rate plus 5.0%. Interest is payable quarterly and is current. Principal payments of $0.5 million are due quarterly beginning in September 2002 with a final installment due March 31, 2005. The notes are secured by a lien on all assets of AWC and a personal guarantee by AWC's owner including a pledge by the owner of 100% of his stock in AWC.

     Our notes receivable are secondary to loans due from AWC to banks. AWC made its required principal payment to us in September 2002. We have evaluated the carrying value of these notes receivable, and based on AWC's ongoing operating results, we believe the notes receivable from AWC will be collected in full.

6. Goodwill and other intangible assets

     Under Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets", previously recorded goodwill and other intangible assets with indefinite lives are no longer amortized but are subject to impairment tests annually. Effective January 1, 2002 amortization of goodwill ceased under the standard. In the third quarter of 2001, we amortized $1.6 million of goodwill. As a result of implementing this new standard on January 1, 2002, we recorded an impairment charge of $70 million at USF Worldwide, our freight forwarding segment. The charge was shown as a cumulative effect of change in accounting for goodwill in the first quarter. In the third quarter of 2002, we made a contractual payment to the former owners of USF Worldwide Logistics Ltd. ("USF UK") of $4.7 million. The amount was recorded as goodwill, and then we recorded an impairment charge for the entire $4.7 million. The charge was included in Operating expenses. Intangibles consist of the following

                                                             September 28, 2002  September 29, 2001
                                                             __________________  _________________
                                                             Gross                                        Gross
                                               Average       Carrying   Accumulated         Carrying     Accumulated
                                               Life (Yrs)    Amount     Amortization         Amount       Amortization


                                            __________      ________   ____________        _________  ____________
Amortized intangible assets:
     Customer lists                              5          $  6,073    $ (4,748)        $    6,073     $  (3,541)
     Non-competes                                5             5,404      (5,255)             8,198        (7,311)
                                                            ________    _________            _______    __________
Total                                                       $ 11,477    $(10,003)        $    14,271    $ (10,852)
                                                              ======     =======              ======     ========
Intangible assets not subject to amortization:
     Goodwill                                               $100,504   $       -         $   213,429    $ (40,039)
                                                             =======    ========            =======     ========

Aggregate amortization expense
   For the nine months ended September 28, 2002             $  1,103

Estimated amortization expense for each of the years ended December 31 is as follows:
                               2002                $  1,408
                               2003                     866
                               2004                     265
                               2005                      38
                                                    _______
                              Total                   2,577
                                                     =======
The changes in carrying amount of goodwill for the nine month period ended September 28 2002 is as follows:

                                                                Freight       Corporate
                                    LTL       TL  Logistics     Forwarding    and other
                                segment    segment  segment     segment         segment     Total
                                 _______  _______  _________ _________________   _____     ______
Balance as of January 1, 2002    $57,273   $10,574  $32,657      $71,204         $  -    $171,708
Impairment losses                     -          -       -       (71,204)           -     (71,204)
Additions - UK                                                     4,699            -       4,699
Impairment losses - UK                                            (4,699)           -      (4,699)
                                 _______   _______  _______       _______        _______ _________
Balance as of September 28, 2002 $57,273   $10,574 $32,657       $     -            -    $ 100,504
                                 =======    ====== ======         =======        ======    =======

The following table adjusts earnings and earnings per share for the adoption of SFAS No. 142.

                                              Three Months Ended              Nine Months Ended
                                        September 28,   September 29,     September 28,   September 29,
                                                2002             2001             2002            2001
                                        ____________    _____________     ____________    ____________
Reported net income/ (loss)              $   5,319       $    9,731         $  (66,426)     $   29,605
Add back: goodwill amortization,                 -            1,623                  -           4,581
      net of tax                           _________       ________          __________      _________
Adjusted net income/(loss)               $   5,319       $   11,354         $  (66,426)     $   34,186
Add back cumulative effect
      of accounting change                       -                -              70,022              -
                                            ________      __________          _________        ________
Adjusted net income before
     cumulative effect of accounting
     change                              $   5,319       $   11,354         $     3,596      $  34,186
                                           =======           ======             =======         ======
Basic earnings/ (loss) per share:
  Reported basic EPS                     $    0.20       $     0.37         $     (2.47)     $    1.13
  Add back goodwill amortization                 -             0.06                   -           0.17
       net of tax                          ________        ________              _______     _________
Adjusted basic EPS                       $    0.20       $     0.43         $     (2.47)     $    1.30
Add back cumulative effect of
     accounting change                           -                -                 2.60             -
                                           _______           _______             ________       _______
Adjusted basic EPS before cumulative
     effect of accounting change        $     0.20        $    0.43         $       0.13     $    1.30
                                            =======          =======              =======      =======
Diluted earnings/ (loss) per share:
   Reported diluted EPS                 $     0.19        $    0.36         $      (2.43)    $    1.11
   Add back goodwill amortization                -             0.06                    -          0.17
        net of tax                         ________        _________              _______   __________
Adjusted diluted EPS                    $     0.19        $    0.42         $      (2.43)    $    1.28
Add back cumulative effect of
     accounting change                          -                 -                 2.56             -
                                           ________          _______             ________      ________
Adjusted diluted EPS before
     Cumulative effect of accounting
     change                             $     0.19        $    0.42         $        0.13    $    1.28
                                           ========         ========              =======      =======
Weighted average shares:
     Basic                                  26,924           26,335                26,872       26,268
     Diluted                                27,338           26,912                27,344       26,766



7. Long Lived Assets

     During the second quarter the extent of operating losses of USF Worldwide caused a review of the recoverability of it's long-lived assets under SFAS No.
144. These assets included primarily property and equipment and intangible assets. We determined that the long-lived assets were impaired based upon estimates of future cash flows and discounted prices for similar assets and recorded a charge in the second quarter of 2002 amounting to $7.8 million ($6.1 million of the charge was recorded in the Freight forwarding segment while the remaining $1.7 million of the charge was recorded in Corporate and Other) to write down the assets to their fair value.

8. Recent Accounting Pronouncements


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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize the costs associated with exit or disposal activities when they are incurred. Currently these types of costs are recognized at the time management commits the company to the exit / disposal plan in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit or disposal activities that are initiated subsequent to December 31, 2002. Accordingly, we will apply the provisions of SFAS No. 146 prospectively to exit or disposal activities initiated subsequent to December 31, 2002.






9.  Segment Reporting                          Three Months Ended              Nine Months Ended
      (Dollars in Thousands)              September 28,    September 29,  September 28, September 29,
                                                  2002             2001           2002          2001
------------------------------------------------------------------------------- ---------------------
Revenue
   LTL Group:
      USF Holland                      $     245,765   $      237,030     $   715,165    $   717,410
      USF Reddaway                            72,065           68,872         202,648        201,832
      USF Red Star                            68,877           64,488         198,608        194,409
      USF Dugan                               57,011           53,384         160,606        156,491
      USF Bestway                             39,600           37,617         111,682        115,577
------------------------------------------------------------------------------- ----------------------
         Sub total LTL Group                 483,318          461,391       1,388,709      1,385,719
   Truckload - USF Glen Moore                 29,649           24,534          83,484         74,794
   Logistics subsidiaries                     67,707           67,663         203,852        205,737
   Freight forwarding                         56,048           64,992         167,193        197,595
   Corporate and other                             -                -               -              -
   Intercompany eliminations                  (2,189)               -          (6,208)             -
------------------------------------------------------------------------------- ----------------------
Total Revenue                           $    634,533    $     618,580      $ 1,837,030   $ 1,863,845
Income/(loss) from Operations
   LTL Group:
      USF Holland                       $     18,820    $      20,064      $    51,664    $  56,826
      USF Reddaway                             9,537            7,768           20,513       18,476
      USF Red Star                            (1,017)            (599)          (4,680)      (2,389)
      USF Dugan                                  451            1,219            1,923        4,602
      USF Bestway                              2,798            2,247            6,547        6,026
------------------------------------------------------------------------------- ---------------------
         Sub total LTL Group                  30,589           30,699           75,967       83,541
   Truckload - USF Glen Moore                  1,574              365            3,992        2,085
   Logistics subsidiaries                      2,884            4,440            7,250        9,455
   Freight forwarding                        ( 9,969)  (1)     (8,848)         (20,251)(1,2)(15,034)
   Freight forwarding -
      Asia exit costs                              -                -          (12,760)           -
   Corporate and other                        (7,275)          (4,728)         (22,283)  (2)(14,024)
------------------------------------------------------------------------------- ------------------------------------------
Total Income from Operations             $    17,803    $      21,928        $  31,915  $    66,023
------------------------------------------------------------------------------  ------------------------------------------
(1)  Includes impairment charges totaling $4,699.
(2) Includes impairment charges totaling $7,804, of which $6,089 is  in Freight forwarding and $1,715 is included in Corporate and other.


Footnote 10.   Subsequent Events

Freight Forwarding Segment

     Following extended losses in the freight forwarding business and review of our overall strategy, we concluded that the freight forwarding business ("the USF Worldwide Group") did not fit as one of our core businesses. As a result, on October 18, 2002, we announced the execution of an agreement with GPS Logistics, Inc. and Seko Worldwide Acquisitions LLC (collectively "the Transferees") to transfer our interest in the USF Worldwide Group. As a condition to the transfer and in consideration to Transferees' obligation to assume ownership of the stock of the USF Worldwide Group, we agreed to contribute $17 million in cash to USF Worldwide Inc. As part of the agreement, the Transferees have the option for a period of up to six months from closing to return their interest in certain assets to us for $3 million in cash. In the fourth quarter we will record an after tax loss of approximately $10 - 13 million on this transaction. The transaction closed on October 30, 2002.

     As part of our divestiture of the USF Worldwide Group, our non-core freight forwarding business, $6.0 million in loans made to Asia in January 2002 were forgiven (See Footnote 5 - Notes Receivable USF Asia Group, Ltd.).

     The following pro forma financial statements for the third quarter and year-to-date illustrate the effect of the Freight Forwarding operations as if the results had been reported as discontinued operations:

                              USFreightways Corporation
                     Pro Forma Condensed Consolidated Statements of Operations
               Unaudited (Dollars in Thousands, Except Per-Share Amounts)

                                       Three Months Ended                 Nine Months Ended
                              -------------------------------------    ------------------------------------
                              September 28,      September 29,      September 28,   September 29,
                                      2002               2001               2002            2001
--------------------------------------------------------------------------------------------------------------
Operating revenue:
     LTL Trucking             $   483,318       $     461,391       $  1,388,709     $  1,385,719
     TL Trucking                   29,649              24,534             83,484           74,794
     Logistics                     67,707              67,663            203,852          205,737
     Asia operations                    -               7,252                  -           17,450
     Intercompany eliminations     (2,189)                 -              (6,208)               -
                            -------------        ------------         ----------       ----------
Total operating revenue           578,485             560,840          1,669,837        1,683,700

Operating expenses:
     LTL Trucking                 452,729             430,692          1,312,742        1,302,178
     TL Trucking                  28, 075              24,169             79,492           72,709
     Logistics                     64,823              63,223            196,602          196,282
     Freight Forwarding-
         Asia exit costs                -                   -             12,760                 -
     Asia operations                    -               7,825                  -            19,232
     Corporate and other            7,262               4,180             20,395            12,326
     Intercompany eliminations     (2,189)                  -             (6,208)                -
                            --------------       -------------        ----------        ----------
Total operating expenses          550,700             530,089          1,615,783         1,602,727
                             -------------       -------------        ----------        ----------
Income from operations             27,785              30,751             54,054            80,973
                            --------------       ------------         ----------        ----------
Non-operating income (expense):
     Interest expense              (5,110)            (5,127)            (15,340)          (15,830)
     Interest income                  373                433               1,771                704
     Other, net                      (419)              (178)               (800)              (278)
                              ------------       ------------         ----------          ----------
Total non-operating expense        (5,156)            (4,872)            (14,369)           (15,404)
                            --------------       ------------        ----------           ----------
Income from continuing             22,629              25,879             39,685              65,569
     operations before income
      taxes, minority interest, and
     cumulative effect of
     accounting change
Income tax expense                 (9,183)           (10,026)            (20,059)            (25,503)
Minority interest                       -               (321)                  -                (838)

Income from continuing
  operations                       13,446             15,532              19,626              39,228

Discontinued operations
     Loss from operations of
     Freight Forwarding segment  (10,055)             (9,064)            (22,403)            (15,036)
     Income tax benefit            1,928               3,263               6,373               5,413
                                 -------             -------            --------            ---------
Loss on discontinued operations   (8,127)             (5,801)            (16,030)             (9,623)
                               ---------            ---------        -----------           ----------
Income  before cumulative          5,319               9,731               3,596               29,605
     effect of accounting change

Cumulative effect of change in
  accounting for goodwill             -                    -             (70,022)                  -
                           -------------        ------------          ----------          ----------
Net income/(loss)          $       5,319         $     9,731        $    (66,426)         $   29,605
                            ------------        ------------         ----------           ----------

Income per share from
continuing operations:Basic $      0.50          $      0.59        $       0.73          $     1.49
                    Diluted $      0.49          $      0.58        $       0.72          $     1.47
Loss per share from
discontinued operations:Basic  $  (0.30)         $     (0.22)       $      (0.60)         $    (0.36)
                      Diluted  $  (0.30)         $     (0.22)       $      (0.59)         $    (0.36)
Loss per share - cumulative
  effect:               Basic  $      -          $         -        $      (2.60)         $        -
                      Diluted  $      -          $         -        $      (2.56)         $        -
Netincome/(loss)per share:Basic$   0.20          $      0.37        $      (2.47)         $     1.13
                        Diluted$   0.19          $      0.36        $      (2.43)         $     1.11


Average shares outstanding:
                     Basic   26,924,123            26,335,517         26,872,059           26,267,763
                   Diluted   27,338,300            26,912,541         27,344,357           26,765,551
                        ---------------       ---------------        -----------           ----------

Replacement Credit Facility


     On October 24, 2002 we entered into a new three year $200 million credit facility with a group of banks to replace our existing facility that was scheduled to expire on November 24, 2002. Like our prior credit facility, this new facility is for working capital, general corporate funding needs, and up to $125 million for letters of credit we issue under our self-insurance program. As of November 1, 2002 we had no borrowings drawn under the facility, but we had approximately $67 million in issued letters of credit.

     The facility bears interest at LIBOR plus a margin depending on our debt rating. In addition, there are other fees associated with the facility and certain financial covenants including minimum net worth and maximum funded debt to adjusted cash flow.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.


Results of Operations

     We ("USFreightways Corporation") reported net income for the quarter ended September 28, 2002 of $5.3 million, compared to net income of $9.7 million that was reported for the quarter ended September 29, 2001. For year-to-date through September 28 and September 29, of 2002 and 2001, we reported a net loss of $66.4 million and net income of $29.6 million, respectively.

     The net income per share for the current year's quarter was equivalent to $0.19 diluted earnings per share. Net income per share for the 2001 quarter amounted to $0.36 diluted earnings per share. Net income for the current year's quarter included a pre-tax charge of $4.7 million relating to contractual payments to former owners of USF Worldwide Logistics Ltd. ("USF UK") one of the operating units within our freight forwarding segment. This payment was recorded as goodwill and we subsequently recorded an impairment charge in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets". Earnings in the current quarter from our core operations which includes Less-than-truckload ("LTL") regional trucking companies, Truckload ("TL"), Logistics and Corporate and Other segments amounted to $0.49 diluted earnings per share compared to $0.60 diluted earnings per share in the 2001 third quarter. Losses in our non-core operations in the freight forwarding segment (including USF Worldwide, Inc., USF UK, and USF Asia) amounted to $0.30 diluted loss per share in the current quarter compared to $0.24 diluted loss per share in the 2001 third quarter.We reported a third quarter 2001 loss per share from discontinued operations, in Footnote 10 - Subsequent Events, amounting to $0.22. The difference amounts to a $0.02 loss per share from USF Asia that is considered non-core operations in this paragraph, but for GAAP accounting is considered part of continuing operations.

     We announced on October 18, 2002 that we have an agreement to sell our non-core freight forwarding business (USF Worldwide Inc. and USF Worldwide Logistics Ltd.). The transaction closed on October 30, 2002 (See Footnote 10).

     The net loss for year to date 2002 amounted to $66.4 million equivalent to ($2.43) diluted loss per share compared to net income of $29.6 million ($34.2 million before amortization of goodwill - see Footnote 6) equivalent to $1.11 diluted earnings per share ($1.28 diluted earnings per share before amortization of goodwill - see footnote 6) in the first nine months of 2001. The net loss for the first nine months of 2002 included pre-tax charges of $12.8 million for relinquishing USF Worldwide's interest in USF Asia in early January, $70.0 million related to goodwill impairment at USF Worldwide upon implementation of SFAS No. 142, $4.7 million related to goodwill impairment at USF UK recorded in accordance with SFAS No. 142 and $7.8 million relating to long-lived asset impairment under SFAS No. 144 (also at USF Worldwide). Year to date earnings before these charges amounted to approximately $0.94 diluted earnings per share. Of the $95.3 million total pre-tax charges taken, $80.6 million were non-cash.

     We reported revenue for the third quarter ended September 28, 2002 of $634.5 million compared to $618.6 million reported for the third quarter which ended September 29, 2001. Revenue for the first nine months of 2002 amounted to $1.84 billion a 1.4% decline from the $ 1.86 billion in revenue reported for the first nine months of 2001.

     Total revenue for the current quarter at the regional trucking subsidiaries increased 4.7% to $483.3 million compared to $461.4 million in the 2001 third quarter. On September 2, 2002, Consolidated Freightways Corporation of Delaware Inc. ("CF") filed for bankruptcy and ceased operations. After CF's closure, our regional trucking subsidiaries picked up a portion of CF's business and related revenue. Revenue from our new PremierPlus product (revenue from shipments moving between our regional trucking subsidiaries) which had previously accounted for approximately 11% of total revenue in the regional trucking subsidiaries grew to 14% of total revenue in the month of September due in part to revenue picked up after CF's closure. LTL shipments and tonnage in July and August 2002 increased by approximately 4.0% over the same periods in 2001. LTL shipments and tonnage in September 2002 increased by 8.6% and 7.5%, respectively, compared to September 2001- largely due to CF's closure. Total revenue at the regional trucking subsidiaries increased by approximately 8.0% in September 2002 compared to September 2001.

     There were 63 working days in the current year's and last year's quarter. On a comparable working day basis, total revenue in the 2002 third quarter increased by 3.3% over the second quarter of 2002 (included 64 working days). Fuel surcharges, which are included in the reported revenue, declined by approximately 0.6% as a percent of revenue compared to last year's third quarter as fuel prices declined. LTL revenue before fuel surcharges increased by approximately 5.2% in the 2002 quarter compared to the 2001 third quarter. LTL shipments increased 5.9% and LTL tonnage increased 5.4%. LTL revenue per shipment decreased 1.2% from $115.93 to $114.58 as the average weight per shipment decreased 0.5% from 1,112.6 pounds to 1,106.9 pounds. On a comparable working day basis, LTL shipments and LTL tonnage were basically flat when compared to the 2002 second quarter.

     Total revenue for the first nine months of 2002 at the regional trucking subsidiaries, reversing earlier trends, increased slightly to $1,388.7 million compared to $1,385.7 million in the first nine months of 2001. Year to date LTL shipments increased by 2.3%, LTL tonnage increased by 1.5%, LTL revenue per shipment declined by 1.8% to $112.57 and the weight per shipment declined by 0.8% to 1,108.0 pounds from 1,116.8 pounds in the first nine months of 2001. Fuel surcharges, included in the reported revenue, declined by approximately 1.2% as a percent of revenue compared to last year's first nine months as fuel prices declined.

     Operating earnings for the regional trucking subsidiaries, in the current year's quarter, were $30.6 million compared to $30.7 million for the same period of 2001. The consolidated operating ratio for the LTL group increased to 93.7 from 93.3 in the third quarter of 2001. Despite a still underlying sluggish economy but augmented by CF's closure in early September, USF Reddaway reported an improvement in its operating ratio by 1.9 operating points, on a 4.6% increase in revenue, in the current quarter to 86.8 compared to last year's third quarter operating ratio of 88.7 (mainly from improvements in fuel, labor,operating taxes and depreciation expenses that were somewhat offset by increases in operating and purchased transportation expenses). USF Holland, operating in the central states where the economy is heavily influenced by manufacturing, particularly in the automotive area, increased revenue by 3.7% compared to last year's third quarter and reported an operating ratio of 92.3compared to 91.5 in the 2001 third quarter (increases in labor and claims expenses were somewhat offset by decreases in fuel expenses). USF Bestway, reversing earlier growth declines, reported an increase in revenue of 5.3% compared to last year's third quarter and improved its operating ratio to 92.9 compared to 94.0 in the 2001 third quarter due to lower claims and other operating expenses offset slightly by an increase in purchased transportation expenses in the 2002 quarter. USF Dugan recorded a revenue increase of 6.8% in the current quarter compared to the 2001 third quarter. USF Dugan operated at
99.2 in the 2002 third quarter compared to 97.7 in last year's third quarter. USF Dugan incurred $0.6 million in costs in the current quarter related to an environmental matter. Without these environmental costs, USF Dugan would have reported an operating ratio of 98.1. USF Red Star recorded a 101.5 operating ratio in the 2002 third quarter compared to 100.9 in last year's third quarter. The closure of CF, in September, and APA earlier in the year allowed USF Red Star to increase revenue by 6.8% in the current quarter compared to last year's third quarter. USF Red Star improved its current quarter operating ratio compared to the 2002 second quarter operating ratio of 101.8. Improvements in fuel, workers' compensation and depreciation expenses were offset by increases in labor and purchased transportation expenses.

     Operating earnings for the regional trucking companies in the first nine months of 2002 amounted to $76.0 million, a decrease of 9.1% compared to operating earnings of $83.5 million in the first nine months of 2001 due mainly to the sluggish economy. The consolidated operating ratio for the regional trucking companies for the first nine months of 2002 was 94.5 compared to 94.0 for the first nine months of 2001. Year over year operating ratio improvements occurred at USF Bestway (due mainly to reduced claims expenses in the 2002 first nine months) and USF Reddaway (due mainly to lower fuel expenses in the 2002 first nine months). USF Red Star's operating ratio increased in the first nine months of 2002 compared to the first nine months of 2001. Despite additional business gained from the closures of APA and CF, USF Red Star incurred additional labor and purchased transportation expenses in order to service the higher business volumes. USF Holland reported an increase in its year to date operating ratio to 92.8 in the first nine months of 2002 compared to a 92.1 in the first nine months of 2001 as the economy in the central states (which is heavily automotive related) has been the most adversely impacted. USF Dugan reported an increase in operating ratio in the first nine months of 2002 to 98.8 from 97.1 in the first nine months of 2001 as it incurred additional labor and purchased transportation costs in order to improve service products. Additional environmental costs were incurred as mentioned above.

     As truckload revenue per total mile increased in the current quarter compared to the 2001 third quarter and its customer base increased, USF Glen Moore, our TL carrier recorded a 20.8% revenue increase to $29.6 million in the 2002 third quarter. USF Glen Moore had operating earnings of $1.6 million and an operating ratio of 94.7 compared to $0.4 million profit and an operating ratio of 98.5 in the 2001 third quarter as improvements in labor, purchased transportation and claims expenses were partially offset by increases in fuel expenses.

     USF Glen Moore reported revenue in the first nine of 2002 of $83.5 million, an increase of 11.6% compared to $74.8 million in the first nine months of 2001. Operating earnings for the first nine months of 2002 improved by 91.5% to $4.0 million from $2.1 million in the first nine months of 2001 and its operating ratio improved to 95.2 in 2002 from 97.2 in 2001 due mainly to improvement in truckload revenue per mile and reductions in fuel, labor and claims costs.

     As part of USF Glen Moore's service offerings, it hauls freight for our LTL regional trucking companies. Therefore, the intercompany revenue that is eliminated on our Consolidated Statements of Operations and Footnote No. 8 Segment Reporting is that revenue generated and recorded by USF Glen Moore for the services it provides to our LTL regional trucking companies who in turn record an expense for transportation services in their results.

     Revenue in the  Logistics  group  amounted to $67.7  million in the current quarter (virtually the same as recorded in the prior year). Revenue at USF Logistics increased by 6.0%. Earnings in the Logistics group decreased by 35.0% from $4.4 million in the 2001 third quarter to $2.9 million in the 2002 third quarter as a softness in the retail industry and early losses incurred for new warehouse operations adversely impacted their results. USF Processors contributed lower revenue in the 2002 quarter amounting to approximately $10.2 million compared to approximately $13.4 million in last year's quarter as volumes from a major customer were significantly reduced. As Processors exercised cost controls on lower revenue volumes, it reported an operating profit of $ 0.3 million for the current quarter compared to $ 0.8 million in the 2001 third quarter, and significantly improved its profits from a 2002 second quarter small operating loss.


     Revenue in the Logistics group for the first nine months of 2002 declined by 0.9% to $203.9 million compared to $205.7 million in the first nine months of 2001. USF Logistics increased revenue as new distribution centers and new contracts started up while USF Processors reported lower revenue as volumes from a major customer were significantly reduced in the first nine months of 2002 compared to the first nine months of 2001. Operating earnings decreased by 23.3% to $7.2 million in the first nine months of 2002 as USF Logistics reported increased profits from recently opened distribution centers, but USF Processors reported a loss of $1.3 million in the current year compared to a profit of $1.3 million in the first nine months of 2001.

     Revenue in the non-core Freight Forwarding segment decreased 13.8% to $56.0 million from $65.0 million in the 2001 third quarter. $7.3 million of revenue was reported in USF Asia in the 2001 third quarter, whereas there was no revenue reported in the 2002 third quarter because we relinquished our interest in USF Asia in the first week of 2002. Despite the significant efforts of the segment's management team at controlling fixed and variable costs, continued lower business levels and revenue from operations have led to continued significant losses. The segment reported an operating loss of $10.0 million (including a goodwill impairment charge recorded in accordance with SFAS No. 142 in USF UK as a result of a $4.7 million contractual payment made to the former owners). Lower profits resulted primarily from lower gross margins due to reduced volumes compared to last year. An additional charge of $2.0 million was incurred in USF Worldwide in recognition of certain doubtful accounts. The segment recorded an operating loss of $8.8 million in the 2001 third quarter including charges of $5.9 million relating to severance, downsizing and other costs relating to preparations for the implementation of a new freight management system.

     Revenue in the non-core Freight Forwarding segment in the first nine months of 2002 declined by 15.4% to $167.2 million from $197.6 million in the first nine months of 2001. USF Asia reported revenue of $17.5 million in the 2001 first nine months while there was no revenue reported in the 2002 first nine months as we relinquished our interest in USF Asia in the first week of 2002. Freight forwarding domestic revenue at USF Worldwide declined by 8.7% to $141.9 million. The segment reported a 2002 first nine months operating loss of $20.3 million (excluding Asia exit costs of $12.8 million) including a $6.1 million charge under SFAS No. 144 and a $4.7 million charge in accordance with SFAS No.
142. Last year's first nine months operating loss amounted to $15.0 million (which includes $5.9 million relating to severance and other downsizing costs).

     Freight Forwarding - Asia exit costs are the $12.8 million charge taken to relinquish the interest in USF Asia. Included in the costs is a one-time payment of $10.0 million to Asia Challenge, Ltd., a Hong Kong based logistics company and USF Worldwide's former joint venture partner (see also Footnote 5).

     Corporate and other expenses increased by $2.5 million in the 2002 third quarter to $7.3 million compared to $4.7 million in the 2001 third quarter. Corporate expenses increased by $4.2 million in the 2002 third quarter compared to the 2001 third quarter as our information technology group (IT) increased expenses in the current quarter as it continued to upgrade systems and infrastructure and explore the plausibility of a single freight management system for the regional trucking companies. Other expenses decreased in the quarter by approximately $1.7 million. Due to the implementation of SFAS No. 142, amortization of non-goodwill intangible assets in the 2002 third quarter decreased to $0.3 million compared to $2.0 million amortization on all intangible assets in the 2001 third quarter.


     Corporate and other expenses for the first nine months of 2002 amounted to $22.3 million compared to $14.0 million in the first nine months of 2001. Corporate expenses increased by $11.2 million in the first nine months of 2002 compared to the first nine months of 2001 primarily due to our IT group increasing its expenses as it continues to upgrade systems and infrastructure across all of the business segments and explore the plausibility of a single freight management system for the regional trucking companies. Other expenses included an asset impairment charge of $1.7 million relating to USF Worldwide (see comments above) which was recorded in the second quarter of 2002 in accordance with SFAS No. 144. Non-goodwill amortization amounted to $1.1 million for the first nine months of 2002 compared to $5.7 million for the amortization on all intangible assets in the first nine months of 2001.


     Income tax expense is calculated on income before income taxes, minority interest and cumulative effect of accounting change and before the $12.8 million Asia exit costs and the $4.7 million USF UK goodwill charge (there were no net tax benefits recorded with respect to these costs). Therefore, adding back these items increases the reported amount of $17.3 million to the taxable income before taxes amount of $34.1 million.

     The following table provides an analysis of the effective tax rates for the third quarters and years-to-date for 2002 and 2001:

                                               3rd Qtr.       3rd Qtr.          YTD           YTD
                                                  2002           2001          2002          2001
                                               _______         ______          ____          ____
Reported income before income taxes,
minority interest and cumulative effect
of accounting change                             12,574         16,815        17,282       50,533
Income tax expense                               (7,255)        (6,763)      (13,686)     (20,090)
Effective tax rate                                 57.7%          40.2%         79.2%        39.8%

Add back /(subtract) to/(from) income
before income taxes, minority interest
and cumulative effect of accounting change:
            Goodwill impairment- USF UK           4,699              -         4,699             -
            Minority interest                         -           (321)           -           (838)
            Asia exit costs                           -              -        12,760             -
            Capital gain                              -              -          (644)            -
                                                 ______         ______        ______          ______
Adjusted income before income taxes              17,273         16,494        34,097         49,695

Income tax expense                               (7,255)        (6,763)      (13,686)       (20,090)

Adjusted effective tax rate                        42.0%          41.0%        40.1%           40.4%



                          Other Matters

     Contracts with the International Brotherhood of Teamsters ("Teamsters") expire with our USF Holland and USF Red Star subsidiaries on March 31, 2003. Negotiations are in process with the Teamsters for a new contract.

                         Liquidity and Capital Resources

     Cash flows from operating activities contributed $87.6 million during the first nine months of 2002 compared to $146.4 million during the same period last year. Our net loss of $66.4 million included non-cash charges for write-offs of goodwill and long-lived assets at USF Worldwide amounting to $70.0 million and $4.5 million, respectively. Depreciation of property and equipment and amortization of non-goodwill intangibles of approximately $76.4 million along with the aforementioned non-cash goodwill write-off of $70 million and the fixed asset impairment of $7.8 million increased the net cash provided by operating activities to $87.6 million. (See table below)


                                          Nine months ended   Nine months ended
            (Dollars in millions)        September 28, 2002   September 29, 2001
                                                ______________________________
   Cash flows from operating activities:
          Net Income before unusual charges         $   25.6      $   29.6
          Subtract unusual charges:
                Cash payment - USF Asia                (10.0)            -
                Cash payment - UK                       (4.7)            -
                Non-cash  USF Asia write-off            (2.8)            -
                Non-cash goodwill write-off            (70.0)            -
                Non-cash assets impairment             ( 4.5)            -
                                                    _________       _______
        Net income / (loss)                         $  (66.4)         $29.6
       Adjustments to reconcile net income to
          net cash provided by operating activities
                Depreciation and amortization       $   76.4           83.5
                (Increase)/ decrease in accounts
                   receivable and other                 (0.2)          33.3
                Goodwill write-off                      70.0              -
                Fixed assets impairment                  7.8              -
                                                    _________       ________
        Net cash provided by operating activities   $   87.6        $  146.4
                                                     ========        =======


     Other cash flows used in operating activities included a $10.0 million cash payment to USF Worldwide's former joint venture partner in Asia when we relinquished our interest in the joint venture and a $4.7 million contractual payment to the former owners of our UK operation. We also incurred $6.0 million in investing activities for loans to USF Asia Group, Ltd.

     Other items affecting cash from operating activities included in the increase /(decrease) in accounts receivable and other for the first nine months of 2002 amounted to ($0.2) million including increases of $32.6 million in accounts receivable offset by a similar amount from increases in accounts payable, accrued wages and related benefits and insurance and claims. Last year amounted to $33.3 million mainly due to increases in labor and related benefits, insurance and claims accruals and income taxes payable.

     Capital expenditures for the first nine months of 2002 amounted to approximately $90.5 million including additions of $49.3 million for revenue equipment, $20.4 million for terminal facilities, $6.1 million for information technology and $14.7 million for other capital items. Last year for the same period, capital expenditures amounted to approximately $58.8 million, including additions of $7.8 million for revenue equipment, $24.5 million for terminal facilities, $17.0 million for IT equipment and $9.5 million for other capital items.

     Total borrowings decreased by $1.2 million during the first nine months of 2002 and we had approximately $66.7 million invested in overnight money market deposits. Our net debt to capital ratio (decreasing debt by cash) was 22.3% at Sept. 28, 2002 compared to 20.2% at December 31, 2001.

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

     As of September 28, 2002 we had a $200 million credit facility with a group of banks that was set to expire in November 2002. This facility was for working capital, general corporate funding needs, and up to $100 million for letters of credit we issue under our self-insurance program. At September 28, 2002, we had no borrowings drawn under the facility, but we had approximately $67 million in issued letters of credit.

     On October 24, 2002 we entered into a new three year $200 million credit facility with a group of banks to replace our existing facility that was scheduled to expire on November 24, 2002. Like our prior credit facility, this new facility is for working capital, general corporate funding needs, and up to $125 million for letters of credit we issue under our self-insurance program. As of November 1, 2002 we had no borrowings drawn under the facility, but we had approximately $67 million in issued letters of credit.

     The facility bears interest at LIBOR plus a margin depending on our debt rating. In addition, there are other fees associated with the facility and certain financial covenants including minimum net worth and maximum funded debt to adjusted cash flow.


     On July 24, 2000, we announced the authorized buyback of up to 1 million additional shares of our common stock in either public market or private transactions. This repurchase program is not yet completed. There were no shares repurchased in the first, second or third quarters of 2002 or the first, second or third quarters of 2001. From July 24, 2000 through September 28, 2002, we have repurchased 454,200 shares; the last share repurchase occurred in the 2000 fourth quarter.


     A dividend of 9 1/3 cents per share equivalent to $2.5 million was paid on October 4, 2002 to shareholders of record on September 20, 2002.

Recent Accounting Pronouncements


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


     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize the costs associated with exit or disposal activities when they are incurred. Currently these types of costs are recognized at the time management commits the company to the exit / disposal plan in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit or disposal activities that are initiated subsequent to December 31, 2002. Accordingly, the company will apply the provisions of SFAS No. 146 prospectively to exit or disposal activities initiated subsequent to December 31, 2002.


Item 3.           Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to the impact of interest rate changes. Our exposure to changes in interest rates is limited to borrowings under a line of credit agreement which has variable interest rates tied to the LIBOR rate. There have been no borrowings under this agreement in the 2002 first, second and third quarters. The weighted average annual interest rates on borrowings under this credit agreement were 6.3% in 2001. In addition, we have $150 million of unsecured notes with an 8 1/2% fixed annual interest rate and $100 million of unsecured notes with a 6 1/2% fixed annual interest rate at September 28, 2002. We have no hedging instruments. From time to time, we invest excess cash in overnight money market accounts. At September 28, 2002, we had invested approximately $67 million in overnight money market accounts that yielded approximately 1.8% per annum.

     On October 24, 2002 we entered into a new three year $200 million credit facility with a group of banks to replace our existing facility that was scheduled to expire on November 23, 2002. Like our prior credit facility, this new facility is for working capital, general corporate funding needs, and up to $125 million for letters of credit we issue under our self-insurance program. As of November 1, 2002 we had no borrowings drawn under the facility, but we had approximately $67 million in issued letters of credit.

     The facility bears interest at LIBOR plus a margin depending on our debt rating. In addition, there are other fees associated with the facility and certain financial covenants including minimum net worth and maximum funded debt to adjusted cash flow.


Item 4.   Controls and Procedures

     In order to ensure information for disclosure in our filings of periodic reports with the Securities and Exchange Commission is identified, recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, Samuel K. Skinner, and our Chief Financial Officer, Christopher L. Ellis, have reviewed and evaluated our disclosure controls and procedures as of November 11, 2002 and have concluded that our disclosure controls and procedures were adequate as of that date.

     There have been no significant changes in our internal controls, which we define to include our control environment, control procedures, and accounting systems, or in other factors that could significantly affect our internal controls, since November 11, 2002.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

     We are a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, (CERCLA). We have been made a party to these proceedings as an alleged generator of waste disposed of at hazardous waste disposal sites. In each case, the Government alleges that the parties are jointly and severally liable for the cleanup costs. Although joint and several liability is alleged, these proceedings are frequently resolved on the basis of the quantity of waste disposed of at the site by the generator. Our potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and for others the costs of cleanup have not yet been determined. While it is not feasible to predict or determine the outcome of these proceedings or similar proceedings brought by state agencies or private litigants, in the opinion of management, the ultimate recovery or liability, if any, resulting from such litigation, individually or in the aggregate,will not materially adversely affect our financial condition or results of operations and, to our best knowledge, such liability, if any, will represent less than 1% of its revenues.

     Our USF Dugan subsidiary is currently the subject of a criminal investigation by the City of Houston and an administrative investigation by the Texas Commission on Environmental Quality arising from inadvertent diesel releases from USF Dugan's Northfield facility located in Houston Texas. USF Dugan has taken measures to respond to the environmental effects of these releases and to curtail further releases. USF Dugan has also brought suit against the environmental consultant who reviewed the Northfield facility prior to USF Dugan's acquisition of the property in 1998.

     Also, we are involved in other litigation arising in the ordinary course of business, primarily involving claims for bodily injuries and property damage. In the opinion of management, the ultimate recovery, or liability, if any, resulting from such litigation, individually or in the aggregate, will not materially adversely affect our financial condition or results of operations.


Item 2.Changes in Securities and Use of Proceeds.

       N/A

Item 3.Defaults Upon Senior Securities.

       N/A

Item 4.Submission of Matters to a Vote of Security Holders.

       N/A

Item 5.Other Information.

       N/A

Item 6.Exhibits and Reports on Form 8-K.

         (a)Exhibits

         (b)Current Reports on Form 8-K were filed:

          1.A Current Report on Form 8-K was filed on August 12, 2002 announcing that the Company had amended its Quarterly Report on Form 10-Q that was filed on May 10, 2002.

          2.A Current Report on Form 8-K was filed on August 13, 2002 providing certain statements by the Company's Chief Executive Officer and Chief Financial Officer as required by the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated the 12th day of November, 2002.


USFREIGHTWAYS CORPORATION


By:   /s/ Christopher L. Ellis
      ________________________
          Christopher L. Ellis
          Senior Vice President, Finance and Chief Financial Officer


By:   /s/ Robert S. Owen
      _________________
          Robert S. Owen
          Controller and Principal
          Accounting Officer

CERTIFICATIONS

I, Samuel K. Skinner, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of USFreightways Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002


                                        /s/ Samuel K. Skinner
                                        _____________________
                                           Samuel K. Skinner
                                           President and Chief Executive
                                           Officer

CERTIFICATIONS

I, Christopher L. Ellis, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of USFreightways Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 12, 2002


                                      /s/ Christopher L. Ellis
                                      ________________________
                                          Christopher L. Ellis
                                          Senior Vice President, Finance, and
                                          Chief Financial Officer