Form 10-K
period 2002-12-31
USFREIGHTWAYS CORP
filed 2003-03-17
CIK 881791

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

|X|            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

|_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________.

Commission file number 0-19791

USFREIGHTWAYS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3790696 (I.R.S. Employer Identification No.)

8550 W. Bryn Mawr Ave., Ste. 700, Chicago, IL 60631
(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code)
(773) 824-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock $.01 Par Value Preferred Stock Purchase Rights	Name of each exchange on which registered Nasdaq®

Securities registered pursuant to Section 12(g) of the Act:
8 1/2% Notes Due April 15, 2010
6 1/2% Notes Due May 1, 2009
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K |_|.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |X| Yes |_| No

The number of shares of common stock outstanding at March 10, 2003 was 26,998,603. The aggregate market value of the voting stock of the registrant as of March 10, 2003 was approximately $623,397,743.

DOCUMENTS INCORPORATED BY REFERENCE

1)  Proxy statement to be filed on or about March 28, 2003 (Only those portions referenced herein are incorporated in this Form 10-K).

6 | USFREIGHTWAYS

PART I

ITEM 1— BUSINESS

General Development of Business

Continuing Operations—Core Businesses

USFreightways Corporation (“USF”) provides comprehensive supply chain management services in four business segments through our operating subsidiaries. In the regional less-than-truckload (“LTL”) segment, carriers provide overnight and second-day delivery throughout the United States (“US”) and into Canada. Our truckload (“TL”) segment offers premium regional and national truckload services. The logistics segment provides integrated supply chain solutions, value-added logistics solutions, reverse logistics services, complete warehouse fulfillment services and domestic ocean freight services. Our Corporate and Other segment performs support activities for our business segments including executive, information technology, corporate sales and various financial management functions. Principal subsidiaries in the LTL segment are USF Holland Inc. (“Holland”), USF Bestway Inc. (“Bestway”), USF Red Star Inc. (“Red Star”), USF Reddaway Inc. (“Reddaway”) and USF Dugan Inc. (“Dugan”). USF Glen Moore Inc. (“Glen Moore”) is our TL carrier. Our logistics segment consists of USF Logistics Services Inc. (“Logistics”) and USF Processors Inc. (“Processors”).

We were founded in 1985 as part of TNT Limited, an Australian multinational transportation company and embarked on a strategy to build, through acquisition, a nationwide network of quality regional LTL carriers. In February 1992 TNT Limited sold 80% of its ownership through an initial public offering. In 1993 we purchased from TNT Limited the remaining 20%.

Since the initial public offering in 1992 we have continued to grow through acquisitions and internal growth. Between 1992 and 1997, we acquired certain LTL assets of Transus Inc., a Southeastern LTL carrier (now part of Dugan); Interamerican, a warehouse fulfillment provider (now part of Logistics); and Mercury Distribution Carriers, a small Northeastern LTL carrier (now part of Red Star). During 1998, we acquired Glen Moore Transport, Inc., a truckload freight carrier; Moore and Son Co., a transportation logistics services company that is now part of Logistics; and the general commodities business of Vallerie’s Transportation Service, Inc. that is now part of Red Star. Total consideration for all 1998 acquisitions amounted to approximately $30 million of cash and debt incurred. During 1999, we acquired all of the outstanding shares of Processors Unlimited Company, Ltd., a provider of reverse logistics services to the grocery and drug industries; and Underwood Trucking, an Indiana-based truckload carrier. Total consideration for all 1999 acquisitions amounted to approximately $39 million of cash and debt incurred. During 2000, we acquired Tri-Star Corporation, Inc., a Tennessee-based truckload carrier. Total consideration for the 2000 acquisition amounted to approximately $17 million of cash and debt incurred.

In October 2002, we disposed of our non-core freight forwarding segment, USF Worldwide Inc. (“Worldwide”) and as a result, our consolidated financial statements have been restated to reflect the non-core freight forwarding segment (excluding Asia operations) as discontinued operations for all periods presented. Unless otherwise indicated, the following discussion relates to our continuing operations.

In late December 2002, we reacquired certain assets of Worldwide. These ocean freight forwarding businesses were formerly known as USF Coast Consolidators and USF Caribbean Services. Total consideration amounted to $3 million.

Continuing Operations—Non-Core Asia Operations

In October 1999, Worldwide, our former non-core freight forwarding business, formed a joint venture partnership under the trading name USF Asia Group Ltd. (“Asia”). Asia, based in Hong Kong, provided sea/air consolidation, local forwarding, customs clearance, Non-Vessel Operating Common Carrier (“NVOCC”) and warehousing and distribution services to companies doing business to and from or within the Asia-Pacific region.

Revenue in 2000 amounted to $11.7 million with an operating loss of $3.8 million due in part to operating expenses that included additional startup expenses incurred during the first full year of operations. In 2001, revenue increased to $26.9 million and operating losses declined to $2.8 million.

After deciding that the Asia operations were not one of our core competencies, on January 18, 2002, we relinquished our interest in Asia and incurred a charge of $12.8 million ($10 million in cash).

Discontinued Freight Forwarding Segment

From 1997 to 2001 we made several acquisitions in our freight forwarding segment. Total consideration amounted to approximately $96 million of cash and debt incurred.

During 2002, we took the actions that we considered necessary to strategically focus on our core competencies of providing high value comprehensive supply chain management services. In October 2002, we sold our non-core freight forwarding business that included several companies operating domestically under the name USF Worldwide Inc. and in Great Britain under the name USF Worldwide Logistics (UK) Ltd. (“LTD”). During the 2002 fourth quarter we incurred an after-tax charge for the disposal of Worldwide amounting to $13.2 million. Prior to the disposal, year to date losses after-tax benefits amounted to approximately $17.0 million.

2002 ANNUAL REPORT | 7

Following is a table depicting our revenue by business segment, including a restatement to account for the discontinued freight forwarding segment for each of the most recent five years:

Year	2002	%	2001	%	2000	%	1999	%	1998	%

	Revenue ($ in millions)
Revenue from Continuing Operations
LTL Trucking	$1,867	82.9	$1,816	81.8	$1,914	83.6	$1,750	87.4	$1,540	91.5
TL Trucking	114	5.1	101	4.5	86	3.7	45	2.2	13	0.8
Logistics	278	12.4	277	12.5	277	12.1	207	10.4	130	7.7
Asia Operations	—	0.0	27	1.2	12	0.6	—	0.0	—	0.0
Intercompany eliminations	(8)	(0.4)	—	0.0	—	0.0	—	0.0	—	0.0

Total	$2,251	100.0	$2,221	100.0	$2,289	100.0	$2,002	100.0	$1,683	100.0

Additional financial information is included in Note 12 to the Consolidated Financial Statements found later in this Form 10-K.

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

LTL carriers are generally categorized as regional, interregional or long-haul carriers, depending on the distance freight travels from pickup to final delivery. Regional LTL carriers usually have average lengths of haul of 500 miles or less and tend to provide either overnight or second-day service. Regional LTL carriers usually are able to load freight for direct transport to a destination terminal, thereby avoiding the costly and time-consuming use of relay or breakbulk terminals (where freight is rehandled and reloaded to its ultimate destination). In contrast, long-haul LTL carriers (average lengths of haul in excess of 1,000 miles) operate networks of relay or breakbulk and satellite terminals (hub-spoke systems) and rely heavily on interim handling of freight. Interregional carriers (500 to 1,000 miles per average haul) also rely on breakbulk terminals but to a lesser degree than long-haul carriers.

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

In the competitive LTL environment, virtually all carriers have adopted discounting programs. Additionally, when new competitors enter a geographic region, they often utilize discounted prices to lure customers away. Such attempts to gain market share through price reduction programs exert downward pressure on the industry’s price structure and profit margins. This has caused many LTL carriers to cease operations.

LTL Trucking Subsidiaries

The following is a brief description of our regional LTL trucking subsidiaries and their service products. Statistical information for our subsidiaries’ operations is reported later in this Form 10-K.

Our LTL trucking subsidiaries’ three primary service LTL products are USF Premier(SM) (“Premier”), USF PremierPlus(SM) (“PremierPlus”) and USF Guaranteed(SM) (“Guaranteed”). Premier service is overnight and second-day deliveries generally within each of our LTL trucking subsidiaries’ regional service areas. PremierPlus service is interregional longer haul service between two of our LTL trucking subsidiaries. Guaranteed service includes deliveries within our regional and interregional service areas with a guaranteed date of delivery. Revenue for our Premier, PremierPlus and Guaranteed services accounted for 87.3%, 11.7% and less than 1.0%, respectively, of the total LTL trucking revenue in 2002. The average length of haul, for combined inter- and intra-regional service was approximately 487 miles.

The following is a brief description of our regional LTL trucking subsidiaries. Other data for our subsidiaries is reported in the Statistical Information section of this Form 10-K.

Holland is the largest of our operating subsidiaries, transporting LTL shipments interstate throughout the Central US, Eastern Canada and into the Southeastern US. Holland operates out of 60 terminals and uses predominantly single 48 and 53 foot trailers. Its average length of intra-regional Premier line-haul in 2002 was approximately 378 miles.

Red Star operates in the Eastern US, as well as into Eastern Canada using a combination of single and double trailers. Red Star operates from 34 terminals and its average length of intra-regional Premier line-haul in 2002 was approximately 249 miles.

8 | USFREIGHTWAYS

Bestway operates throughout the Southwestern US from Texas to California and uses single and double trailers in its operations. Bestway operates from 41 terminals and its average length of intra-regional Premier line-haul in 2002 was approximately 487 miles.

Reddaway provides LTL carriage along the I-5 corridor from California to Washington, throughout the Northwestern US and into Western Canada and Alaska. Its average length of intra-regional Premier line-haul in 2002 was approximately 635 miles. Reddaway operates out of 58 terminals and uses single and double trailers and, where allowed, triple trailer combinations.

Dugan provides service to the Plains states and into the Southern US from Texas to Florida. Dugan operates out of 65 terminals and uses single and double trailers. Its average length of intra-regional Premier line-haul in 2002 was approximately 541 miles.

Terminals for Regional LTL Trucking

Our network of 258 terminals (119 are owned and 139 are leased) is a key element in the operation of our LTL trucking subsidiaries. The terminals vary significantly in size according to the markets served. Sales personnel at each terminal are involved in the solicitation of new business. Each terminal maintains a team of dispatchers who communicate with customers and coordinate local pickup and delivery drivers. Terminals also maintain teams of dockworkers, line-haul drivers and administrative personnel. Certain of our larger and geographically located terminals have maintenance facilities and mechanics. Each terminal is directed by a terminal manager who has general supervisory responsibilities and also plays an important role in monitoring costs and service quality.

Truckload Trucking

TL shipments are defined as shipments of 10,000 or more pounds. Typically, TL carriers transport freight along irregular routes from single shippers to single consignees, without the necessity of a network of terminals, using fleets of line-haul sleeper tractors and trailers. Full truckload freight is picked up from the customer and delivered to its final destination by either an employee driver or an independent owner-operator under a leasing agreement.

TL operators are generally categorized as long-haul carriers and to a lesser degree interregional carriers, depending on the distance freight travels from pickup to final delivery.

TL carriers, including our Glen Moore subsidiary, principally compete against other TL carriers and to some extent the railroads. TL carriers generally do not compete against LTL carriers. Barriers to entry into the TL market exist as a result of substantial capital requirements for revenue equipment and the need for a well-coordinated and skilled work force. The work force and revenue equipment requirements, to some degree, can be offset through the leasing of independent contractors that own their equipment. This work force is not as controllable as a company employee work force.

In the competitive environment of Glen Moore, most TL carriers have adopted discounting programs. Additionally, when new competitors enter the business, they often utilize discounted prices to lure customers away. Such attempts to gain market share through price reduction programs exert downward pressure on the industry’s price structure and profit margins. This has caused certain TL carriers to cease operations. Further reasons for companies leaving the TL industry are increasing insurance costs as well as required investments in Information Technology (“IT”), which are necessary to remain competitive.

Glen Moore transports TL shipments interstate throughout the US generally from the Northeastern and Southeastern states to the West Coast and into the North Central states. It also operates over shorter distances in certain of its dedicated customer lanes. At the end of 2002, Glen Moore operated 763 tractors (mainly sleeper units) and 2,363 trailers. The company primarily utilizes sleeper line-haul tractors and 53 foot trailers. Its average length of haul (combining its short haul dedicated business and its traditional long-haul business) in 2002 was approximately 600 miles.

The Logistics Subsidiaries

Our logistics subsidiaries provide integrated supply chain solutions, value-added logistics solutions, reverse logistics services, domestic freight forwarding and complete warehouse fulfillment services. These activities are conducted through Logistics and Processors. Logistics provides integrated supply chain solutions to the retail and industrial markets with a particular focus on consolidation/distribution and fulfillment programs. Products include transportation, warehousing, cross-docking, product reconfiguration and value-added logistics services. Processors is our Dallas, Texas-based provider of reverse logistics services to manufacturers, distributors and retailers.

Our logistics subsidiaries have grown through acquisitions in the warehousing industry and start up operations designed to serve large customers’ special needs in the steel industry, wholesale food industry, specialized retail customers and other freight management operations. Our cross-docking operation has increased in size through a combination of geographic acquisitions and internal expansion to meet the needs of its retail customers. It operates out of 20 centers in the larger metropolitan areas of the US.

Revenue Equipment

At December 31, 2002 we operated 10,211 tractors and 23,379 trailers of which approximately 98% were owned. The 2% leased tractors and trailers were in Logistics. Each of our subsidiaries selects its own revenue equipment to suit its customers’ needs or conditions prevailing in its region, such as terrain, climate, and average length of line-haul. Tractors and trailers are built to standard specifications and generally are not modified to fit special customer situations.

2002 ANNUAL REPORT | 9

Each of our subsidiaries has a comprehensive preventive maintenance program for its tractors and trailers to minimize equipment downtime and prolong equipment life. Repairs and maintenance are performed regularly at the subsidiaries’ facilities and at independent contract maintenance facilities.

We replace tractors and trailers based on factors such as age and condition, the market for used equipment and improvements in technology and fuel efficiency. At December 31, 2002 the average age of our line-haul tractors was 4.5 years and the average age of our line-haul trailers was 8.4 years. Older line-haul tractors are often assigned to local pickup and delivery operations, which are generally operated at lower speeds and over shorter distances, allowing us to extend the life of our line-haul tractors and improve asset use. The average age of our pickup and delivery tractors at December 31, 2002 was 8.2 years.

Sales and Marketing

Sales personnel as well as senior management at each of our subsidiaries are responsible for soliciting new business and maintaining good customer relations. In addition, we maintain a Corporate Sales and Marketing Department consisting of 20 professionals who are assigned major accounts within specified geographic regions of the US. These Corporate Sales Managers solicit business for the regional trucklines from distribution and logistics executives of large shippers. In many cases, targeted corporations maintain centralized control of multiple shipping and receiving locations. In addition, our subsidiaries maintain a combined sales force of approximately 500 sales professionals that work in concert with the Corporate Sales Managers.

Seasonality

Our results, consistent with the trucking and air freight industry in general, show seasonal patterns with tonnage and revenue declining during the winter months and, to a lesser degree, during vacation periods in the summer. Furthermore, inclement weather in the winter months can further negatively affect our results.

Customers

We are not dependent upon any particular industry and provide services to a wide variety of customers including many large, publicly held companies. For the year ended December 31, 2002, no single customer accounted for more than 4.6% of our revenue and our 50 largest customers as a group accounted for approximately 30% of total revenue. Many of the corporate account customers use more than one of our regional trucklines for their transportation requirements.

Cooperation Among Trucklines

Our subsidiaries cooperate with each other to market and provide services along certain routes running between their regions. In such circumstances, the trucklines jointly price their service and then divide revenue in proportion to the amount of carriage provided by each subsidiary or based on predetermined formulas.

Information Technology

Our information technology (“IT”) group began a transformation in 2001. It started with a new Chief Information Officer who joined our organization early in the year. Under his leadership, a five-year strategic systems plan was completed to strengthen the alignment between the IT group and our business segments. The systems plan is being used to provide a roadmap to strengthen customer relationships, support new products, and facilitate cost reductions. In addition, a Project Management Office was organized to help ensure the successful completion of the initiatives specified in the systems plan.

Throughout 2001, new applications were developed and/or deployed. A redesigned Web site, featuring improved user interfaces and increased applications doubled the number of registered users. Additional self-service features were added as part of the nearly monthly releases. New LTL products were launched with support of Web site and freight management system enhancements. In our logistics segment, existing applications were deployed to new sites. Forty-two accounts of Processors were converted to a fully enabled Web application.

Additionally during 2001, we continued our efforts to strengthen the IT infrastructure throughout the enterprise. The deployment of thin client computing devices continued within our service facilities, allowing us to deploy cutting-edge solutions while containing the total cost of ownership. Late in the year, we planned a new Technology Center in Grand Rapids, Michigan to house shared IT infrastructure services including the technical support center, network and systems engineering, and telecommunication services.

Building on the strategic plan and successes in 2001, we continued our investment in information technology in 2002. The Grand Rapids Data Center became operational, thereby allowing us to consolidate data centers over time. EDI activities were centralized and investments were made in technology integration tools that improve the speed and reliability of electronic communications between business units, clients, and partners. The rollout of Processors’ Return Manager software to an additional fifty accounts was completed, bringing the total number of accounts served by this system to 92.

Throughout 2002, we continued to improve USF Net’s online service offering in support of new products and customer needs. Specifically, we released 39 new features including e-mail status subscriptions, service report subscriptions, multiple shipment tracking, and online support for the new suite of our Premier and PremierPlus product offerings. As a result, our Web sites averaged over a million hits per day, a 50% increase over 2001.

10 | USFREIGHTWAYS

Also during 2002, we began work on a common freight management system, facility automation including driver handheld devices, route optimization, yield management and improved shipment management capabilities. These systems will be deployed across all of our LTL companies and are at the forefront of our technology efforts to improve our profitability and provide industry-leading service to our customers.

In order to execute these initiatives, we increased the number of IT professionals on staff from 70 at the end of 2001 to 122 at the end of 2002, and expanded IT’s physical presence by leasing additional office space near the Chicago headquarters to serve as an Applications Development Center.

It should be noted that in addition to head office staff, contract IT professionals are utilized on an as needed basis to complete the IT initiatives.

Fuel

The motor carrier industry is dependent upon the availability of diesel fuel. Shortages of fuel, increases in fuel costs or fuel taxes, or rationing of petroleum products could have a material adverse effect on our profitability. Our LTL regional trucking subsidiaries periodically assess a fuel surcharge to partially offset increases in fuel prices. Due to rising fuel prices, our LTL regional trucking subsidiaries reinstated a fuel surcharge in the third quarter of 1999 which was still in effect and increasing in January 2003.

Fuel surcharges began to rise significantly in the fourth quarter of 2002, as the price of fuel began to increase. Fuel expense, as a percentage of revenue, was approximately 4.2% during 2002 at our LTL trucking subsidiaries compared to 4.9% in 2001. Fuel surcharge as a percent of total revenue was approximately 2.0% in 2002 compared to 2.6% in 2001. Fuel and fuel tax expense in our TL subsidiary Glen Moore, as a percentage of revenue, was approximately 14.7% in 2002. Fuel surcharges in the TL industry are more difficult to implement and collect. In most cases, TL operators generally recover the increases in fuel costs through increases in rates charged for their services. We have not experienced any difficulty in maintaining fuel supplies sufficient to support our operations. We do not use derivatives to manage risk associated with our fuel costs.

Regulation

The possibility remains that regulatory and legislative changes can influence operating practices of the trucking industry, the demands for services to shippers and the costs of providing those services.

Interstate motor carrier operations follow DOT safety requirements, and other Federal and state regulations. Effective April 1, 1992, truck drivers were required to have commercial vehicle licenses in compliance with the DOT. Strict drug testing standards also apply. These requirements increase safety standards, but add administrative costs and have affected the availability of qualified, safety conscious drivers.

We use underground storage tanks at certain terminal facilities and maintain a comprehensive policy of testing, upgrading, replacing or eliminating tanks to protect the environment and comply with various Federal and state laws. Whenever any contamination is detected, we take prompt remedial action to remove the contaminants.

Insurance and Safety

Some of the risk areas in our businesses are cargo loss and damage, bodily injury, property damage and workers’ compensation. We are effectively self-insured on our significant operations up to $5 million per occurrence for cargo loss and damage, bodily injury and property damage. We are also predominantly self-insured for workers’ compensation for amounts up to $2.5 million per occurrence. Additionally, we have obtained third-party insurance for workers’ compensation claims for amounts in excess of $2.5 million per occurrence and all other losses in excess of $5 million. As of December 31, 2002, our financial statements included an estimated total liability of approximately $128 million with respect to these exposures.

Each of our operating subsidiaries employs safety specialists and maintains safety programs designed to meet its specific needs. In addition, we employ specialists to perform compliance checks and conduct safety tests throughout our operations. Our safety record to date has been good.

	2002	2001	2000

Expense as a percentage of revenue:
Cargo, bodily injury and property damage	1.9%	2.0%	1.9%
Workers’ compensation	1.8%	1.6%	1.2%

Employees

At December 31, 2002, we employed approximately 21,601 people, of whom 12,647 were drivers, 3,009 were dock workers, and the balance were support personnel, including office workers, managers and administrators. Approximately 44% of all our employees were members of unions. Approximately 89% of these union workers were employed by Holland or Red Star and belonged to the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“IBT”). Members of the IBT at Holland and Red Star are presently working under the terms of a five-year, industry-wide labor agreement that expires in March 2003. A new five-year agreement between the IBT and Holland was announced on February 6, 2003. The agreement is subject to ratification by the IBT members. Red Star, separately, signed a “Me too” agreement that basically entitles its IBT members to the benefits under the agreement between Holland and the IBT.

2002 ANNUAL REPORT | 11

Forward-Looking Statements

Certain statements contained in this document or in documents that we incorporate by reference are “forward-looking statements” as outlined in the Private Securities Litigation Reform Act of 1995, such as statements relating to management’s views with respect to future events and financial performance. These statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical experience or from future results expressed or implied by them. Accordingly, a forward-looking statement is not a prediction of future events or circumstances, and those future events or circumstances may not occur. A forward-looking statement is usually identified by our use of certain terminology, including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “pro forma,” “anticipates,” “intends” or “plans” or by discussions of strategies, intentions or outlook. Potential risks and uncertainties include, but are not limited to:

•         General economic conditions and specific conditions in the markets in which we operate, which can affect demand for our services.

•         The costs and difficulties in execution of certain of our sales, marketing, and information technology functions.

•         Competition from other transportation and logistics services providers.

•         Our ability to adapt to technological change and to compete with new or improved services offered by our competitors.

•         Increases in motor fuel prices.

•         Work stoppages, strikes or slowdowns by our employees.

•         Changes in government regulation (see “Regulation”).

•         Effects of weather.

•         Availability of financing on terms acceptable to us.

•         Other uncertainties detailed herein and at various times in Securities and Exchange Commission filings and press releases of USFreightways and our subsidiaries.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as required by applicable laws and regulations.

Available Information

We make available free of charge on or through our Web site at www.usfc.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Statistical Information

	Revenue (millions)	Operating Ratio	LTL Tons (thousands)	LTL Shipments (thousands)	Terminals	Tractors	Trailers	Employees

Holland
2002	$960.4	92.5%	4,710.7	7,879.6	60	4,403	6,930	8,286
2001	$937.2	92.0%	4,578.1	7,563.6	60	4,135	6,996	8,031
Reddaway
2002	$274.4	89.2%	999.4	2,056.1	58	1,267	3,488	2,617
2001	$266.2	90.7%	968.2	1,996.2	58	1,203	3,426	2,595
Red Star
2002	$264.3	102.6%	1,080.9	2,231.7	34	1,181	2,595	2,259
2001	$255.7	101.3%	1,033.7	2,133.1	34	1,240	2,630	2,202
Dugan
2002	$216.3	99.4%	1,025.4	1,847.7	65	1,114	3,424	2,254
2001	$206.7	97.8%	980.7	1,766.9	64	1,013	3,178	1,989
Bestway
2002	$151.6	93.8%	647.9	1,274.1	41	694	2,723	1,565
2001	$150.5	95.0%	628.5	1,241.8	41	662	2,655	1,511
Logistics
2002	$278.2	95.5%	N/A	N/A	105	789	1,856	3,485
2001	$277.4	96.0%	N/A	N/A	116	580	1,566	3,309
Glen Moore
2002	$114.2	95.3%	N/A	N/A	3	763	2,363	952
2001	$100.4	97.1%	N/A	N/A	3	607	2,013	826

Operating ratio is direct operating costs as a percentage of revenue.

12 | USFREIGHTWAYS

ITEM 2— PROPERTIES

Our executive offices are located at 8550 West Bryn Mawr Ave., Ste. 700, Chicago, IL 60631. Our 27,500 square foot facility is occupied under a lease terminating in August 2008.

Each of our operating subsidiaries also maintains a head office as well as numerous operating facilities. We have not experienced and do not anticipate difficulties in renewing existing leases on favorable terms or obtaining new facilities as and when required.

ITEM 3— LEGAL PROCEEDINGS

Our trucking subsidiaries are parties to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, (CERCLA). They have been made parties to these proceedings as an alleged generator of waste disposed of at hazardous waste disposal sites. In each case, the Government alleges that the parties are jointly and severally liable for the cleanup costs. Although joint and several liability is alleged, these proceedings are frequently resolved on the basis of the quantity of waste disposed of at the site by the generator. Our potential liability varies greatly from site to site. For some sites the potential liability is de minimis and for others the costs of cleanup have not yet been determined. It is not feasible to predict or determine the outcome of these or similar proceedings brought by state agencies or private litigants. However, we believe the ultimate recovery or liability, if any, resulting from such litigation, individually or in total, would not materially adversely affect our financial condition or results of operations. We believe such liability, if any, would represent less than 1% of our annual revenue.

Our Dugan subsidiary is currently the subject of a criminal investigation by the City of Houston and an administrative investigation by the Texas Commission on Environmental Quality arising from inadvertent diesel releases from Dugan’s Northfield facility located in Houston, Texas. Dugan has taken measures to respond to the environmental effects of these releases and to curtail further releases. Dugan has also brought suit against the environmental consultant who reviewed the Northfield facility prior to Dugan’s acquisition of the property in 1998. We believe the ultimate liability, if any, resulting from such litigation, individually or in total, would not materially adversely affect our financial condition or results of operations.

Also, we are involved in other litigation arising in the ordinary course of business, primarily involving claims for bodily injury, property damage, and workers’ compensation. We believe the ultimate recovery or liability, if any, resulting from such litigation, individually or in total, would not materially adversely affect our financial condition or results of operations.

ITEM 4— SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5— MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on The Nasdaq Stock Market® under the symbol: USFC. On March 10, 2003, there were approximately 10,000 beneficial holders of our common stock. For the high and low sales prices of our common stock for each full calendar quarter for 2002 and 2001, see Item 7—Management’s Discussion and Analysis.

Since July 2, 1992, we have paid a quarterly dividend of $0.093333 per share. Although it is our present intention to continue paying quarterly dividends, the timing, amount and form of future dividends will be determined by our Board of Directors and will depend, among other things, on our results of operations, financial condition, cash requirements, certain legal requirements and other factors deemed relevant. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources.”

2002 ANNUAL REPORT | 13

ITEM 6— SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.

Selected Consolidated Financial Data

Year	2002	2001	2000	1999	1998

	(Thousands of dollars, except per share amounts)
Statements of Operations
Revenue	$2,250,526	$2,220,974	$2,288,613	$2,001,905	$1,683,362

Income from continuing operations	80,854	103,336	182,673	182,016	125,473
Interest expense	(20,516)	(20,964)	(21,090)	(13,653)	(8,456)
Interest income	2,708	2,278	638	997	570
Other non-operating income (expense)	(1,054)	(499)	(926)	(313)	(129)

Income from continuing operations before income taxes and minority interest	61,992	84,151	161,295	169,047	117,458
Minority interest	—	(1,100)	1,708	—	—
Income tax expense	(28,724)	(33,074)	(64,962)	(69,165)	(48,597)

Income from continuing operations	33,268	49,977	98,041	99,882	68,861

Income/(loss) on discontinued operations, net of tax	(30,217)	(11,589)	(1,243)	4,358	2,584
Cumulative effect of change in accounting for goodwill	(70,022)	—	—	—	—

Net income/(loss)	$(66,971)	$38,388	$96,798	$104,240	$71,445

Basic earnings per share
Income from continuing operations	$1.23	$1.90	$3.72	$3.78	$2.63
Diluted earnings per share
Income from continuing operations	1.22	1.87	3.65	3.63	2.60
Basic earnings per share
Net income/(loss) per share	(2.49)	1.46	3.68	3.95	2.73
Diluted earnings per share
Net income/(loss) per share	(2.45)	1.43	3.61	3.79	2.70
Cash dividends declared per share	0.37	0.37	0.37	0.37	0.37
Balance Sheets, (excluding discontinued operations)
Assets:
Current assets	$410,007	$384,011	$335,762	$310,806	$244,072
Property and equipment, net	760,153	724,465	744,848	655,428	540,244
Goodwill, net	100,504	100,504	107,420	107,742	85,930
Other assets	24,607	26,459	21,215	13,555	10,341

Total assets	$1,295,271	$1,235,439	$1,209,245	$1,087,531	$880,587

Liabilities and Stockholders’ Equity:
Current liabilities	$240,068	$228,797	$261,696	$332,964	$199,691
Long-term debt	252,129	252,515	260,017	132,960	156,502
Other non-current liabilities	183,943	172,470	161,893	145,299	124,754
Minority interest	—	1,855	539	—	—
Total stockholders’ equity	619,131	687,652	635,176	558,859	459,134
Operating Statistics
LTL Trucking Companies (in thousands)
Total tons	10,138	9,831	10,552	10,220	9,177
Total shipments	15,517	14,926	15,470	14,797	13,468

14 | USFREIGHTWAYS

ITEM 7— MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table compares revenue and operating income (in millions of dollars, except per share amounts) for the years ended December 31 and has been restated to account for the discontinued operations of the freight forwarding segment:

Year	2002	2001	2000

Revenue
LTL Trucking	$1,866.9	$1,816.2	$1,913.7
TL Trucking	114.1	100.4	86.3
Logistics	278.2	277.4	277.0
Asia Operations	—	26.9	11.6
Intercompany eliminations	(8.7)	—	—
Corporate and Other	—	—	—

Total Revenue	$2,250.5	$2,220.9	$2,288.6

Income (Loss) from Operations
LTL Trucking	$105.2	$108.6	$176.6
TL Trucking	5.3	2.9	4.7
Logistics	12.6	11.2	16.7
Asia Operations	—	(2.8)	(3.8)
Freight Forwarding—Asia exit costs	(12.8)	—	—
Corporate and Other	(29.5)	(16.6)	(11.5)

Total Income from Operations	80.8	103.3	182.7

Interest Expense	(20.5)	(21.0)	(21.1)
Interest Income	2.7	2.3	0.6
Other, net	(1.1)	(0.5)	(0.9)

Total Non-Operating Expenses	(18.9)	(19.2)	(21.4)

Income Tax Expense	(28.7)	(33.0)	(65.0)
Minority Interest	—	(1.1)	1.7

Income from Continuing Operations	33.2	50.0	98.0

Loss on Discontinued Operations, net of tax	(30.2)	(11.6)	(1.2)

Cumulative Effect of Change in Accounting for Goodwill	(70.0)	—	—

Net Income/(Loss)	$(67.0)	$38.4	$96.8

Net Income/(Loss) Per Share—Diluted	$(2.45)	$1.43	$3.61

During 2002, we took the actions necessary to strategically focus on our core competencies of providing high value comprehensive supply chain management services. In January, we relinquished our interest in USF Asia—a joint venture that provided international airfreight services. In October, we sold our non-core freight forwarding business that included several companies that operated domestically under the name USF Worldwide Inc. (“Worldwide”) and in Great Britain under the name USF Worldwide Logistics (UK) Ltd. (“LTD”).

As a result, our consolidated financial statements have been restated to reflect the non-core freight forwarding segment as discontinued operations for all periods presented. Unless otherwise indicated, the following discussion relates to our continuing operations.

CONSOLIDATED RESULTS

Our revenue from continuing operations for 2002 was $2.25 billion, a 1.3% increase from revenue of $2.22 billion for 2001. Income from continuing operations decreased by 21.8% from $103.3 million in 2001 to $80.8 million in 2002. Included in the 2002 income from operations is a $12.8 million charge to relinquish our interest in our non-core Asian joint venture in January. Our net loss for 2002 amounted to $67.0 million, a drop of 274.4% compared to net income in 2001 of $38.4 million. Net income per share decreased by 271.3% to a loss of $2.45 per share (diluted) in 2002 compared to net income of $1.43 per share (diluted) in 2001. Included in the 2002 net loss were charges of $12.8 million relating to our Asian joint venture, a $70.0 million charge relating to the cumulative effect of change in accounting principle, a fourth quarter after-tax charge of $13.2 million relating to the disposal of our non-core freight forwarding segment and $17.0 million in operating losses after-tax benefits at our non-core freight forwarding segment. Revenue, income from continuing operations and net income were all adversely affected by a continuing economic slowdown. Our revenue from continuing operations for 2001 was $2.22 billion, a 2.9% decrease compared with revenue of $2.29 billion for 2000. Income from continuing operations decreased by 43.4% from $182.7 million in 2000 to $103.3 million in 2001. Net income per share decreased by 60.4% to $1.43 per share (diluted) in 2001 compared to $3.61 per share (diluted) in 2000.

2002 ANNUAL REPORT | 15

Regional LTL

2002 was the third straight challenging year for our LTL segment and the US economy in general. Revenue and profits were lower during the first eight months of 2002 compared to the first eight months of 2001. In early September 2002, Consolidated Freightways (“CF”), a long-haul carrier, filed for bankruptcy and ceased operations. Our LTL segment captured a portion of CF’s former revenue and partially as a result thereof, revenue and profits in the fourth quarter of 2002 increased by 11.1% and 16.5%, respectively, compared to the fourth quarter of 2001.

Because of the fourth quarter surge in business levels, total revenue in our LTL segment for 2002 increased by 2.8% to $1.87 billion from $1.82 billion in 2001. In 2002, revenue from our LTL segment amounted to 82.9% of our consolidated revenue compared to 81.8% in 2001. LTL revenue increased 3.0%, LTL shipments increased 4.0%, LTL tonnage increased 3.4% and LTL revenue per hundredweight decreased 0.4% (but increased by approximately 0.2% before the fuel surcharge).

In late June 2002, our LTL segment enacted a 5.9% general rate increase, the same as in June 2001. General rate increases apply to approximately 50% of our LTL segment’s revenue base. The remaining 50% of our revenue base is subject to contractual agreements, which normally result in lower rate increases. Pricing pressures continued throughout the year evidenced by the overall 0.4% decrease in LTL revenue per hundredweight mentioned above. Nevertheless, rates held in the fourth quarter, as the net LTL revenue per hundredweight increased approximately 4.0% compared to the net LTL revenue per hundredweight in the second quarter of 2002.

Our LTL segment’s USF PremierPlus (SM) (“PremierPlus”) product, a high-value interregional and nationwide service product, also benefited from CF’s closure. Revenue from this product increased by 41.3% in the fourth quarter compared to the fourth quarter of 2001. PremierPlus revenue accounted for 13.3% of the LTL segment’s fourth quarter revenue compared to 10.5% in the 2001 fourth quarter, and for 2002 amounted to 11.1% of total LTL revenue.

Our LTL segment’s operating income in 2002 decreased by 3.2% to $105.2 million from $108.6 million in 2001. Our LTL segment’s operating ratio increased slightly to 94.4% compared to 94.0% in 2001. At Holland, our largest subsidiary, operating income declined to $71.8 million in 2002 from $75.0 million in 2001 as the Central US was adversely impacted by the sluggish economy. Even though Holland showed increased business volumes (tonnage and shipments grew by 2.9% and 4.1%, respectively, 2002 over 2001) its average revenue per shipment decreased 1.5%, putting pressure on margins. Reddaway, which operates in the Western US, reported an improved operating ratio of 89.2% in 2002 compared to 90.7% in 2001 through control of labor and other direct operating costs. Bestway reported a 23.2% increase in operating income in 2002 compared to 2001 due mainly to a reduction in cargo claim costs in 2002. Dugan, which operates in the Central US and has the largest geographical coverage of any of our LTL regional carriers, reported a 71.8% decline in operating income to $1.3 million in 2002 compared to $4.6 million in 2001. Dugan’s profit deterioration resulted mainly from an investment to significantly upgrade its service product by redesigning its line-haul plan and, as a result, increased their labor costs for the year. Red Star reported an operating loss of $6.7 million in 2002 compared to an operating loss of $3.4 million in 2001. Red Star recently closed its operations in Atlanta, its southern-most point of service, which is expected to reduce fixed costs in 2003. In the LTL segment, salaries, wages and benefits increased to 63.9% of revenue from 63.1% in 2001 due to wage increases and union health care cost increases. Fuel expense decreased as a percentage of revenue to 4.2% compared to 4.9% in 2001 due to declining fuel prices in the first nine months of 2002. Fuel prices began to significantly increase in the fourth quarter of 2002, however these were partially offset by fuel surcharges that the industry generally charges to its customers. Workers’ compensation and other insurance as well as claims expenses were generally flat in both years. This cost control was achieved even as the segment incurred increases in insurance premiums by increasing our level of self-insured risks. Reductions in cargo claims in 2002 offset the increases in workers’ compensation and third-party liability expenses. Operating supplies and expenses increased by 0.2% as revenue equipment maintenance expenses rose. In an effort to reduce future power revenue equipment maintenance expenses, our LTL segment purchased approximately 620 tractors in the last half of 2002 in advance of new EPA regulations designed to reduce pollution levels of emissions. These new regulations took effect on October 1, 2002. We generally believe that these new lower emission engines will have shorter lives and higher maintenance costs.

Total revenue in our LTL segment for 2001 decreased by 5.1% to $1.82 billion from $1.91 billion in 2000. In 2001, revenue from our LTL segment amounted to 81.8% of our consolidated revenue compared to 83.6% in 2000. LTL revenue in 2001 decreased 4.3%, LTL shipments decreased 3.4%, LTL tonnage decreased 5.6% and LTL revenue per hundredweight increased 1.4% when compared to 2000.

Operating income in 2001 decreased by 38.5% to $108.6 million from $176.6 million in 2000. Our LTL segment, along with its peers and the rest of the US economy, endured a very slow 2001 that also saw the return of pricing pressures in the second half of the year. Our LTL segment’s operating ratio increased to 94.0% compared to 90.8% in 2000. Salaries, wages and benefits increased to 63.1% of revenue from 60.4% in 2000 despite efforts to control costs while maintaining customer service. These efforts included a total LTL segment work force reduction of approximately 1,200. Fuel expense decreased as a percentage of revenue to 4.9% compared to 5.5% in 2000 due to declining fuel prices. Workers’ compensation and insurance and claims expense increased by 0.5% due mainly to an increase in cargo claims. Remaining operating expenses, as a group, increased as a percentage of revenue by 0.5%. Our LTL segment deferred purchases of approximately 600 pieces of power revenue equipment due to suppressed business levels.

16 | USFREIGHTWAYS

Approximately 89% of Holland’s and Red Star’s employees belonged to the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“IBT”). IBT Members at Holland and Red Star are presently working under the terms of a five-year, industry-wide labor agreement that expires in March 2003. A new five-year agreement between the IBT and Holland was announced on February 6, 2003. The agreement is subject to ratification by the IBT members. Red Star, separately, signed a “Me too” agreement that basically entitles its IBT members to the benefits under the agreement between Holland and the IBT.

Truckload

Our TL carrier, Glen Moore, headquartered in Carlisle, Pennsylvania, operates in both regional and nationwide markets. Glen Moore contributed $114.2 million in revenue in 2002 (a 13.6% increase over 2001) and its operating ratio was 95.3%, generating $5.3 million in operating profits compared to $100.4 million in revenue, an operating ratio of 97.1% and operating income of $2.9 million in 2001. Increases in revenue per mile, increased business volumes with new customers and with our regional LTL carriers (performing the intercompany substitute line-haul for our PremierPlus service product) were primarily responsible for the revenue increase. Glen Moore’s improved operating ratio resulted from improvements in salaries, wages and benefits expenses as a percentage of revenue (34.2% compared to 35.0% in 2001) and a decrease in purchased transportation expenses to 19.5% in 2002 compared to 20.5% in 2001 as Glen Moore improved its employee driver productivity thereby reducing the need for outsourced transportation services. Fuel expense improved to 14.7% of revenue in 2002 compared to 15.1% in 2001. However, while fuel expense improved in 2002 as a whole, fuel expense in the 2002 fourth quarter was 16.3% of revenue compared to 13.1% of revenue in the fourth quarter of 2001.

Glen Moore’s revenue increased by 16.4% to $100.4 million in 2001 from $86.3 million in 2000 and it had operating ratios of 97.1% and 94.6% in 2001 and 2000, respectively. Glen Moore’s revenue increase was mainly attributable to an increase in revenue per mile and expansion of its customer base. To handle this revenue increase, Glen Moore augmented its owned fleet by increasing partnerships with independent contractors providing an additional 125 power units. As a result, purchased transportation expenses increased, but were somewhat offset by decreases in fuel expenses as a percentage of revenue as fuel prices moderated in 2001.

TL operations accounted for 4.7% of our 2002 consolidated revenue compared to 4.5% of 2001 revenue. Glen Moore currently owns 763 tractors and 2,363 trailers.

Logistics

Revenue in our logistics segment, comprised of dedicated carriage, assembly and distribution, supply chain management, contractual warehousing and reverse logistics services was relatively flat, increasing by $0.8 million (a 0.3% increase over 2001) to $278.2 million in 2002 compared to $277.4 million in 2001. In 2002, our logistics segment accounted for 12.4% of our consolidated revenue compared to 12.5% in 2001. Our distribution business revenue increased by $11.8 million (an 11.4% increase over 2001) to $115.7 million in 2002 from $103.9 million in 2001 primarily through growth at existing distribution centers coupled with full year revenue from distribution centers that opened late in 2001—mainly in San Francisco, Orlando, Phoenix and Houston. Contractual and warehousing revenue increased in 2002 to $122.8 million from $118.6 million in 2001 primarily through the addition of new customers. Reverse logistics services revenue decreased to $39.8 million in 2002 compared to $54.9 million in 2001. Most of this revenue decline came from significant volumes from a major customer that, while declining in 2001, were non-existent in 2002.

Operating income for our logistics segment increased by 12.7% to $12.6 million in 2002 from $11.2 million (including a $1.6 million charge in the 2001 fourth quarter related to expenses arising from combining certain administrative functions within the logistics segment). The segment’s operating ratio improved to 95.5% in 2002 compared to 96.0% in 2001. Wages and related benefits decreased to 41.3% of 2002 revenue compared to 49.4% in 2001 in large part due to reduced employee driver requirements, as outsourcing deliveries increased, and a full year benefit from having combined administrative functions. Outsourced transportation expenses partially offset these wage related reductions as purchased transportation costs increased to 19.7% of 2002 revenue compared to 12.6% of 2001 revenue due mainly to our distribution business’ increased dependence on outsourced deliveries.

Revenue for the logistics segment in 2001 was also flat compared to 2000 increasing by $0.4 million to $277.4 million compared to $277.0 million in 2000. In 2001, our logistics segment accounted for 12.5% of our consolidated revenue compared to 12.1% in 2000. The distribution business revenue increased in 2001 from 2000 by $11.6 million (a 15.0% increase) primarily through growth at existing distribution centers coupled with revenue from new distribution centers in San Francisco, Orlando and Houston. Contractual and warehousing revenue increased in 2001 to $118.6 million primarily through the addition of new customers and expanded business with existing customers. Reverse logistics services’ revenue amounted to $54.9 million in 2001 compared to $70.6 million in 2000. Most of this revenue decline came from extraordinary volumes from a major customer in 2000 that significantly declined in 2001.

2002 ANNUAL REPORT | 17

Operating income for our logistics segment decreased by 32.9% to $11.2 million from $16.7 million in 2000. The segment’s operating ratio was 96.0% in 2001 compared to 94.0% in 2000. Wages and related benefits decreased to 49.4% of 2001 revenue compared to 52.1% in 2000 due in part to the change in our distribution business’ reduced dependence on employee deliveries. Purchased transportation expenses increased to 12.6% of 2001 revenue compared to 11.2% of 2000 revenue as our distribution business continued to increase its dependence on outsourced deliveries. Operating taxes and licenses increased to 2.0% of 2001 revenue compared to 1.6% in 2000. Depreciation increased to 4.2% of 2001 revenue compared to 3.9% in 2000.

Asia Operations

In October 1999, Worldwide, our former non-core freight forwarding business, formed a joint venture partnership under the trading name USF Asia Group Ltd. (“Asia”). Asia, based in Hong Kong, provided sea/air consolidation, local forwarding, customs clearance, Non-Vessel Operating Common Carrier (“NVOCC”) and warehousing and distribution services to companies doing business to and from or within the Asia-Pacific region.

Revenue in 2000 amounted to $11.7 million with an operating loss of $3.8 million due in part to operating expenses that included additional startup expenses incurred during the first full year of operations. In 2001, revenue increased to $26.9 million and operating losses declined to $2.8 million.

After deciding that the Asia operations were not one of our core competencies, on January 18, 2002, we relinquished our interest in Asia and incurred a charge of $12.8 million ($10 million in cash).

Corporate and Other

Included in our Corporate and Other segment are expenses of intangible assets, executive and Corporate management, Corporate IT and certain expenses of our self-insurance programs.

Our amortization of intangible assets amounted to $1.2 million, $5.4 million and $4.8 million, respectively, in 2002, 2001 and 2000. On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, which required us to cease amortization of goodwill. Amortization of intangible assets in 2002 includes only those intangible assets that were not subject to amortization under SFAS No. 142—mainly customer lists. We amortized approximately $4.2 million of goodwill in 2001.

As a result of our commitment to continued significant investment in IT and the people that support this effort, our IT group’s staff size has grown from 45 in 2000 to 70 in 2001 and 122 at the end of 2002. Additionally, there are independent contractors that support our internal IT staff. Accordingly, IT’s costs have risen from $4.5 million in 2000 to $9.2 million in 2001 and $21.6 million in 2002.

The remainder of our Corporate expenses decreased by $0.3 million in 2001 over 2000, but increased by $4.8 million in 2002 compared to 2001 as the cost of maintaining our self-insurance programs increased by approximately $1.8 million. In addition, Corporate non-insurance related expenses increased for legal, accounting and tax related services along with an increase in donations, advertising and travel and entertainment.

Other Income and Expense

Interest expense for 2002 amounted to $20.5 million compared to $21.0 million in 2001. Our average outstanding debt in 2002 and 2001 was $253.0 million and $271.3 million, respectively. In 2002 and 2001, we had $250 million in outstanding notes at fixed rates of interest. In 2000, we had outstanding notes at fixed rates of interest until the end of April amounting to $200 million. In late April 2000, we replaced $100 million of notes having a fixed interest rate of 6 5/8% with $150 million of notes with an 8 1/2% fixed interest rate. In 2002, we had no drawings under our revolving line of credit and our other uncommitted facilities compared to 2001 when we had nominal drawings under the revolving line of credit and the uncommitted lines of credit that were paid in full prior to the end of the 2001 first quarter. There have been no drawings under the revolving line of credit or the uncommitted lines of credit since the end of the 2001 first quarter.

Interest income for 2002 amounted to $2.7 million compared to $2.3 million in 2001. In 2002 and 2001, we received interest income of $1.3 million and $1.2 million from the settlement of tax related matters. Due to the slowing economy and our managed reduction in capital spending in 2002 and 2001, we had cash invested in interest bearing instruments during all of 2002 and most of 2001. At the end of 2002 and 2001, we had $51.8 million and $61.7 million, respectively, in interest bearing investments.

Our principal debts at the end of 2002 were $150 million in 8 1/2% guaranteed notes, issued April 25, 2000 and $100 million in 6 1/2% guaranteed notes, issued May 1, 1999. During 2002 we had no drawings under our $200 million revolving credit facility while in 2001 we had nominal borrowings. In late October 2002, we replaced our $200 million revolving credit facility that was to expire in November 2002 with a $200 million revolving credit facility that will expire at the end of October 2005. The average interest rate on our bank debt for 2001 (which included only nominal drawings during the first quarter of 2001) was approximately 6.3% compared to 6.6% in 2000. We had no borrowings under our revolving credit facility or uncommitted lines of credit since the end of the first quarter of 2001.

18 | USFREIGHTWAYS

Income Taxes

The effective tax rate on income from continuing operations for 2002 was 46.3% versus 39.3% in 2001 and 40.3% in 2000. The difference between the current year effective tax rate and the prior years’ effective tax rate is primarily related to permanent tax differences associated with the disposition of Asia.

Goodwill amortization is no longer a reconciling item as of 2002 due to the adoption of SFAS No. 142. In 2001 and 2000, goodwill amortization accounted for 0.9% and 0.6%, respectively, of the overall effective tax rates for those years.

Outlook—Unknown Trends or Uncertainties

While we believe that the current economic downturn is largely cyclical, we also expect it to impact 2003. Given the current geo-political risks, certain events could endanger the recovery of the economy. We plan to monitor capital spending and cash flow as well as continue strict controls over spending and operating costs.

Actual results for 2003 will depend upon a number of factors, including the extent and duration of the current economic downturn, our ability to maintain freight rates as competitors increase their pricing pressures, and our ability to increase our market share as we maintain our levels of service and at the same time introduce new service products.

LIQUIDITY AND CAPITAL RESOURCES

We generated $126.9 million in cash flows from operating activities in 2002 compared to $170.7 million in 2001. Contributing to the lower cash flow from operating activities was an increase in trade receivables from increased revenue (especially in the fourth quarter of 2002), compared to lower receivable levels in 2001 when our revenue declined compared to 2000. Capital expenditures during the year amounted to $141.3 million, of which $87.0 million was for revenue equipment (including approximately $35 million for tractors acquired ahead of the October 1, 2002 new engine guidelines published by the Environmental Protection Agency), $26.4 million for terminals, $12.2 million for IT and communications equipment, and $15.7 million for other assets. Capital expenditures for 2001 amounted to $89.5 million, of which $11.3 million was for revenue equipment, $47.3 million was for terminals, $18.7 million was for IT and communications gear and $12.2 million was for other assets. Because of the current sluggish economic conditions, we expect that capital expenditures in 2003 will approximate $100 million to $150 million, before any acquisitions.

On January 31, 2000, we filed a Form S-3 shelf registration statement that allowed for the sale of up to $400 million in additional guaranteed notes of which $250 million was available for issuance as of December 31, 2002.

We issued unsecured guaranteed notes of $100 million on May 1, 1999 that are due May 1, 2009 and bear interest at 6 1/2%, payable semi-annually. Net proceeds from the sale of the notes amounted to $98.5 million. On April 25, 2000, we issued $150 million of 8 1/2% unsecured guaranteed notes that are due April 15, 2010. Net proceeds from the sale of the notes amounted to $149 million. We used $100 million of the net proceeds to pay off our 6 5/8% notes that matured on May 1, 2000. Interest on all of our notes is paid semi-annually. All these notes may be redeemed before maturity and have no sinking-fund requirements. If the notes are redeemed before maturity, the purchase price is the greater of (1) 100% of the principal amount of the guaranteed notes to be redeemed or (2) the sum of the present values of the remaining scheduled payments on such guaranteed notes, discounted to the redemption date, on a semi-annual basis at the treasury rate plus 37.5 basis points, plus accrued interest.

Our guaranteed notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis, by all our direct and indirect domestic subsidiaries (the “Subsidiary Guarantors”). We are a holding company and during the periods presented substantially all of the assets of the Subsidiary Guarantors, and substantially all of our operations were conducted by the Subsidiary Guarantors. Accordingly, the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors were substantially equivalent to the assets, liabilities, earnings and equity shown in our consolidated financial statements. We believe that separate financial statements of our Subsidiary Guarantors, and other disclosures relating to them, are not meaningful or material to our investors. Our subsidiaries, other than the Subsidiary Guarantors, are minor. There are no restrictions on our ability to obtain funds from our subsidiaries by dividend or loan. We, therefore, are not required to present separate financial statements of our Subsidiary Guarantors, and other disclosures relating to them.

In addition to our notes mentioned above, we have a $200 million revolving credit facility through a syndicate of nine commercial banks. In October 2002, we replaced our $200 million credit facility that was to expire in November 2002 with a $200 million credit facility that expires in October of 2005. The facility allows up to $125 million for standby letters of credit to cover our self-insurance programs, and has optional pricing of interest rates, including LIBOR or Prime base rates. The facility has an annual fee and contains customary financial covenants including maintenance of minimum net worth and funded debt to cash flow. During 2002, we had no drawings on either credit facility. At December 31, 2002, we had no borrowings and had approximately $70 million of outstanding letters of credit under this facility. In addition to our revolving credit facility, we maintain three uncommitted lines of credit, which provide $40 million short-term funds at rates approximating LIBOR. These facilities are used in concert with a centralized cash management system to finance our short-term working capital needs thereby enabling us to maintain minimal cash balances. At December 31, 2002, we had no borrowings under these uncommitted facilities.

We believe cash flows from operating activities and funding from our revolving credit facilities are adequate to finance our anticipated business activity in 2003.

2002 ANNUAL REPORT | 19

At December 31, 2002, we had capital purchase commitments of approximately $4.0 million for land and improvements, $3.5 million for transportation equipment, and $12.5 million for other information technology related projects.

During 2000, we repurchased approximately one million of our shares under two repurchase programs authorized by our Board of Directors. The average repurchase price was approximately $24 per share. At December 31, 2002, we had authorization to purchase an additional 0.5 million shares.

During 2002, we declared cash dividends of $10.1 million.

Table of Share Price by Quarter

	First	Second	Third	Fourth	Total

2002
Market price per share	$31.15–38.95	$33.02–38.75	$26.50–37.70	$28.10–34.46	$26.33–38.50
2001
Market price per share	26.87–37.75	25.03–31.61	28.01–36.94	30.06–36.50	25.03–37.75

Following is a table of our Contractual Cash Obligations as of December 31, 2002 (See also Notes 3 & 4 to the Consolidated Financial Statements of this Form 10-K):

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	2–3 Years	4–5 Years	After 5 Years

	(Dollars in thousands)
Long-Term Debt	$252,496	$367	$2,129	$—	$250,000
Operating Leases	67,030	20,497	29,812	9,832	6,889

Total Contractual Cash Obligations	$319,526	$20,864	$31,941	$9,832	$256,889

Following is a table of our Other Commercial Commitments as of December 31, 2002 (See also Note 4 to Consolidated Financial Statements of this Form 10-K):

	Amount of Commitment Expiration Per Period

Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	2–3 Years	4–5 Years	Over 5 Years

	(Dollars in thousands)
Lines of Credit (1)	$200,000	$—	$200,000
Standby Letters of Credit (2)	69,681	69,681	—
Purchase Commitments	19,948	19,948	—

Total Commercial Commitments	$289,629	$89,629	$200,000

(1)	We had no drawings under this facility as of December 31, 2002.
(2)	The standby letters of credit are a part of our $200 million line of credit facility that, in total, allows for up to $125 million in standby letters of credit.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the period, the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements. Many of these estimates and assumptions are based on our critical accounting policies as described below. We have applied these policies on a consistent basis from year to year. Actual results could differ from these estimates. Additionally, our Audit Committee of the Board of Directors has been informed by us and our independent auditors of the significance, sensitivity, and reasonableness of these estimates.

Revenue Recognition

Effective January 1, 2003, we changed our method of accounting for revenue and expense recognition for our LTL and TL segments. In 2002, revenue for LTL and TL operations was recognized when freight was picked up from the customer. Under the new accounting method, we recognize revenue for LTL and TL operations by the allocation of revenue between reporting periods based on the relative transit time in each reporting period with expenses recognized as incurred.

20 | USFREIGHTWAYS

Logistics revenue from warehousing continued to be recognized under the terms of the various contracts. Revenue from dedicated fleet shipments also continues to be recognized upon delivery, which is generally the same day as the pickup. Domestic ocean freight forwarding transportation revenue is recognized at the time freight is tendered to an ocean going vessel at origin. In all cases, estimated expenses of performing the total transportation services are accrued concurrently with the revenue recognition.

Allowance for Doubtful Accounts

Our operating segments have credit and collections procedures that are followed to determine which customers are extended credit for services provided. Services provided to customers where we are not able to determine their creditworthiness are done so on a cash on delivery basis. We have developed a methodology based on write-off history that we apply to our open accounts receivable to assess the adequacy of our allowance for debts. Our analysis provides for allowance needs that we may have for large customers that may be experiencing financial difficulty as well as the overall conditions in the economy.

Casualty Claims

Casualty claim reserves represent management’s estimates of claims for property damage, public liability and workers’ compensation. We manage casualty claims with the assistance of a third-party administrator (TPA) along with its’ insurers. We have a retention/deductible of $5 million for public liability and $2.5 million for workers’ compensation. We promote prevention as a key component in minimizing exposure to casualty claim losses. We have developed comprehensive programs that emphasize and encourage employee safety and accident prevention. When collisions or injuries occur, their outcomes are managed closely to bring them to conclusion efficiently, fairly, and quickly by us, our TPA, and insurers. Processes are in place to identify, evaluate, and develop individual cases as soon as possible, to facilitate recovery and return to work, or to mitigate damages. We have developed an extensive program to aid the employee’s recovery from injury, return to work, and allow resumption of the individual’s normal lifestyle. We closely monitor the casualty accruals and methodologies for accuracy. Extensive analysis enables us to estimate casualty reserves, provide for incurred but not reported cases, and development patterns of cases consistently and adequately. At December 31, 2002 and 2001 we had reserve balances for casualty claims of $113.4 million and $100.7 million, respectively.

Cargo Claims

Our operating procedures are designed to minimize freight from being lost or damaged while in our care. Although our goal is to pick-up and deliver all freight on time and without damage, given the large volume of freight movements there are situations where freight is lost or damaged while in our control. We do not accept freight that has an excessively high value, is extremely volatile, is unusually hazardous or exhibits other unnecessary risks. We have developed reporting procedures to monitor the claims activity at each of our terminals. We have developed a methodology to assess our accrual needs for cargo claims. This methodology is based on historical payment activity and lag times for reported claims. Our accrual includes an estimation of payments to be made for claims reported, claims incurred but not reported and specific estimations for any unusually large claims. Our accrual at December 31, 2002 and 2001 for these types of claims was $6.0 million and $6.6 million, respectively.

Contingencies

We are routinely involved in a number of legal proceedings and claims arising in the ordinary course of business, primarily involving claims for bodily injury and property damage incurred in the transportation of freight. We believe these matters have been adequately provided for in our financial statements and their outcome is not expected to have any material adverse effect on our consolidated financial position or results of our operations.

We use underground storage tanks at certain terminal facilities and maintain a comprehensive policy of testing, upgrading, replacing or eliminating these tanks to protect the environment and comply with various federal and state laws. We take prompt remedial action whenever any contamination is detected. We accrue for estimated losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. We believe that our obligation with regard to these sites is not significant.

Pension and Post-Retirement Health Care

We maintain a non-qualified deferred compensation plan for the benefit of a select group of our management. The purpose of the plan is to enhance our ability to attract and retain qualified management personnel by providing an opportunity to defer a portion of their compensation that cannot be deferred under our 401(k) plan. We also maintain a supplemental executive retirement plan (defined contribution) to provide benefits to a select group of our management who contribute materially to our continued growth, development and future business. In 2002, 2001 and 2000, we contributed $1.6 million annually to this plan. We have established a grantor trust (Rabbi Trust) to provide funding for benefits payable under our deferred compensation and supplemental executive retirement plans.

We do not offer post-employment or post-retirement benefits.

Goodwill

Under SFAS No. 142 “Goodwill and Other Intangible Assets,” previously recorded goodwill and other intangible assets with indefinite lives are no longer amortized but are subject to annual undiscounted cash flow impairment tests. If there is an apparent impairment, the fair value of the reporting unit would be calculated. If the calculated fair value is less than the carrying amount, an impairment loss would be recognized. In 2001, we amortized $4.2 million of goodwill. As a result of implementing this new standard on January 1, 2002 we no longer amortize goodwill and recorded an impairment charge of $70.0 million at USF Worldwide, our discontinued freight forwarding segment. The charge was shown as a cumulative effect of change in accounting for goodwill in the first quarter of 2002. Goodwill and other intangible assets consist of the following:

2002 ANNUAL REPORT | 21

		2002		2001

(Thousands of dollars)	Average Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Customer lists	5	$6,073	$(5,078)	$6,073	$(3,869)
Non-competes	5	5,156	(5,156)	5,156	(5,130)

Total		$11,229	$(10,234)	$11,229	$(8,999)

Intangible assets not subject to amortization:
Goodwill		$100,504	$—	$134,659	$(34,155)

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The pronouncement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” The pronouncement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 will be effective for us on January 1, 2003. We have reviewed the requirements of this standard and have concluded it does not have an impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize the costs associated with exit or disposal activities when they are incurred. Prior to the adoption of SFAS No. 146, these types of costs were recognized at the time management committed to an exit/disposal plan in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit or disposal activities that are initiated subsequent to December 31, 2002. Accordingly, we will apply the provisions of SFAS No. 146 prospectively to exit or disposal activities initiated subsequent to December 31, 2002.

On November 25, 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5, “Accounting for Contingencies,” SFAS No. 57 “Related Party Disclosures,” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The Interpretation also incorporates, without change, the provisions of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which it supercedes. The Interpretation does identify several situations where the recognition of a liability at inception for a guarantor’s obligation is not required. The initial recognition and measurement provisions of Interpretation 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. We have not determined the impact of this Interpretation on our financial position or results of operations.

RELATED PARTIES

William N. Weaver, Jr., one of our directors, is a member of the law firm of Sachnoff & Weaver, Ltd. an Illinois professional corporation. Sachnoff & Weaver, Ltd. has acted and continues to act as outside counsel to us with regard to certain matters. We believe that the legal fees billed to us for these services were at market rates. We paid $725,000, $379,000 and $553,000 in 2002, 2001 and 2000, respectively, to Sachnoff & Weaver, Ltd.

Anthony J. Paoni, one of our directors, is a member of DiamondCluster International, Inc., an Illinois corporation. DiamondCluster International, Inc. has acted as a consultant to us with regard to certain matters, and we have paid consulting fees for services rendered. We believe that the consulting fees billed to us for these services were at market rates. We paid $690,000 for consulting fees in 2001 to DiamondCluster.

22 | USFREIGHTWAYS

ITEM 7A— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes. Our exposure to changes in interest rates is limited to borrowings under our line of credit that has variable interest rates tied to the LIBOR rate. The weighted-average annual interest rate on borrowings under this credit agreement was 6.3% in 2001. We had no borrowings under the credit agreement in 2002. In addition, we had $150 million of unsecured notes with an 8 1/2% fixed annual interest rate and $100 million of unsecured notes with a 6 1/2% fixed annual interest rate at December 31, 2002. Because these notes have a relatively long maturity feature, any sudden change in market interest rates would not affect our operating results or cash flows to any significant degree. We estimate that the fair value of the notes exceeded by approximately 13% their carrying value at December 31, 2002. We have no hedging instruments. We invest excess cash in overnight money market accounts.

2002 ANNUAL REPORT | 23

ITEM 8— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
USFreightways Corporation

We have audited the accompanying consolidated balance sheets of USFreightways Corporation and subsidiaries (the “Company”) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index under Part IV, Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of USFreightways Corporation and subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Chicago, Illinois January 30, 2003 (March 17, 2003 as to Note 14)

24 | USFREIGHTWAYS

CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share and per share amounts)

	As of December 31

	2002	2001

Assets
Current assets:
Cash	$54,158	$72,105
Accounts receivable, less allowances of $13,586 and $11,606, in 2002 and 2001, respectively	269,583	247,874
Operating supplies and prepaid expenses	33,180	31,107
Deferred income taxes	53,086	32,925
Current assets—discontinued operations	—	62,239

Total current assets	410,007	446,250
Property and equipment:
Land	116,240	113,887
Buildings and leasehold improvements	291,138	268,745
Equipment	928,392	865,962
Other	92,079	86,834

	1,427,849	1,335,428
Less accumulated depreciation	(667,696)	(610,963)

Total property and equipment	760,153	724,465
Goodwill, net of accumulated amortization	100,504	100,504
Other assets	24,607	26,459
Non-current assets—discontinued operations	—	80,986

	$1,295,271	$1,378,664

Liabilities and Stockholders’ Equity
Current liabilities:
Current debt	$367	$1,023
Accounts payable	59,691	62,191
Accrued salaries, wages and benefits	89,765	87,254
Accrued claims and other	90,245	78,329
Current liabilities—discontinued operations	—	33,190

Total current liabilities	240,068	261,987
Notes payable and long-term debt	252,129	252,515
Accrued claims and other	84,079	75,835
Deferred income taxes	99,864	96,635
Non-current liabilities—discontinued operations	—	2,185

	676,140	689,157
Commitments and contingencies (Note 9)
Minority interest	—	1,855
Stockholders’ equity:
Cumulative preferred stock, $0.01 par value per share: 20,000,000 authorized, none issued	—	—
Common stock, $0.01 par value per share: 80,000,000 authorized, 26,994,915 and 26,766,454 issued and 26,989,173 and 26,678,038 outstanding in 2002 and 2001, respectively	270	267
Paid in capital	277,298	270,936
Retained earnings	341,563	418,585
Treasury stock, 88,416 shares in 2001	—	(1,796)
Accumulated and other comprehensive loss	—	(340)

Total stockholders’ equity	619,131	687,652

	$1,295,271	$1,378,664

See accompanying notes to consolidated financial statements.

2002 ANNUAL REPORT | 25

CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars, except share and per share amounts)

	Years ended December 31

	2002	2001	2000

Revenue:
LTL Trucking	$1,866,892	$1,816,204	$1,913,675
TL Trucking	114,151	100,439	86,317
Logistics	278,161	277,393	276,958
Asia Operations	—	26,938	11,663
Intercompany eliminations	(8,678)	—	—

	2,250,526	2,220,974	2,288,613

Operating expenses:
LTL Trucking	1,761,720	1,707,584	1,737,055
TL Trucking	108,840	97,552	81,646
Logistics	265,558	266,208	260,278
Asia Operations	—	29,749	15,420
Freight Forwarding—Asia exit costs	12,760	—	—
Corporate and Other	29,472	16,545	11,541
Intercompany eliminations	(8,678)	—	—

	2,169,672	2,117,638	2,105,940

Income from operations	80,854	103,336	182,673

Non-operating income (expense):
Interest expense	(20,516)	(20,964)	(21,090)
Interest income	2,708	2,278	638
Other, net	(1,054)	(499)	(926)

Total non-operating expense	(18,862)	(19,185)	(21,378)

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting change	61,992	84,151	161,295
Income tax expense	(28,724)	(33,074)	(64,962)
Minority interest	—	(1,100)	1,708

Income from continuing operations before cumulative effect of accounting change	33,268	49,977	98,041
Discontinued operations (freight forwarding segment):
Loss from operations, net of tax benefits of $6,907, $6,518, and $700 respectively	(16,978)	(11,589)	(1,243)
Loss from disposal net of tax benefit of $29,060	(13,239)	—	—

Loss from discontinued operations	(30,217)	(11,589)	(1,243)

Income before cumulative effect of accounting change	3,051	38,388	96,798
Cumulative effect of change in accounting for goodwill	(70,022)	—	—

Net income/(loss)	$(66,971)	$38,388	$96,798

Income per share from continuing operations:
Basic	$1.23	$1.90	$3.72
Diluted	1.22	1.87	3.65
Loss per share from discontinued operations:
Basic	(1.12)	(0.44)	(0.04)
Diluted	(1.11)	(0.44)	(0.04)
Loss per share—cumulative effect of change in accounting for goodwill:
Basic	(2.60)	—	—
Diluted	(2.56)	—	—
Net income/(loss) per share—basic	(2.49)	1.46	3.68
Net income/(loss) per share—diluted	(2.45)	1.43	3.61

Average shares outstanding—basic	26,900,311	26,309,107	26,337,734
Average shares outstanding—diluted	27,331,890	26,765,861	26,828,046

See accompanying notes to consolidated financial statements.

26 | USFREIGHTWAYS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Number of Shares	Common Stock	Paid In Capital	Retained Earnings	Treasury Stock	Compre- hensive Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance January 1, 2000	26,499	$265	$256,081	$303,032	$(519)			$558,859
Net income		—	—	96,798	—	$96,798		96,798
Unrealized loss on foreign currency transactions						(185)	$ (185)	(185)

Comprehensive income						$96,613

Dividends declared		—	—	(9,790)	—			(9,790)
Employee and director stock transactions	337	(6)	9,552	—	2,880			12,426
Repurchase of common stock	(954)	—	—	—	(22,932)			(22,932)

Balance December 31, 2000	25,882	$259	$265,633	$390,040	$(20,571)		$ (185)	$635,176
Net income		—	—	38,388	—	$38,388		38,388
Unrealized loss on foreign currency transactions						(155)	(155)	(155)

Comprehensive income						$38,233

Dividends declared		—	—	(9,843)	—			(9,843)
Employee and director stock transactions	796	8	5,303	—	18,775			24,086

Balance December 31, 2001	26,678	$267	$270,936	$418,585	$(1,796)		$ (340)	$687,652
Net loss		—	—	(66,971)	—	$(66,971)		(66,971)
Recognition of previously unrealized loss on foreign currency transactions						340	340	340

Comprehensive loss						$(66,631)

Dividends declared		—	—	(10,051)	—			(10,051)
Employee and director stock transactions	317	3	6,362	—	1,796			8,161

Balance December 31, 2002	26,995	$270	$277,298	$341,563	$—		$ —	$619,131

See accompanying notes to consolidated financial statements.

2002 ANNUAL REPORT | 27

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Years ended December 31

	2002	2001	2000

Cash flows from operating activities:
Net (loss)/income	$(66,971)	$38,388	$96,798
Net loss from discontinued operations	30,217	11,589	1,243

Income/(loss) from continuing operations after cumulative effect of accounting change	(36,754)	49,977	98,041
Adjustments to reconcile net income/(loss) from continuing operations after accounting change to net cash provided by operating activities:
Depreciation of property and equipment	99,873	100,564	103,091
Cumulative effect of accounting change	70,022	—	—
Amortization of intangible assets	1,235	5,446	4,806
Deferred taxes	(1,232)	2,444	13,930
Gains on sale of property and equipment	(1,350)	(2,154)	(6,264)
Increase in accrued claims and other	8,244	1,260	1,577
Changes in working capital affecting operations:
Accounts receivable	(21,709)	21,138	(17,484)
Operating supplies and prepaid expenses	(2,073)	(885)	(4,311)
Accounts payable	(2,500)	(7,417)	7,374
Accrued liabilities	14,386	2,423	(666)
Other non-current assets, net	(1,238)	(2,059)	(5,864)

Net cash provided by operating activities	126,904	170,737	194,230

Cash flows from investing activities:
Acquisitions	—	—	(7,300)
Capital expenditures	(141,322)	(89,495)	(190,098)
Proceeds from sale of property and equipment	7,111	11,468	15,437
Disposition of USF Asia	(6,000)	—	—

Net cash used in investing activities	(140,211)	(78,027)	(181,961)

Cash flows from financing activities:
Dividends paid	(10,010)	(9,781)	(9,847)
Proceeds from the issuance of common stock	8,161	24,086	12,426
Repurchase of common stock	—	—	(22,932)
Net proceeds from sale of notes	—	—	149,025
Proceeds from long-term bank debt	—	5,000	90,000
Payments on long-term bank debt	(1,042)	(40,470)	(204,513)

Net cash (used in)/provided by financing activities	(2,891)	(21,165)	14,159

Net cash used in discontinued operations	(1,749)	(1,703)	(28,953)

Net (decrease)/increase in cash	(17,947)	69,842	(2,525)
Cash at beginning of year	72,105	2,263	4,788

Cash at end of year	$54,158	$72,105	$2,263

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$19,481	$20,107	$17,766
Income taxes	11,437	25,603	52,136
Non-cash transactions: equity, notes issued and debt assumed in connection with acquisitions	—	—	9,769

See accompanying notes to consolidated financial statements.

28 | USFREIGHTWAYS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except share and per share amounts)

(1)       SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Company Overview

USFreightways Corporation (“USF”), a Delaware corporation, is a full service provider of transportation services and innovative logistics solutions throughout the United States (“US”) and Canada. This is accomplished through our operating subsidiaries. In the less-than-truckload (“LTL”) segment, our carriers provide overnight and second-day delivery service. Our regional trucking companies also provide national service, utilizing the combined network of the group. In our truckload (“TL”) segment, we offer premium regional and national truckload services. Our logistics (“Logistics”) segment provides integrated supply chain solutions, value-added logistics solutions, reverse logistics services, complete warehouse fulfillment services, and domestic ocean freight forwarding services.

Basis of Presentation

Our consolidated financial statements include the accounts of USFreightways and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. Our consolidated statements of operations for prior years have been reclassified to conform with the current year’s presentation.

Revenue Recognition

Revenue for LTL and TL operations is recognized when freight is picked up from the customer. Logistics revenue from warehousing is recognized under the terms of the various contracts and revenue from dedicated fleet shipments is recognized upon delivery, which is generally the same day as the pickup. Domestic ocean freight forwarding transportation revenue is recognized at the time freight is tendered to an ocean going vessel at origin. In all cases, estimated expenses of performing the total transportation services are accrued concurrently with the revenue recognition.

Cash

We consider demand deposits and highly liquid investments purchased with original maturities of three months or less as cash.

Property and Equipment

Purchases of property, equipment, leasehold improvements and other assets are carried at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over periods ranging from three to twelve years for equipment and 30 years for buildings. Maintenance and repairs are charged to operations when incurred, while expenditures that add to the life of the equipment are capitalized. When revenue equipment is disposed, a gain or loss is recognized. Amortization of leasehold improvements is recognized over the lesser of the life of the lease or the life of the improvement. Other assets mainly include computer hardware and software, and are depreciated using periods ranging from two to seven years.

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

Goodwill

These costs primarily represent goodwill that through December 31, 2001, was amortized on a straight-line basis up to 40 years. Upon adoption of Statement of Financial Accounting Standards (“SFAS”) No 142, amortization ceased and we recorded an impairment charge of $70,022. The carrying value of goodwill is reviewed on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate that the carrying value may be impaired. (See Note 8).

Concentration

We are not dependent upon any particular industry and provide services to a wide variety of customers including many large, publicly held companies. During the year ended December 31, 2002, no single customer accounted for more than 4.6% of our revenue and our 50 largest customers as a group accounted for approximately 30% of total revenue. Many of the corporate account customers use more than one of our regional trucklines for their transportation requirements.

Earnings/(Loss) Per Share

Basic earnings/(loss) per share are calculated on net income divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income by this weighted-average number of common shares outstanding plus the shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares for the period. Unexercised stock options are the only reconciling items between our basic and diluted earnings per share.

2002 ANNUAL REPORT | 29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Thousands of dollars, except share and per share amounts)

The following table presents information necessary to calculate basic and diluted earnings per share and common equivalent shares:

	2002	2001	2000

Weighted-average shares outstanding—basic	26,900,311	26,309,107	26,337,734
Common stock equivalents	431,579	456,754	490,312

Weighted-average shares and equivalent—diluted	27,331,890	26,765,861	26,828,046

Anti-dilutive unexercised stock options excluded from calculations	1,113,100	485,500	540,500

Stock-based Compensation

SFAS No. 123, “Accounting for Stock Based Compensation,” establishes a fair value based method of accounting for stock options. We have elected to continue using the intrinsic value method prescribed under Accounting Principles Board No. 25 as permitted by SFAS No. 123. If we had elected to recognize compensation cost based on the fair value of the options at grant date, as prescribed by SFAS No. 123, our net income and earnings per share would have been reduced to the proforma amounts indicated in the table below:

Year	2002	2001	2000

Net income/(loss)—as reported	$(66,971)	$38,388	$96,798
Less: total stock-based employee compensation expense determined under
fair value based method for all awards, net of related tax effects	5,523	4,718	6,267

Net income/(loss)—pro forma	(72,494)	33,670	90,531

Basic earnings/(loss) per share—as reported	(2.49)	1.46	3.68
Basic earnings/(loss) per share—pro forma	(2.69)	1.28	3.44

Diluted earnings/(loss) per share—as reported	(2.45)	1.43	3.61
Diluted earnings/(loss) per share—pro forma	(2.65)	1.26	3.44

Foreign Currency Translation

The financial statements of our former foreign subsidiaries (see Note 2) were measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenue and expenses were translated at average rates of exchange during the period. The resulting cumulative translation adjustments at December 31, 2001 and 2000 are included in our consolidated statements of stockholders’ equity.

Subject to our disposal of our freight forwarding segment, in October 2002, we no longer have any foreign subsidiaries and consequently we had no cumulative translation adjustment as of December 31, 2002.

Use of Estimates

Our management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

New Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The pronouncement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” The pronouncement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 will be effective for us on January 1, 2003. We have reviewed the requirements of this standard and have concluded it does not have an impact on our financial position or results of operations.

30 | USFREIGHTWAYS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Thousands of dollars, except share and per share amounts)

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize the costs associated with exit or disposal activities when they are incurred. Prior to the adoption of SFAS No. 146, these types of costs were recognized at the time management committed to an exit/disposal plan in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit or disposal activities that are initiated subsequent to December 31, 2002. Accordingly, we will apply the provisions of SFAS No. 146 prospectively to exit or disposal activities initiated subsequent to December 31, 2002.

On November 25, 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5, “Accounting for Contingencies,” SFAS No. 57 “Related Party Disclosures,” and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The Interpretation also incorporates, without change, the provisions of FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which it supercedes. The Interpretation does identify several situations where the recognition of a liability at inception for a guarantor’s obligation is not required. The initial recognition and measurement provisions of Interpretation 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. We are currently reviewing the requirements of this new standard, but we do not expect implementation to have a material impact on our financial position or results of operations.

(2)       DISCONTINUED OPERATIONS

On October 30, 2002, we sold our freight forwarding businesses, USF Worldwide Inc. and USF Worldwide Logistics (UK) Ltd. (the “Companies”) to GPS Logistics, LLC and Seko Worldwide Acquisition LLC (the “Transferees”) pursuant to a Share Transfer Agreement dated October 17, 2002 through the transfer of the shares of the Companies. As a condition to the transfer and in consideration of Transferees’ obligation to assume ownership of the stock of the Companies, we agreed to contribute $17,000 in cash to USF Worldwide Inc. As part of the agreement, the Transferees had the option for a period of up to six months from closing to return its interest in certain assets to us for $3,000 in cash. In December 2002, the Transferees exercised their option to return their interest in those certain assets which are the ocean freight forwarding businesses formerly known as USF Coast Consolidators and USF Caribbean Services.

During the year ended December 31, 2002, we recognized a loss of $13,239 net of tax benefits on the transfer of our freight forwarding businesses. The calculation of the loss is summarized as follows:

Net assets transferred	$14,556
Cash paid	20,000
Write-off of notes receivable	6,000
Transaction fees and expenses	1,743

Loss on transfer before income tax benefits	42,299
Income tax benefits	29,060

Loss, net of income tax benefits	$13,239

The disposal of our freight forwarding businesses represents the disposal of a component of an entity under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the financial position and results of operations of the freight forwarding segment have been classified as discontinued operations and all prior periods presented have been restated.

2002 ANNUAL REPORT | 31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Thousands of dollars, except share and per share amounts)

Loss from discontinued operations consisted of the following:

	2002	2001	2000

Revenue	$187,638	$237,673	$250,086
Loss from operations	(23,885)	(18,107)	(1,943)
Income tax benefits	6,907	6,518	700

Loss from operations, net	(16,978)	(11,589)	(1,243)

Loss on disposal	(42,299)	—	—
Income tax benefits on disposal	29,060	—	—

Loss on disposal, net	(13,239)	—	—

Loss from discontinued operations, net	$(30,217)	$(11,589)	$(1,243)

Current assets, non-current assets, current liabilities and non-current liabilities of discontinued operations consisted of the following as of December 31, 2001:

Current assets
Cash	$7,429	Current liabilities
Accounts receivable, net	48,002	Accounts payable	$27,788
Deposits and prepayments	924	Accrued salaries, wages and benefits	3,243
Deferred income taxes	5,884	Other current liabilities	2,159

Total current assets	$62,239	Total current liabilities	$33,190

Non-current assets
Property and equipment, net	$8,055	Non-current liabilities
Goodwill, net	71,990	Notes payable	$1,168
Other non-current assets	941	Other non-current liabilities	1,017

Total non-current assets	$80,986	Total non-current liabilities	$2,185

(3)       OPERATING LEASES

We lease certain terminals, warehouses, vehicles and data processing equipment under long-term lease agreements that expire in various years through 2010.

The following is a schedule of future minimum rental payments on leases that had initial or remaining non-cancelable lease terms in excess of one year at December 31, 2002.

Year	Payments

2003	$20,497
2004	17,988
2005	11,824
2006	6,251
2007	3,581
Subsequent years	6,889

$67,030

Rental expense in our accompanying consolidated statements of operations for 2002, 2001, and 2000 was $29,406, $30,257 and $29,400, respectively.

32 | USFREIGHTWAYS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Thousands of dollars, except share and per share amounts)

(4)       LONG-TERM DEBT

Long-term debt consists of the following:

	2002	2001

Unsecured notes (a)	$250,000	$250,000
Unsecured lines of credit (b)	—	—
Other	2,496	3,538

	252,496	253,538
Less current maturities	367	1,023

	$252,129	$252,515

(a)

We issued guaranteed unsecured notes of $150,000 on April 25, 2000 that are due April 15, 2010 and bear interest at 8½%. The notes are redeemable in whole or part any time before maturity and have no sinking-fund requirements. We also issued guaranteed unsecured notes of $100,000 on May 1, 1999 that are due May 1, 2009 and bear interest at 6½ %. The notes are redeemable in whole or part any time before maturity and have no sinking-fund requirements. Based upon our incremental borrowing rates for similar types of borrowing arrangements, the fair value of the notes at December 31, 2002 was approximately $282,000.

Our guaranteed notes are fully and unconditionally guaranteed, on a joint and several basis, on an unsecured senior basis, by substantially all of our direct and indirect domestic subsidiaries (the “Subsidiary Guarantors”). All of the assets were owned by the Subsidiary Guarantors and substantially all of our operations were conducted by the Subsidiary Guarantors. Accordingly, the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors were substantially equivalent to the assets, liabilities, earnings and equity shown in our consolidated financial statements. Our subsidiaries, other than the Subsidiary Guarantors, are minor. There are no restrictions on our ability to obtain funds from our subsidiaries by dividend or loan. We, therefore, are not required to present separate financial statements of our Subsidiary Guarantors, and other disclosures relating to them.

On January 31, 2000, we filed a Form S-3 shelf registration statement that allowed for the sale of up to $400,000 in additional guaranteed notes. As of December 31, 2002 $250,000 of notes may be issued under this shelf registration statement.

(b)

We have a $200,000 revolving credit facility through a syndicate of commercial banks. In October 2002, we replaced our $200,000 credit facility that was to expire in November 2002 with a $200,000 credit facility that expires in October of 2005. The facility allows up to $125,000 for standby letters of credit to cover our self-insurance program, and has optional pricing of interest rates, including LIBOR or Prime based rates. The facility has an annual fee and contains customary financial covenants including maintenance of minimum net worth and funded debt to cash flow. During 2002, we had no drawings on either credit facility. At December 31, 2002, we had no borrowings and had approximately $70,000 outstanding letters of credit under this facility. In addition to our revolving credit facility, we maintain three uncommitted lines of credit, which provide $40,000 short-term funds at rates approximating LIBOR. These facilities are used in conjunction with a centralized cash management system to finance our short-term working capital needs thereby enabling us to maintain minimal cash balances. At December 31, 2002, we had no borrowings under these uncommitted facilities.

The aggregate annual maturities of our debt at December 31, 2002 were as follows:

Year	Amount

2003	$367
2004	307
2005	1,822
2006	—
2007	—
Subsequent years	250,000

$252,496

2002 ANNUAL REPORT | 33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Thousands of dollars, except share and per share amounts)

(5)       INCOME TAXES

A reconciliation of the statutory Federal income tax rate with our effective income tax rate from continuing operations is as follows:

Year	2002	2001	2000

Federal income tax at statutory rate (35%)	$21,697	$29,453	$56,453
State income tax, net of federal tax benefit	2,861	2,214	6,984
Asia exit costs	3,500	—	—
Goodwill amortization	—	784	961
Other	666	623	564

Total income tax expense	$28,724	$33,074	$64,962

The components of our provision for income taxes are as follows:

Year	2002	2001	2000

Current expense:
Federal	$25,163	$28,598	$42,955
State	4,793	2,032	8,077

	29,956	30,630	51,032

Deferred expense:
Federal	(841)	3,381	11,262
State	(391)	(937)	2,668

	(1,232)	2,444	13,930

Total income tax expense	$28,724	$33,074	$64,962

The following is a summary of the components of our deferred income tax assets and liabilities at December 31, 2002 and December 31, 2001:

	2002	2001

Deferred tax assets:
Deferred compensation	$5,711	$4,713
Insurance and claims	46,951	41,309
Vacation pay	11,178	10,451
Tax loss carry forwards	15,700	—
Other	4,111	2,540

	83,651	59,013

Deferred tax liabilities:
Property and equipment, principally due to accelerated depreciation	$130,429	$122,723

Net deferred tax liabilities	$46,778	$63,710

Goodwill is no longer a reconciling item with respect to our effective income tax rate due to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.” Our deferred tax assets included tax loss carry forwards, which expire in 2022.

34 | USFREIGHTWAYS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Thousands of dollars, except share and per share amounts)

(6)       EMPLOYEE BENEFIT PLANS

We maintain a salary deferral 401(k) plan covering substantially all of our employees who are not members of a collective bargaining unit and who meet specified service requirements. Contributions are based upon participants’ salary deferrals and compensation and are made within Internal Revenue Service limitations. For 2002, 2001 and 2000, our contributions for these plans were $11,623, $11,207 and $10,625, respectively. We do not offer post-employment or post-retirement benefits.

We contribute to several union-sponsored multi-employer pension plans. These plans are not administered by us, and contributions are determined in accordance with provisions of negotiated labor contracts. The Multi-Employer Pension Plan Amendments Act of 1980 established a continuing liability to such union-sponsored pension plans for an allocated share of each plan’s unfunded vested benefits upon substantial or total withdrawal by us or upon termination of the pension plans. To date, no withdrawal or termination has occurred or is contemplated. For 2002, 2001 and 2000, our contributions to these pension plans were $87,894, $82,914 and $84,269, respectively.

We maintain a non-qualified deferred compensation plan for the benefit of a select group of our management. The purpose of the plan is to enhance our ability to attract and retain qualified management personnel by providing an opportunity to defer a portion of their compensation that cannot be deferred under our 401(k) plan. We also maintain a supplemental executive retirement plan (defined contribution) to provide benefits to a select group of our management who contribute significantly to our continued growth, development and future business. In 2002, 2001 and 2000, we contributed $1,579, $1,625 and $1,560, respectively, to this plan. We have established a grantor trust (Rabbi Trust) to provide funding for benefits payable under our deferred compensation and supplemental executive retirement plans.

(7)       COMMON STOCK

We maintain two employee stock purchase plans, which provide for the purchase of an aggregate of not more than 1,225,000 shares of our common stock. Each eligible employee may designate the amount of regular payroll deductions, subject to a yearly maximum, that is used to purchase shares at a discount of the month-end market price. At December 31, 2002, 952,617 shares had been issued under these plans.

We maintain stock option plans that provide for the granting of options to key employees and non-employee directors to purchase an aggregate of not more than 5,235,000 shares of our common stock. Stock options issued under these plans are exercisable for periods up to ten years from the date an option is granted. At December 31, 2002 there were 120,283 shares available for granting under the plans.

In 2002, 2001 and 2000, we issued 303,377, 796,260 and 337,002 common shares, respectively, through the exercise of stock options or the purchase, by employees, through our stock option and stock purchase programs. In 2000, we repurchased, under two board authorized repurchase programs, 954,200 common shares in the open market for approximately $22,900. These repurchased shares were included under the caption “Treasury Stock” on our balance sheet. The repurchased shares are the first shares to be used in our employee stock purchase plans or when employees exercise stock options. The repurchased shares are recorded at cost and when issued for employee stock purchase plan allocations or when employees exercise stock options the value of treasury stock is reduced at the average cost per share of all shares currently available in the Treasury stock account. If allocations under the employee stock purchase plans or employee stock option exercises (on a per share price basis) exceeds the current treasury stock average price per share, the excess is recorded as paid in capital.

We estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 2002, 2001 and 2000: dividend yield ranging from 1.14% to 1.19%; expected volatility ranging from 41.20% to 110.64%; risk-free interest rates at grant date ranging from 2.56% to 7.42%; and expected lives ranging from 4.35 to 4.53 years.

2002 ANNUAL REPORT | 35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Thousands of dollars, except share and per share amounts)

A summary of the status of our stock option plans is presented below:

Year	2002		2001		2000

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding at beginning of year	2,659,113	$28.48	3,647,940	$27.75	3,276,890	$27.92
Granted	928,110	32.45	65,000	30.85	1,347,500	25.81
Exercised	(228,721)	22.90	(694,827)	24.91	(145,666)	23.08
Forfeited	(224,616)	31.93	(359,000)	28.34	(830,784)	27.88

Outstanding at end of year	3,133,886	29.82	2,659,113	28.48	3,647,940	27.75

Options exercisable at year end	1,424,497	28.03	1,122,419	26.24	1,248,990	25.23

Weighted-average fair value of options granted during the year	$11.81		$13.40		$12.54

The following table summarizes information about stock options outstanding at December 31, 2002:

	Outstanding Options			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at 12/31/02	Weighted-Average Exercise Price

$19.63–24.94	1,258,493	6.00	$ 24.01	819,996	$ 23.73
25.88–27.69	370,000	7.40	26.41	196,334	26.17
28.92–37.75	1,094,893	8.62	32.40	201,993	31.47
42.88–46.63	410,500	6.77	43.81	206,174	43.56

	3,133,886	7.18	29.82	1,424,497	28.03

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

36 | USFREIGHTWAYS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Thousands of dollars, except share and per share amounts)

(8)       GOODWILL AND OTHER INTANGIBLE ASSETS

Under SFAS No. 142 “Goodwill and Other Intangible Assets,” previously recorded goodwill and other intangible assets with indefinite lives are no longer amortized but are subject to impairment tests annually. In 2001, we amortized $4,207 of goodwill. As a result of implementing this new standard on January 1, 2002 we no longer amortize goodwill and recorded an impairment charge of $70,022 at USF Worldwide, our discontinued freight forwarding segment. The charge was shown as a cumulative effect of change in accounting for goodwill in the first quarter of 2002. Goodwill was not impaired under SFAS No. 121 which was effective through December 31, 2001. Goodwill and other intangible assets consist of the following:

		2002		2001

	Average Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Customer lists	5	$6,073	$(5,078)	$6,073	$(3,869)
Non-competes	5	5,156	(5,156)	5,156	(5,130)

Total		$11,229	$(10,234)	$11,229	$(8,999)

Intangible assets not subject to amortization:
Goodwill		$100,504	$—	$134,659	$(34,155)

Aggregate amortization expense for the year ended December 31, 2002		$1,235

We estimate that our amortization expense for 2003 will be $995.

There were no changes in the carrying amount of goodwill in 2002. The balances by operating segment as of December 31, 2002 were as follows:

	LTL	TL	Logistics	Total

Balance as of December 31, 2002	$57,273	$10,574	$32,657	$100,504

The following table adjusts earnings and earnings per share for the adoption of SFAS No. 142:

	2002	2001	2000

Income from continuing operations before cumulative effect of accounting change	$33,268	$49,977	$98,041
Add back goodwill amortization, net of tax	—	4,207	3,396

Adjusted income from continuing operations before cumulative effect of accounting change	$33,268	$54,184	$101,437

Basic earnings per share:
Reported basic EPS from continuing operations before cumulative effect of accounting change	$1.23	$1.90	$3.72
Add back goodwill amortization, net of tax	—	0.16	0.13

Adjusted basic EPS from continuing operations before cumulative effect of accounting change	$1.23	$2.06	$3.85

Diluted earnings per share:
Reported diluted EPS from continuing operations before cumulative effect of accounting change	$1.22	$1.87	$3.65
Add back goodwill amortization, net of tax	—	0.16	0.13

Adjusted diluted EPS from continuing operations before cumulative effect of accounting change	$1.22	$2.03	$3.78

Weighted-average shares:
Basic	26,900,311	26,309,107	26,337,734
Diluted	27,331,890	26,765,861	26,828,046

2002 ANNUAL REPORT | 37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Thousands of dollars, except share and per share amounts)

	2002	2001	2000

Net (loss)/income	$(66,971)	$38,388	$96,798
Add back goodwill amortization, net of tax	—	6,478	5,433

Adjusted net (loss)/income	$(66,971)	$44,866	$102,231

Basic earnings per share:
Reported basic EPS from net (loss)/income	$(2.49)	$1.46	$3.68
Add back goodwill amortization, net of tax	—	0.25	0.21

Adjusted basic EPS from net (loss)/income	$(2.49)	$1.71	$3.89

Diluted earnings per share:
Reported diluted EPS from net (loss)/income	$(2.45)	$1.43	$3.61
Add back goodwill amortization, net of tax	—	0.24	0.20

Adjusted diluted EPS from continuing operations	$(2.45)	$1.67	$3.81

Weighted-average shares:
Basic	26,900,311	26,309,107	26,337,734
Diluted	27,331,890	26,765,861	26,828,046

(9)       COMMITMENTS AND CONTINGENCIES

We are routinely involved in a number of legal proceedings and claims arising in the ordinary course of business, primarily involving claims for bodily injury and property damage incurred in the transportation of freight. The estimated liability for claims included in liabilities, both current and long-term is $55,174 and $72,744, respectively, in 2002 and $47,742 and $65,449, respectively, in 2001 reflects the estimated ultimate cost of self-insured claims incurred, but not paid, for bodily injury, property damage, cargo loss and damage, and workers’ compensation. We believe the outcome of these matters is not expected to have any material adverse effect on our consolidated financial position or results of our operations and have been adequately provided for in our financial statements.

At December 31, 2002, we had capital purchase commitments of approximately $3,973 for land and improvements, $3,470 for transportation equipment, and $12,505 for other information technology related projects.

We use underground storage tanks at certain terminal facilities and maintain a comprehensive policy of testing, upgrading, replacing or eliminating these tanks to protect the environment and comply with various Federal and state laws. We take prompt remedial action whenever any contamination is detected.

(10)     RELATED PARTIES

William N. Weaver, Jr., one of our directors, is a member of the law firm of Sachnoff & Weaver, Ltd. an Illinois professional corporation. Sachnoff & Weaver, Ltd. has acted and continues to act as outside counsel to us with regard to certain matters. We believe that the legal fees billed to us for these services were at market rates. We paid $725, $379 and $553 in 2002, 2001 and 2000 respectively, to Sachnoff & Weaver, Ltd.

Anthony J. Paoni, one of our directors, is a member of DiamondCluster International, Inc., an Illinois corporation. DiamondCluster International, Inc. has acted as a consultant to us with regard to certain matters. We believe that the consulting fees billed to us for these services were at market rates. We paid $690 for consulting fees in 2001 to DiamondCluster.

(11)     ACQUISITIONS

During 2000, we acquired Tri-Star Corporation, Inc., a Tennessee-based truckload carrier. Total consideration for this acquisition was approximately $17,000 of cash and debt incurred.

38 | USFREIGHTWAYS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Thousands of dollars, except share and per share amounts)

(12)  BUSINESS SEGMENTS

We have four reportable business segments: (1) five regional LTL trucking companies, (2) TL trucking, (3) Logistics and (4) Corporate and Other. Our regional LTL trucking segment provides overnight and second-day delivery of general commodities throughout the US and into Canada. Our TL subsidiary provides premium regional and national TL services. Our logistics subsidiaries provide solutions to customers’ logistics and distribution requirements and domestic ocean freight services. The Corporate and Other segment performs support activities to our operating segments including executive, information technology, corporate sales and various financial management functions. Our reportable business segments are managed separately because each business has different customer requirements and service offerings.

The accounting policies of our segments are the same as those described in the summary of significant accounting policies. Intangible assets are included in each segment’s reportable assets, but the amortization of these intangible assets is not included in the determination of a segment’s operating profit or loss. We evaluate performance based on profit or loss from operations before income taxes, interest, amortization of intangibles and other non-operating income (expenses).

Year	2002	2001	2000

Revenue
LTL:
Holland	$960,392	$937,150	$1,001,250
Reddaway	274,368	266,206	276,915
Red Star	264,279	255,722	275,841
Dugan	216,256	206,660	204,481
Bestway	151,597	150,466	155,188

Total LTL	1,866,892	1,816,204	1,913,675
TL	114,151	100,439	86,317
Logistics	278,161	277,393	276,958
Asia Operations	—	26,938	11,663
Intercompany eliminations	(8,678)	—	—
Corporate and Other	—	—	—

Total Revenue from Continuing Operations	$2,250,526	$2,220,974	$2,288,613

Year	2002	2001	2000

Income From Operations
LTL:
Holland	$71,768	$75,000	$109,485
Reddaway	29,500	24,855	33,483
Red Star	(6,728)	(3,422)	8,905
Dugan	1,301	4,619	10,554
Bestway	9,331	7,568	14,193

Total LTL	105,172	108,620	176,620
TL	5,311	2,887	4,671
Logistics	12,603	11,185	16,680
Asia Operations	—	(2,811)	(3,757)
Freight Forwarding—Asia exit costs	(12,760)	—	—
Corporate and Other	(28,237)	(11,099)	(6,735)
Amortization of intangibles	(1,235)	(5,446)	(4,806)

Total Income from Operations	$80,854	$103,336	$182,673

2002 ANNUAL REPORT | 39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Thousands of dollars, except share and per share amounts)

Year	2002	2001	2000

Assets
LTL:
Holland	$431,607	$424,054	$462,469
Reddaway	152,825	141,139	151,509
Red Star	151,748	152,730	159,331
Dugan	106,138	93,217	97,832
Bestway	109,991	96,111	93,344

Total LTL	952,309	907,251	964,485
TL	87,336	77,426	83,287
Logistics	154,153	151,223	143,684
Asia Operations	—	8,262	2,812
Corporate and Other	101,473	91,277	14,977

Total Assets (Excludes Discontinued Operations)	$1,295,271	$1,235,439	$1,209,245

Long-Lived Asset Expenditures
LTL:
Holland	$33,001	$14,577	$71,643
Reddaway	21,871	10,682	24,613
Red Star	5,849	10,177	15,489
Dugan	20,530	4,415	8,826
Bestway	18,082	13,111	15,935

Total LTL	99,333	52,962	136,506
TL	18,194	6,152	25,125
Logistics	15,324	23,764	23,807
Asia Operations	—	—	—
Corporate and Other	8,471	6,617	4,660

Total Long-Lived Asset Expenditures	$141,322	$89,495	$190,098

Year	2002	2001	2000

Depreciation Expense
LTL:
Holland	$33,509	$37,383	$43,021
Reddaway	12,482	12,523	12,710
Red Star	10,243	10,599	10,095
Dugan	9,870	10,064	11,402
Bestway	6,622	6,358	6,199

Total LTL	72,726	76,927	83,427
TL	10,900	9,524	7,698
Logistics	12,208	11,581	10,817
Asia Operations	—	—	—
Corporate and Other	4,039	2,532	1,149

Total Depreciation Expense	$99,873	$100,564	$103,091

40 | USFREIGHTWAYS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Thousands of dollars, except share and per share amounts)

(13)     QUARTERLY FINANCIAL INFORMATION (unaudited)

Quarters	First	Second	Third	Fourth	Total

2002
Revenue	$520,165	$571,187	$578,485	$580,689	$2,250,526
Income/(Loss) from Continuing Operations	(6,801)	12,981	13,446	13,642	33,268
Net income/(loss)	(77,685)	5,940	5,319	(545)	(66,971)
Net income/(loss) per share—basic	(2.89)	0.22	0.20	(0.02)	(2.49)
Net income/(loss) per share—diluted	(2.84)	0.22	0.19	(0.02)	(2.45)
Dividends declared per share	0.0933	0.0933	0.0933	0.0933	0.3733

2001
Revenue	$559,248	$563,612	$560,840	$537,274	$2,220,974
Income from Continuing Operations	10,463	13,233	15,532	10,749	49,977
Net income	8,451	11,423	9,731	8,783	38,388
Net income per share—basic	0.32	0.44	0.37	0.33	1.46
Net income per share—diluted	0.31	0.43	0.36	0.33	1.43
Dividends declared per share	0.0933	0.0933	0.0933	0.0933	0.3733

(14)     SUBSEQUENT EVENTS

Teamsters’ Agreement

Approximately 44% of all our employees are members of unions. Approximately 89% of these union workers are employed by Holland or Red Star and belong to the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“IBT”). Members of the IBT at Holland and Red Star are presently working under the terms of a five-year, industry-wide labor agreement that expires at the end of March 2003. A new five-year agreement between the IBT and Holland was announced on February 6, 2003. The agreement is subject to ratification by the IBT members. Red Star, separately, signed a “Me too” agreement that basically entitles its IBT members to the benefits under the agreement between Holland and the IBT.

Change in Method of Accounting for Revenue and Expense Recognition

Effective January 1, 2003, we changed our method of accounting for revenue and expense recognition for our LTL and TL segments. Under the new accounting method, we recognize revenue for LTL and TL operations by the allocation of revenue between reporting periods based on the relative transit time in each reporting period with expenses recognized as incurred. This change in the method of accounting was made to recognize the increase in our average length of haul of freight, which resulted from our implementation of new marketing strategies. We believe that the new method of recognizing revenue and expense is preferable. The cumulative effect of the change in accounting principle on prior years will result in an after-tax charge to income of approximately $1,500 (net of income taxes of $1,000) in the first quarter of 2003.

Repurchase of Common Stock

During February 2003, we repurchased approximately 14,000 of our shares under a repurchase program authorized in 2000 by our Board of Directors. The average repurchase price was approximately $24 per share. At March 17, 2003, we had authorization to purchase an additional 532,000 shares.

ITEM 9— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 29, 2002, based on the recommendation of our Audit Committee and with the approval of our Board of Directors, we dismissed Arthur Andersen LLP as our independent auditors and engaged Deloitte & Touche LLP as our new independent auditors.

In 2001 and 2000, Arthur Andersen LLP’s report on our financial statements did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

2002 ANNUAL REPORT | 41

During our last two years, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

None of the reportable events described under Item 304 (a) (1) (v) of Regulation S-K occurred within two years or within the interim period through May 29, 2002.

We have a letter from Arthur Andersen LLP stating its agreement with the statements made by us in our Report on Form 8-K announcing the change in auditors.

During the two years and the subsequent interim period through May 29, 2002, neither us or anyone on our behalf has consulted with Deloitte & Touche LLP regarding any of the matters or events set forth in Item 304 (a) (2) (i) and (ii) of Regulation S-K.

PART III

ITEM 10— DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information for directors is reported in our definitive proxy statement filed pursuant to Regulation 14A, and is incorporated by reference. The following table sets forth certain information as of December 31, 2002 concerning our executive officers:

Name	Age	Position

Samuel K. Skinner	64	Chairman of the Board, President and Chief Executive Officer

Christopher L. Ellis	57	Senior Vice President, Finance, Treasurer & Chief Financial Officer

John A. Niemzyk	52	Senior Vice President & Chief Information Officer

Douglas R. Waggoner	44	Senior Vice President, Strategic Marketing

Samuel K. Skinner, 64, was appointed as our President and Chief Executive Officer on July 17, 2000 and our Chairman of the Board on January 1, 2001. He has been a director of USFreightways since December 1999. From October 1, 1998 to July 15, 2000, Mr. Skinner was a partner and Co-Chairman of the law firm of Hopkins & Sutter. From February 1, 1993 to April 1, 1998, he was President and a director of Commonwealth Edison Company and its parent company Unicom Corporation. Prior thereto, he served as Chief of Staff to the President of the United States. Before his White House service, Mr. Skinner served as US Secretary of Transportation for nearly three years. Before February 1989, he was a Senior Partner of the law firm of Sidley & Austin, where he served on the firm’s Executive Committee.

Christopher L. Ellis, 57, has been our Senior Vice President, Finance, Treasurer and Chief Financial Officer since June 1991. Mr. Ellis has over 20 years of experience in the transportation industry.

John A. Niemzyk, 52, was appointed as our Senior Vice President and Chief Information Officer on January 8, 2001. Mr. Niemzyk has 25 years of experience in information technology in both manufacturing and distribution industries. Before joining USF, Mr. Niemzyk was Vice President, Information Technology for Baxter International’s Renal Division. From 1998 to 2000, Mr. Niemzyk was Vice President, Information Technology and Chief Information Officer for Favorite Brands International, Inc. From 1991 until 1997, Mr. Niemzyk held several senior positions with Norand Corporation with his last position being Vice President, Operations & Information Technology-Chief Information Officer.

Douglas R. Waggoner, 44, was appointed as our Senior Vice President, Strategic Marketing on January 16, 2002. Mr. Waggoner has over 20 years of experience in the trucking industry. Before joining USF, Mr. Waggoner was President and Chief Operating Officer of Daylight Transport, Inc. from 1998 to 2002. Prior to that, Mr. Waggoner worked for Yellow Freight in various positions.

ITEM 11— EXECUTIVE COMPENSATION

This information is reported in our definitive proxy statement entitled “Management Compensation” and “Compensation Committee Interlocks and Insider Participation” respectively to be filed pursuant to Regulation 14A, and is incorporated by reference.

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is reported in our definitive proxy statement entitled “Security Ownership of Principal Holders and Management” and “Equity Compensation Plan Information” respectively to be filed pursuant to Regulation 14A, and is incorporated by reference.

ITEM 13— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is reported in the Company’s definitive proxy statement entitled “Certain Relationships and Related Transactions” to be filed pursuant to Regulation 14A, and is incorporated by reference.

42 | USFREIGHTWAYS

PART IV

ITEM 14— CONTROLS AND PROCEDURES

In order to ensure information for disclosure in our filings of periodic reports with the Securities and Exchange Commission is identified, recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, Samuel K. Skinner, and our Chief Financial Officer, Christopher L. Ellis, have reviewed and evaluated our disclosure controls and procedures as of February 28, 2003 and have concluded that our disclosure controls and procedures were adequate as of that date.

There have been no significant changes in our internal controls, which we define to include our control environment, control procedures, and accounting systems, or in other factors that could significantly affect our internal controls, since February 28, 2003.

ITEM 15— EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)     (1)    Financial Statements
          (2)    Financial Statement Schedule:

 Schedule II—Valuation and Qualifying Accounts
 USFreightways Corporation
 Three Years ended December 31, 2002

	Additions

Description	Balance at Beginning of Year	Charges to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Year

	(Dollars in thousands)
Year ended December 31, 2000
Accounts receivable allowances for revenue adjustments and doubtful accounts	$8,911	$6,176	$0	$5,833	$9,254
Year ended December 31, 2001
Accounts receivable allowances for revenue adjustments and doubtful accounts	$9,254	$7,941	$0	$5,589	$11,606
Year ended December 31, 2002
Accounts receivable allowances for revenue adjustments and doubtful accounts	$11,606	$9,373	$0	$7,393	$13,586

   (1) Primarily uncollectible accounts written off net of recoveries

            (3)    Exhibits

Exhibit Number	Document Description

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

3(b)	Bylaws of USFreightways Corporation, as restated as of October 16, 2002 (filed with this Annual Report on Form 10-K).

4(a)

Indenture, dated as of May 5, 1999 among USFreightways Corporation, the Guarantors named therein and Bank One, Michigan, as Trustee (as the successor-in-interest to NBD Bank) (incorporated by reference from Exhibit 4.1 to USFreightways Corporation Current Report on Form 8-K, filed on May 11, 1999).

4(b)

First Supplemental Indenture, dated as of January 31, 2000 among USFreightways Corporation, the Guarantors named therein and Bank One, Michigan, as Trustee (as the successor-in-interest to NBD Bank) (incorporated byreference from Exhibit to USFreightways Corporation Registration Statement on Form S-3, filed on January 31, 2000, Registration No. 333-95777).

2002 ANNUAL REPORT | 43

Exhibit Number	Document Description

10(a)	USFreightways Stock Option Plan (incorporated by reference from Exhibit 10.18 to USFreightways Corporation Transition Report on Form 10-K from June 29, 1991 to December 28, 1991).

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

10(h)

$200,000,000 Credit Agreement dated as of October 24, 2002 among USFreightways Corporation, the banks named therein and Harris Trust and Savings Bank, as administrative agent (filed with this Annual Report on Form 10-K).

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

21	Subsidiaries of USFreightways Corporation (filed with this Annual Report on Form 10-K).

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

 Exhibits 2, 9, 11, 12, 16, 17, 18 and 22 are not applicable to this filing.

44 | USFREIGHTWAYS

(b)     Reports on Form 8-K

1.        On October 18, 2002, the Company filed a Current Report on Form 8-K announcing that GPS Logistics, Inc. and Seko Worldwide Acquisition LLC had agreed to acquire the Company’s freight forwarding units, USF Worldwide Inc. and USF Worldwide Logistics (UK) Ltd.

2.        On November 12, 2002, the Company filed a Current Report on Form 8-K announcing the completion of the transfer of its freight forwarding units, USF Worldwide Inc. and USF Worldwide Logistics (UK) Ltd. to GPS Logistics, Inc. and Seko Worldwide Acquisition LLC. Pro Forma financial statements were filed with this Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on the 17th day of March, 2002.

USFreightways Corporation
By:	/s/ CHRISTOPHER L. ELLIS

Christopher L. Ellis Senior Vice President, Finance, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ SAMUEL K. SKINNER*	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2003

Samuel K. Skinner

/s/ MORLEY KOFFMAN*	Director	March 17, 2003

Morley Koffman

/s/ WILLIAM N. WEAVER, JR.*	Director	March 17, 2003

William N. Weaver, Jr.

/s/ NEIL A. SPRINGER*	Director	March 17, 2003

Neil A. Springer

/s/ STEPHEN B. TIMBERS*	Director	March 17, 2003

Stephen B. Timbers

/s/ PAUL J. LISKA*	Director	March 17, 2003

Paul J. Liska

/s/ ROBERT V. DELANEY*	Director	March 17, 2003

Robert V. Delaney

/s/ JOHN W. PUTH*	Director	March 17, 2003

John W. Puth

/s/ ANTHONY J. PAONI*	Director	March 17, 2003

Anthony J. Paoni

/s/ CHRISTOPHER L. ELLIS	Chief Financial Officer (Principal Financial Officer)	March 17, 2003

Christopher L. Ellis

/s/ ROBERT S. OWEN	Controller (Principal Accounting Officer)	March 17, 2003

Robert S. Owen

/s/ CHRISTOPHER L. ELLIS

*By: Christopher L. Ellis Attorney-in-Fact

2002 ANNUAL REPORT | 45

CERTIFICATIONS

I, Samuel K. Skinner, certify that:

1.         I have reviewed this annual report on Form 10-K of USFreightways Corporation;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of the registrant’s Board of Directors:

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ SAMUEL K. SKINNER

Samuel K. Skinner Chairman of the Board, President and CEO

46 | USFREIGHTWAYS

CERTIFICATIONS

I, Christopher L. Ellis, certify that:

1.         I have reviewed this annual report on Form 10-K of USFreightways Corporation;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of the registrant’s Board of Directors:

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ CHRISTOPHER L. ELLIS

Christopher L. Ellis Senior Vice President, Finance, Treasurer and Chief Financial Officer

2002 ANNUAL REPORT | 47