Form 10-Q
period 2003-04-05
USF CORP
filed 2003-05-13
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                            Washington D. C. 20549
                                 Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 5, 2003, OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO
         ____________

                             Commission File Number 0-19791

                                 USF CORPORATION
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


                           USFreightways Corporation
         (Former name or former address, if changed since the last report)

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

As of May 12, 2003  27,015,829 shares of common stock were outstanding.

PART I: FINANCIAL INFORMATION

Item 1.                           Financial Statements.

                                     USF Corporation
                             Condensed Consolidated Balance Sheets
                              Unaudited (Dollars in Thousands)

                                                            As of
                                            ________________________________
                                                    April 5,      December 31,
                                                       2003              2002
-------------------------------------------------------------------------------

Assets
Current assets:
     Cash                                       $     47,298        $    54,158
     Accounts receivable, net                        275,109            269,583
     Operating supplies and prepaid expenses          41,850             33,180
     Deferred income taxes                            55,656             53,086
                                                ------------       ------------
          Total current assets                       419,913            410,007
                                                ------------       ------------

Property and equipment, net                          773,565            760,153
Goodwill                                             100,955            100,504
Other assets                                          26,735             24,607
                                                ------------       ------------
Total assets                                    $  1,321,168       $  1,295,271
                                                ------------       ------------

Liabilities and Stockholders' Equity
Current liabilities:
     Current debt                               $     1,480        $        367
     Accounts payable                                66,057              59,691
     Accrued salaries, wages and benefits            97,018              89,765
     Accrued claims and other                        98,037              90,245
                                                ------------        -----------
     Total current liabilities                      262,592             240,068
                                                ------------        -----------
Long-term liabilities:
     Notes payable and long-term debt               253,065             252,129
     Accrued claims and other                        86,887              84,079
     Deferred income taxes                           97,845              99,864
                                               ------------         -----------
            Total long-term liabilities             437,797             436,072
                                               ------------         -----------


Total stockholders' equity                         620,779              619,131
                                                ----------          -----------
Total liabilities and stockholders' equity     $ 1,321,168          $ 1,295,271
                                               -----------          -----------
See accompanying Notes to Condensed Consolidated Financial Statements

                                  USF Corporation
                     Condensed Consolidated Statements of Operations Unaudited (Dollars in Thousands, Except Per-Share Amounts)

                                                        Quarters  Ended
                                                   _________________________
                                                  April 5,           March 30,
                                                     2003                2002
-------------------------------------------------------------------------------
Operating revenue:
     LTL Trucking                             $   488,863          $    430,218
     TL Trucking                                   31,750                25,317
     Logistics                                     75,675                66,552
     Intercompany eliminations                     (2,586)               (1,922)
                                                  _______              ________
Total operating revenue                           593,702               520,165
Operating expenses:
     LTL Trucking                                 472,051               413,353
     TL Trucking                                   31,227                24,428
     Logistics                                     75,122                64,262
     Freight Forwarding-
         Asia exit costs                                -                12,760
     Corporate and other                            5,236                 6,033
     Intercompany eliminations                     (2,586)               (1,922)
                                                 ________             _________
Total operating expenses                          581,050               518,914
Income from operations                             12,652                 1,251
                                                 ________             _________
Non-operating income (expense)
     Interest expense                              (5,292)               (5,111)
     Interest income                                  211                   347
     Other, net                                      (255)                 (209)
                                                 ________              ________
Total non-operating expense                        (5,336)               (4,973)
                                                 ________              ________
Income/(loss)from continuing operations             7,316                (3,722)
     before income taxes, and cumulative
     effects of accounting changes
Income tax expense                                 (3,076)               (3,079)
                                                  _______               _______
Income/(loss) from continuing operations            4,240                (6,801)
     before cumulative effects of
     accounting changes
Discontinued operations:
     Loss from operations, net of tax                  (7)                 (862)
      benefits of $5 and $484, respectively       _______               _______
Income/(loss) before cumulative effect of           4,233                (7,663)
     accounting changes
Cumulative effect of change in accounting          (1,467)                    -
     for revenue recognition, net of tax
     benefits of $1,064
Cumulative effect of change in                          -               (70,022)
  accounting for goodwill
                                                   ______               _______
Net income/(loss)                           $       2,766            $  (77,685)
                                                   ======               =======
Income/(loss)per share from continuing operations:
                           Basic            $       0.16             $    (0.25)
                           Diluted                  0.16                  (0.25)
Loss per share from discontinued operations:
                           Basic                       -                  (0.03)
                           Diluted                     -                  (0.03)
Loss per share - cumulative effects of
     changes in accounting:
                           Basic                   (0.06)                 (2.61)
                           Diluted                 (0.06)                 (2.61)

Income/(loss) per share:   Basic                    0.10                  (2.89)
                           Diluted                  0.10                  (2.89)


Average shares outstanding:Basic              27,005,067             26,798,022
                           Diluted            27,124,223             26,798,022

See accompanying Notes to Condensed Consolidated Financial Statements.

                                     USF Corporation
                     Condensed Consolidated Statements of Cash Flows
                              Unaudited (Dollars in Thousands)

                                                             Quarters Ended
                                                          ____________________
                                                          April 5,    March 30,
                                                             2003         2002
-------------------------------------------------------------------------------
Cash flows from operating activities:
Net income/(loss)                                       $   2,766    $  (77,685)
Net loss from discontinued operations                           7           862
                                                         --------      --------
Income/(loss) from continuing operations after              2,773       (76,823)
    cumulative effect of accounting change

Adjustments to reconcile net income/ (loss) from
    continuing operations after accounting change to
    net cash provided by operating activities:
      Depreciation of property and equipment                25,903       24,085
      Cumulative effects of accounting changes               1,467       70,022
      Amortization of intangible assets                        259          312
      Deferred taxes                                        (4,589)      (7,428)
      Gains on sale of property and equipment                 (722)        (533)
      Increase/ (decrease) in other items affecting          9,759       (8,663)
      cash from operating activities
                                                         ---------    ---------
Net cash provided by operating activities                   34,850          972
                                                         ---------    ---------
Cash flows from investing activities:
  Acquisitions                                             (1,883)            -
  Capital expenditures                                    (37,436)      (26,370)
  Proceeds from sale of property and equipment              1,991         2,657
  Disposition of USF Asia                                       -        (6,000)
                                                        ---------    ----------
Net cash used in investing activities                     (37,328)      (29,713)
                                                        ---------    ----------
Cash flows from financing activities:
  Dividends paid                                           (5,040)       (2,478)
  Employee and director stock transactions                  1,739         4,977
  Repurchase of common stock                                 (336)            -
  Payments on long-term bank debt                            (255)         (137)
  Net change in short-term bank debt                         (490)         (156)
                                                         ---------   ----------
Net cash (used in)/ provided by financing activities       (4,382)        2,206
                                                        ---------    ----------
Net cash provided by discontinued operations                   -          7,506
                                                        ---------    ----------
Net decrease in cash                                       (6,860)      (19,029)
                                                        ---------    ----------
Cash at beginning of period                                54,158        72,105
                                                        ---------    ----------
Cash at end of period                                  $   47,298    $   53,076
                                                        ---------    ----------
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
         Interest                                      $      157    $       65
         Income taxes                                       1,170         6,839

Non-cash transactions: debt assumed in connection           2,794             -
     with acquisition

See accompanying Notes to Condensed Consolidated Financial Statements.

                              USF Corporation
     Condensed Consolidated Statements of Changes in  Stockholders' Equity
                       Unaudited (Dollars in Thousands)

                                                              Quarters Ended
                                                        _______________________
                                                        April 5,       March 30,
                                                           2003            2002

Balance as of December 31, 2002, and 2001,           $  619,131      $  687,652
     respectively
Net income/(loss)                                         2,766         (77,685)
Foreign currency translation adjustments                      -            (135)
                                                       --------         -------
   Comprehensive income/(loss)                            2,766         (77,820)

Employee and director stock transactions                  1,739           4,977
Repurchase of common stock                                 (336)              -
Dividends declared                                       (2,521)         (2,508)

                                                        -------        --------
Balance as of April 5, 2003 and
March 30, 2002, respectively                           $ 620,779      $ 612,301
                                                         =======        =======
See accompanying Notes to Condensed Consolidated Financial Statements.



               Notes to Condensed Consolidated Financial Statements

             (Dollars in Thousands, Except Share and Per Share Amounts,
                         unless otherwise indicated)
                             (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

     These interim financial statements of USF Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

     In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our consolidated financial position as of April 5, 2003, the consolidated results of our operations for the three-month periods ended April 5, 2003 and March 30, 2002, and our consolidated cash flows for the three-month periods ended April 5, 2003 and March 30, 2002. Operating results for the three-month period ended April 5, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Revenue Recognition

     Effective January 1, 2003, we changed our method of accounting for revenue and expense recognition for our less-than-truckload ("LTL") and truckload ("TL") segments. In 2002, revenue for LTL and TL operations was recognized when freight was picked up from the customer and direct transportation costs were accrued. Under the new accounting method, we allocate revenue between reporting periods for LTL and TL based on relative transit times with expenses recognized as incurred.

     Logistics revenue from warehousing continues to be recognized under the terms of the various contracts. Revenue from dedicated fleet shipments also continues to be recognized upon delivery, which is generally the same day as the pickup. Domestic ocean freight forwarding transportation revenue is recognized at the time freight is tendered to an ocean going vessel at origin.

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

     The following table presents information necessary to calculate basic and diluted earnings per share and common equivalent shares.
                                                         Quarters ended
                                                ______________________________
                                                April 5, 2003    March 30, 2002
                                                _____________    ______________

Weighed-average shares outstanding - basic        27,005,067         26,798,022
Common stock equivalents                             119,156                  -
                                                  __________         __________
Weighted-average shares and equivalent - diluted  27,124,223         26,798,022
                                                  ==========         ==========
Anti-dilutive unexercised stock options excluded   1,496,300          3,015,056
     from calculations


3. Debt

     Our debt includes $100,000 of unsecured guaranteed notes due May 1, 2009 and $150,000 of unsecured guaranteed notes due April 15, 2010.

     Our guaranteed notes are fully and unconditionally guaranteed, on a joint and several basis, on an unsecured senior basis, by substantially all of our direct and indirect domestic subsidiaries (the Subsidiary Guarantors ). All of the assets were owned by the Subsidiary Guarantors and substantially all of our operations were conducted by the Subsidiary Guarantors. Accordingly, the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors were substantially equivalent to the assets, liabilities, earnings and equity shown in our consolidated financial statements. Our subsidiaries, other than the Subsidiary Guarantors, are minor. There are no restrictions on our ability to obtain funds from our subsidiaries by dividend or loan. We, therefore, are not required to present separate financial statements of our Subsidiary Guarantors, and other disclosures relating to them.

     At April 5, 2003, we have a $200,000 credit facility with a group of banks that will expire in October 2005. This facility is for working capital, general corporate funding needs, and up to $125,000 for letters of credit we issue under our self-insurance program. As of April 5, 2003 we had no borrowings drawn under the facility, but we had approximately $75,000 in issued letters of credit.

4. Stock repurchases

     On July 24, 2000, we announced the authorized buyback of up to 1,000,000 shares of our common stock in either public market or private transactions. This repurchase program is not yet completed. In February of 2003, we repurchased 14,000 common shares in the public market. The purchase price was $24 per share. From July 24, 2000 through April 5, 2003, we have repurchased 468,200 shares.

5. Goodwill and other intangible assets

     Under Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets", previously recorded goodwill and other intangible assets with indefinite lives are no longer amortized but are subject to impairment tests annually. Effective January 1, 2002 amortization of goodwill ceased under the standard. After implementing this new standard on January 1, 2002, we recorded an impairment charge of $70,000 at USF Worldwide, our discontinued freight forwarding segment. The charge was shown as a cumulative effect of change in accounting for goodwill in the 2002 first quarter.

Goodwill and other intangible assets consist of the following:

                                                     As of                         As of
                                                 April 5, 2003                 March 30, 2002
                                             _______________________     ________________________
                                             Gross                       Gross
                             Average         Carrying   Accumulated      Carrying     Accumulated
                           Life (Yrs)        Amount     Amortization     Amount       Amortization
                           __________       ________    ____________     _________    ____________
Amortized intangible assets:
     Customer lists           5            $  6,073       $ (5,337)  $     6,073       $  (4,173)
     Non-competes             5               5,156         (5,156)        5,156          (5,138)
                                           ________      _________       _______       __________
Total                                      $ 11,229       $(10,493)  $    11,229       $  (9,311)
                                            ======         =======       ======          ========



Aggregate amortization expense for the quarters ended April 5, 2003 and March 30, 2002 was $259 and $312, respectively.Estimated amortization expense for 2003 will be approximately $793.

The changes in carrying amounts of goodwill for the quarter ended April 5, 2003 are as follows:

                                      LTL        TL      Logistics   Corporate
                                                                      And other
                                    Segment    Segment    Segment     Segment      Total
                                    _______    _______   _________   __________  ________
Balance as of January 1, 2003       $ 57,273   $ 10,574   $ 32,657    $     -    $100,504
Additions                                  -        451          -          -         451
                                    ________   ________   ________    ________   ________
Balance as of April 5, 2003         $ 57,273   $ 11,025   $ 32,657    $     -    $100,955
                                      ======     ======     ======      =====     =======

See Footnote 7 - Acquisition, for further details relating to goodwill additions during the first quarter of 2003.

6. Recent Accounting Pronouncements

     On November 25, 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
("Interpretation"), which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies, SFAS No. 57 Related Party Disclosures, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Interpretation also incorporates, without change, the provisions of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which it supersedes. The Interpretation does identify several situations where the recognition of a liability at inception for a guarantor's obligation is not required. The initial recognition and measurement provisions of Interpretation 45 apply on, a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this Interpretation did not have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends Accounting Principals Board ("APB") Opinion No. 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. The amendments to Statement No. 123 in paragraphs 2(a) - 2(e) of this Statement are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to Statement No. 123 in paragraph 2(f) of this Statement and the amendment to Opinion No. 28 in paragraph 3 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As is allowed, the Company is adopting only the disclosure requirements under SFAS No. 148.

7. Acquisition

     In February 2003, USF Glen Moore acquired the stock of System 81 Express, Inc. a truckload carrier based in Tennessee for approximately $4,700 in cash and assumed debt. After conducting a preliminary purchase price allocation, we estimate that resultant goodwill will be $451. Contingent payments, to the former owners of System 81 Express, of approximately $320 based upon driver and revenue retention goals may be paid during the 2003 second quarter. System 81 Express owned and or operated 136 tractors and 260 trailers and reported revenue in 2002 of approximately $16,000. The acquisition contributed approximately $1,300 in revenue to USF Glen Moore's total revenue during the first quarter of 2003.

8.  Segment Reporting                                Quarters Ended
      (Dollars in Thousands)                   _________________________
                                               April 5,        March 30,
                                                  2003             2002
------------------------------------------------------------------------------
  Revenue
   LTL Group:
      USF Holland                        $     258,575   $      224,275
      USF Reddaway                              71,349           61,705
      USF Red Star                              60,297           60,090
      USF Dugan                                 59,215           49,990
      USF Bestway                               39,427           34,158
-------------------------------------------------------------------------------
         Subtotal LTL Group                    488,863          430,218
   Truckload - USF Glen Moore                   31,750           25,317
   Logistics                                    75,675           66,552
   Intercompany eliminations                    (2,586)          (1,922)
   Corporate and other                               -                -
-------------------------------------------------------------------------------
Total revenue from continuing operations  $    593,702    $     520,165

Income/(loss) from operations
   LTL Group:
      USF Holland                         $     15,650    $      13,580
      USF Reddaway                               5,627            3,691
      USF Red Star                              (5,294)          (2,427)
      USF Dugan                                   (501)             627
      USF Bestway                                1,330            1,394
-------------------------------------------------------------------------------
         Subtotal LTL Group                     16,812           16,865
   Truckload - USF Glen Moore                      523              889
   Logistics                                       553            2,290
   Freight forwarding - Asia exit costs              -          (12,760)
   Corporate and other                          (4,977)          (5,721)
   Amortization of intangibles                    (259)            (312)
-------------------------------------------------------------------------------
Total income from operations                $   12,652    $       1,251
-------------------------------------------------------------------------------

9.   Stock-based Compensation

     SFAS No. 123, "Accounting for Stock Based Compensation" establishes a fair value based method of accounting for stock options. We have elected to continue using the intrinsic value method prescribed under Accounting Principles Board No. 25 as permitted by SFAS No. 123. If we had elected to recognize compensation cost based on the fair value of the options at grant date, as prescribed by SFAS No. 123, our net income and earnings per share would have been reduced to the proforma amounts indicated in the table below:


                                                             Quarters Ended
                                                        ______________________
                                                        April 5,      March 30,
                                                         2003             2002
                                                        ______        ________
Net income / (loss), as reported                      $   2,766      $ (77,685)
Deduct: Total stock-based employee compensation
   expense determined under fair value based
    method for all awards, net of related tax benefits   (1,263)        (1,275)
                                                      _________      _________
Pro forma net income/ (loss)                          $   1,503      $ (79,960)

Earnings/ (loss) per share:
         Basic - as reported                         $     0.10     $    (2.89)

         Basic - proforma                            $     0.06     $    (2.95)

         Diluted - as reported                       $     0.10     $    (2.89)

         Diluted - proforma                          $     0.06     $    (2.95)



10. Discontinued Freight Forwarding Segment (Presented in Financial Statements as Discontinued Operations)

     On October 30, 2002, we sold our freight forwarding businesses, USF Worldwide, Inc. and USF Worldwide Logistics (UK) to GPS Logistics, Inc. and Seko Worldwide Acquisitions LLC (collectively "the Transferees"). As part of the agreement, the Transferees returned their interest in certain assets (now operating as our Ocean forwarding division within our Logistics segment) to us late in December 2002. The results of the freight forwarding business that was sold are presented in our financial statements as Discontinued Operations.

     As part of our divestiture of the USF Worldwide Group, our non-core freight forwarding business, $6,000 in loans made to Asia in January 2002 were forgiven.

11.  Subsequent Event

     On April 14, 2003, USF Red Star acquired, for $3,000 in cash, certain assets and the business of Plymouth Rock Transportation Corporation, a Massachusetts based LTL carrier that provided overnight freight service to 11 Northeastern states. Contingent purchase price payments may be made to the former owners of Plymouth Rock Transportation Corporation if certain retained revenue goals are achieved. The earliest contingent purchase price payment would be made in the 2004 third quarter.

Item 2. Management's Discussion and Analysis of Financial Conditions and
                    Results of Operations.


                       RESULTS OF OPERATIONS


     We ("USF Corporation") reported net income for the quarter ended April 5, 2003 of $2.8 million, compared to a net loss of $77.7 million that was reported for the quarter ended March 30, 2002.

     The net income per share for the current year's quarter was equivalent to $0.10 diluted earnings per share. The net loss per share for the 2002 quarter amounted to $2.89. Earnings in the current quarter from continuing operations includes less-than-truckload ("LTL") regional trucking companies, truckload ("TL"), logistics and Corporate and Other segments amounted to $0.16 diluted earnings per share compared to a $0.25 diluted loss per share in the 2002 first quarter. Included in the 2002 first quarter loss from continuing operations was a $12.8 million charge (equivalent to $0.47 diluted loss per share) to relinquish our interest in a non-core Asian joint venture. Before this charge, diluted earnings per share from continuing core operations were $0.22. In the 2003 quarter, we reported a small after tax loss relating to contractual services provided to our former freight forwarding segment (reported as discontinued operations - see Footnote 10) compared to an after tax loss from discontinued operations of $0.9 million (equivalent to a $0.03 loss per diluted share) in the 2002 quarter. On January 1, 2003, we changed our method of accounting for revenue recognition in our LTL and TL segments, resulting in an after tax cumulative effect of change in accounting charge of $1.5 million (equivalent to a loss of $0.06 per diluted share) - see Footnote 1 and LTL discussion below. In the 2002 quarter, we reported a cumulative effect of change in accounting (required under Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets") for goodwill impairment that amounted to $70 million (equivalent to a $2.61 loss per diluted share) in our discontinued operations segment.

     We reported revenue from continuing operations for the 2003 first quarter of $593.7 million, a 14.1% increase over the $520.2 million reported for the 2002 first quarter. This year's quarter included 67 working days compared to
62.5 working days in the 2002 first quarter. On a daily basis, total operating revenue increased 6.5% over last year's quarter.

                         LESS-THAN-TRUCKLOAD

     On January 1, 2003, we changed the method of accounting for revenue recognition in our LTL and TL business segments. Instead of recognizing revenue and direct transportation costs at pick up, revenue is now recognized by the allocation of revenue between reporting periods based on the relative transit time in each reporting period with expenses recognized as incurred.

     Total revenue for the current quarter at the regional trucking subsidiaries increased 13.6% to $488.9 million compared to $430.2 million in the 2002 first quarter. Revenue from our USF PremierPlus SM ("PremierPlus") product (revenue from shipments moving between our regional trucking subsidiaries) which accounted for 9.8% of total revenue in the regional trucking subsidiaries in the 2002 first quarter increased by 46% and accounted for 12.7% of total revenue in the current quarter.

     As mentioned above, there were 67 and 62.5 working days, respectively, in the current year's and last year's quarter. On a comparable working day basis, total revenue in the 2003 first quarter increased by 6.0% over the first quarter of 2002. Fuel surcharges, which are included in the reported revenue, increased by 442% percent to $20.6 million in the current quarter from $3.7 million in last year's first quarter. First quarter 2003 revenue before fuel surcharges increased approximately 9.8% compared to the 13.6% increase reported above, which includes fuel surcharges.

     Beginning this quarter, we are supplying on our Web site (www.ir.usfc.com) LTL operating statistics in a new format which, we believe, more accurately reflects shipment and pricing details. Specifically, PremierPlus shipments (long haul shipments that are handled by two USF regional companies) are now presented as a single shipment in the statistics, with the revenue and shipment being attributed to the originating trucking company. Additionally, these statistics are presented on an as-billed basis and not as presented in the financial statements. Differences between the operating statistics data and reported revenue in the financial statements result from, among other items, revenue recognition between accounting periods, adjustments for volume discounts that are not attributable to specific invoices and other adjustments to invoices that occur during later periods.

     In prior quarters, the operating statistics presented PremierPlus shipments in each of our LTL companies that handled the shipment and attributed each company its portion of the revenue. While this prior treatment was consistent throughout all reporting periods and also consistent with statistics as filed with the U.S. Department of Transportation on its quarterly Form QFR, the total shipment count for our overall LTL trucking group was greater than the actual shipments handled. This revised presentation eliminates this double counting of PremierPlus shipments.

     LTL shipments increased 6.9% over last year's first quarter and LTL tonnage increased 7.7%. Billed LTL revenue per shipment increased 7.5% from $118.95 to $127.84, including fuel surcharges. Billed LTL revenue per hundredweight also increased by 6.7%, from $10.57 to $11.27. Average weight per LTL shipment was 1,134 pounds in the current quarter compared to 1,126 pounds in the 2002 first quarter. Per working day LTL shipments and LTL tons were essentially flat compared to last year. Overall average length of haul increased 5.4% in the current quarter to 488 miles compared to 463 miles in last year's first quarter.

     Operating earnings for the regional trucking subsidiaries, in the current year's quarter, were $16.8 million compared to $16.9 million for the same period of 2002. The consolidated operating ratio - direct operating costs as a percentage of revenue("OR") for the LTL group increased to 96.6 from 96.1 in the first quarter of 2002. Earnings were affected by a very difficult economic environment and severe adverse winter weather (mainly in the USF Red Star and USF Dugan service areas) that reduced earnings by approximately three cents per share. Nevertheless,USF Reddaway reported improved first quarter results, growing revenue by 15.6% and improving its OR in the current quarter to 92.1 compared to last year's 94.0 as it improved operating efficiencies and reduced labor costs as a percentage of revenue. USF Holland increased revenue by 15.3% (11.4% before fuel surcharge revenue) and operating profits by 15.2%, it also reported an OR of 93.9, the same as last year's. USF Holland's operating ratio was maintained as increased fuel costs as a percentage of revenue were offset by lower labor costs. USF Bestway's revenue increased by 15.4%, but its OR increased to 96.6 in the quarter compared to 95.9 last year, primarily from higher purchased transportation expenses. USF Dugan's revenue grew 18.4% (13.9% before fuel surcharge revenue) and it reported an OR of 100.8 compared to 98.7 in 2002 as fuel, labor and purchased transportation expenses increased due in part to severe winter weather. USF Red Star's results were adversely impacted by severe winter weather in the current quarter and also the phase out of low yield business from one of its largest customers (see further USF Red Star discussion below). As a result, USF Red Star reported a first quarter OR of 108.8 compared to 104.0 last year on virtually the same revenue.

     USF Red Star has begun efforts to return to profitability. Included in these efforts is the gradual elimination during the first quarter 2003 of approximately $30 million of low yield revenue and associated costs from its largest customer. However, the costs, mainly vehicles and employees, to service this business lag revenue decreases.

     Replacement revenue was obtained when USF Red Star acquired, in mid-April, certain assets and the business of Plymouth Rock Transportation Corporation; a Massachusetts based LTL carrier that provided overnight freight service to 11 Northeastern states. Plymouth Rock reported approximately $37 million of annual revenue in Fiscal 2002. USF Red Star expects to retain a majority of this revenue and that it will be profitable. This acquisition had no effect on USF Red Star's first quarter results.

                                 TRUCKLOAD

     USF Glen Moore recorded a 25.4% revenue increase (19.4% before fuel surcharge revenue) to $31.7 million in the current quarter compared to $25.3 million in the 2002 first quarter. USF Glen Moore's operating earnings were $0.5 million and it had an OR of 98.3, compared to $0.9 million profit and an OR of
96.5 in last year's first quarter. This year's OR was negatively impacted by approximately 2.0 operating points from rising fuel costs. The TL industry, generally, has more difficulty in recouping fuel price increases than the LTL industry. At the beginning of the 2003 first quarter, USF Glen Moore increased the estimate for depreciable lives for a portion of its tractor fleet to match service life experience. Tractor lives were extended from five to seven years and as a result, USF Glen Moore recorded a current quarter decrease in depreciation expense of approximately $0.6 million. In late February 2003, USF Glen Moore acquired System 81, a small truckload company based in Tennessee, which contributed approximately $1.3 million in revenue in the 2003 first quarter (see Acquisition Footnote 7).

                              LOGISTICS

     Revenue for the Logistics group was $75.7 million, a 13.8% increase compared to last year's first quarter of $66.5 million. Its ocean forwarding division that was acquired late in 2002 (see Footnote 10 -Discontinued Freight Forwarding Segment) generated $7.1 million of the revenue increase and was profitable. The group recorded an operating profit of $0.6 million compared to $2.3 million last year. Included in this year's first quarter results was a $2.0 million charge relating to the bankruptcy of one of its customers - Fleming Companies, Inc. Profits in the cross-dock division, that are heavily influenced by its retail customer base, were lower in the 2003 first quarter compared to last year's first quarter as a result of a sluggish economy. USF Processors contributed $9.1 million in revenue in the current quarter compared to $9.6 million last year and reported a small profit in the current quarter which was a significant improvement over a loss reported last year as it finalized claims from one of its largest customers.

                    FREIGHT FORWARDING - ASIA EXIT COSTS

     Freight Forwarding - Asia exit costs are the $12.8 million charge taken in the 2002 first quarter to relinquish our interest in USF Asia; our former non-core Asian joint venture. (see also Footnote 10 - Discontinued Operations).

                           CORPORATE AND OTHER

     Corporate and Other expenses decreased by $0.8 million to $5.2 million in the 2003 first quarter compared to $6.0 million in the 2002 first quarter. Net expenses in our information technology group ("IT") were lower than last year, as several major software development projects that were begun in 2002 and were in the non-capitalizable initial phases last year (under accounting rule SOP 98-1), are now moving into phases where these development costs may be capitalized.

     In addition, expenses related to large insurance claims that are reserved at the corporate level were lower in the current quarter compared to last year's first quarter due to improved claims' experience.

     Amortization of non-goodwill intangible assets amounted to $0.2 million in the current quarter compared to $0.3 million in last year's first quarter.


                        Discontinued Operations

     On October 30, 2002, we sold our non-core freight forwarding businesses, USF Worldwide, Inc. and USF Worldwide Logistics (UK). Results of operations in the 2002 first quarter are reported under discontinued operations in our statements of operations and cash flows (See Footnote 10 - Discontinued Operations).

                              Income Taxes

     Income tax expense is calculated on income from continuing operations before income taxes and cumulative effects of accounting changes and before the $12.8 million Asia exit costs (in the 2002 first quarter as there were no tax benefits associated with this charge). There were also no tax benefits associated with the $70 million cumulative effect of change in accounting for goodwill in the 2002 first quarter. State income tax refunds, in the 2002 first quarter, lowered the effective tax rate.

     The following table provides an analysis of the effective tax rates for the first quarters of 2003 and 2002:
                                                  First Qtr.      First Qtr.
                                                     2003            2002
                                                   _______           ______

Reported income/ (loss) from continuing operations  7,316            (3,722)
    before income taxes, and cumulative effects of
   accounting changes
Add back Asia exit costs                                -            12,760
                                                    _____            ______
Income subject to income taxes                      7,316             9,038
Income tax expense                                 (3,076)          (3,079)
Effective tax rate - reported                        42.0%            34.1%

Subtract from income taxes:
    Net state tax refunds received                      -               636
                                                    _____             _____
Adjusted income tax expense                        (3,076)           (3,715)

Effective tax rate - adjusted                        42.0%             41.1%

                              OTHER MATTERS

     A five-year National Master Freight Agreement ("NMFA") was negotiated and ratified by the International Brotherhood of Teamsters replacing the agreement that expired March 31, 2003. This agreement affects USF Holland and USF Red Star primarily.

     Mr. Samuel K. Skinner, our Chairman, President and Chief Executive Officer, announced on April 1, 2003 his intended retirement from USF. The search for a new Chief Executive Officer is underway and a selection is expected this summer. In order to ensure a smooth succession to Mr. Skinner, a transition committee has been formed consisting of Mr. Skinner; Neil Springer, our lead director; Chris Ellis, our Chief Financial Officer; Gerrard Klaisle, our Senior Vice President, Human Resources; Pete Neydon, President of our Eastern Carrier Group and Jared McArthur, President of our Western Carrier Group.

                 LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities contributed $34.8 million during the first quarter of 2003 compared to $1 million during the same period last year. Our net loss of $77.7 million in the 2002 first quarter included a non-cash charge for a write-off of goodwill of $70 million in our discontinued operations and a $12.8 million charge (including a $10 million cash payment) to relinquish our interest in our non-core Asian joint venture. Non-cash expenses in net income included depreciation of property and equipment and amortization of non-goodwill intangibles along with the aforementioned non-cash goodwill write-off of $70 million.


     Other items affecting cash from operating activities included in the increase /(decrease) in accounts receivable and other for the 2003 first quarter amounting to $5.8 million, including an increase of $3.6 million in accounts receivable, an increase of $4.6 million in deferred tax assets and an increase in other current assets of $8.4 million. These were offset by increases in accounts payable and other liabilities amounting to $22.8 million. Last year's net increase in accounts receivable and other amounting to $ (15.7) million, were due mainly to increases in accounts receivables of $6.2 million and $ 7.4 million of increases in deferred tax assets.

     Capital expenditures for the 2003 first quarter amounted to approximately $37 million including additions of $12 million for revenue equipment, $12 million for terminal facilities, $10 million for information technology and $3 million for other capital items. Last year for the same period, capital expenditures amounted to approximately $26 million, including additions of $10 million for revenue equipment, $8 million for terminal facilities, $2 million for IT equipment and $6 million for other capital items.

     USF Glen Moore acquired System 81, a Tennessee based truckload carrier, in February 2003 for $1.9 million in cash and assumed debt of $2.8 million.

     Total borrowings decreased by $0.7 million during the first quarter of 2003 and we had approximately $42.9 million invested in overnight money market deposits. Our net debt to capital ratio (decreasing debt by cash) was 25.0% at April 5, 2003 compared to 24.3% at December 31, 2002.

     Our debt includes $150 million of unsecured guaranteed notes that were floated in late April, 2000 and are due on April 15, 2010 and $100 million of unsecured guaranteed notes due May 1, 2009.

     Our guaranteed notes are fully and unconditionally guaranteed, on a joint and several basis, on an unsecured senior basis, by substantially all of our direct and indirect domestic subsidiaries (the Subsidiary Guarantors ). All of the assets were owned by the Subsidiary Guarantors and substantially all of our operations were conducted by the Subsidiary Guarantors. Accordingly, the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors were substantially equivalent to the assets, liabilities, earnings and equity shown in our consolidated financial statements. Our subsidiaries, other than the Subsidiary Guarantors, are minor. There are no restrictions on our ability to obtain funds from our subsidiaries by dividend or loan. We, therefore, are not required to present separate financial statements of our Subsidiary Guarantors, and other disclosures relating to them.

     At April 5, 2003, we have a $200 million credit facility with a group of banks that will expire in October 2005. This facility is for working capital, general corporate funding needs, and up to $125 million for letters of credit we issue under our self-insurance program. As of April 5, 2003 we had no borrowings drawn under the facility, but we had approximately $75 million in issued letters of credit.

     The facility bears interest at LIBOR plus a margin depending on our debt rating. In addition, there are other fees associated with the facility and certain financial covenants including minimum net worth and maximum funded debt to adjusted cash flow.

     On July 24, 2000, we announced the authorized buyback of up to 1 million shares of our common stock in either public market or private transactions. This repurchase program is not yet completed. In February of 2003, we repurchased 14,000 common shares in the public market at $24 per share. There were no shares repurchased in the first quarter of 2002. From July 24, 2000 through April 05, 2003, we have repurchased 468,200 shares.

     A dividend of 9 1/3 cents per share equivalent to $2.5 million was paid on April 3, 2003 to shareholders of record on March 21, 2003. Our 2002 fourth quarter dividend of $2.5 million was paid on January 3, 2003.

                    RECENT ACCOUNTING PRONOUNCEMENTS

     On November 25, 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others
("Interpretation"), which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies, SFAS No. 57 Related Party Disclosures, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Interpretation also incorporates, without change, the provisions of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which it supersedes. The Interpretation does identify several situations where the recognition of a liability at inception for a guarantor's obligation is not required. The initial recognition and measurement provisions of Interpretation 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this Interpretation did not have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends Accounting Principals Board ("APB") Opinion No. 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. The amendments to Statement No. 123 in paragraphs 2(a) - 2(e) of this Statement are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to Statement No. 123 in paragraph 2(f) of this Statement and the amendment to Opinion No. 28 in paragraph 3 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As is allowed, the Company is adopting only the disclosure requirements under SFAS No. 148.


Item 3.           Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to the impact of interest rate changes. Our exposure to changes in interest rates is limited to borrowings under a line of credit agreement which has variable interest rates tied to the LIBOR rate. There have been no borrowings under this agreement in the 2003 first quarter nor during 2002. In addition, we have $150 million of unsecured notes with an 8 1/2% fixed annual interest rate and $100 million of unsecured notes with a 6 1/2% fixed annual interest rate at April 5, 2003. We have no hedging instruments. From time to time, we invest excess cash in overnight money market accounts. At April 5, 2003, we had invested approximately $43 million in overnight money market accounts that yielded approximately 1.1% per annum.

     At April 5, 2003, we have a $200 million credit facility with a group of banks that will expire in October 2005. This facility is for working capital, general corporate funding needs, and up to $125 million for letters of credit we issue under our self-insurance program. As of April 5, 2003 we had no borrowings drawn under the facility, but we had approximately $75 million in issued letters of credit.

     The facility bears interest at LIBOR plus a margin depending on our debt rating. In addition, there are other fees associated with the facility and certain financial covenants including minimum net worth and maximum funded debt to adjusted cash flow.

Item 4.   Controls and Procedures

     In order to ensure information for disclosure in our filings of periodic reports with the Securities and Exchange Commission is identified, recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, Samuel K. Skinner, and our Chief Financial Officer, Christopher L. Ellis, have reviewed and evaluated our disclosure controls and procedures as of May 12, 2003 and have concluded that our disclosure controls and procedures were adequate as of that date.

     There have been no significant changes in our internal controls, which we define to include our control environment, control procedures, and accounting systems, or in other factors that could significantly affect our internal controls, since May 12, 2003.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

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

     Our USF Dugan subsidiary is currently the subject of a criminal investigation by the City of Houston and an administrative investigation by the Texas Commission on Environmental Quality arising from inadvertent diesel releases from USF Dugan's Northfield facility located in Houston, Texas. USF Dugan has taken measures to respond to the environmental effects of these releases and to curtail further releases. USF Dugan has also brought suit against the environmental consultant who reviewed the Northfield facility prior to USF Dugan's acquisition of the property in 1998. We believe the ultimate liability, if any, resulting from such litigation, individually or in total, would not materially adversely affect our financial condition or results of operations.

     Also, we are involved in other litigation arising in the ordinary course of business, primarily involving claims for bodily injury, property damage, and workers' compensation. We believe the ultimate recovery or liability, if any, resulting from such litigation, individually or in total, would not materially adversely affect our financial condition or results of operations.

Item 2.      Changes in Securities and Use of Proceeds.

       N/A

Item 3.      Defaults Upon Senior Securities.

       N/A

Item 4.     Submission of Matters to a Vote of Security Holders.

       N/A

Item 5.     Other Information.

       N/A

Item 6.     Exhibits and Reports on Form 8-K.

         (a) Exhibits

         18.     Letter re: Change in Accounting Principle

         99.1 Statement of Chief Executive Officer Pursuant to Section 1350(a) of Title 18, United States Code (furnished not filed with this Quarterly Report on Form 10-Q)


         99.2 Statement of Chief Financial Officer Pursuant to Section 1350(a) of Title 18, United States Code (furnished not filed with this Quarterly Report on Form 10-Q)


         (b) Current Reports on Form 8-K were filed:

              1.  A  Current  Report  on Form  8-K was  filed  on  April 1,
                 2003 announcing that USF Corporation's Chairman, President and Chief Executive Officer, Samuel K. Skinner intended to retire.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated the 12th day of May, 2003.

USF CORPORATION

By:   /s/ Christopher L. Ellis
      ________________________
          Christopher L. Ellis
          Senior Vice President, Finance and Chief Financial Officer

By:   /s/ Robert S. Owen
      _________________
          Robert S. Owen
          Controller and Principal Accounting Officer

CERTIFICATIONS

I, Samuel K. Skinner, certify that:

     1. I have  reviewed  this quarterly report on Form 10-Q of USF Corporation;

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

Date:  May 12, 2003


                                        /s/ Samuel K. Skinner
                                        _____________________
                                           Samuel K. Skinner
                                           President and Chief Executive
                                           Officer

CERTIFICATIONS

I, Christopher L. Ellis, certify that:

     1. I have  reviewed  this quarterly report on Form 10-Q of USF Corporation;

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

Date:   May 12, 2003


                                      /s/ Christopher L. Ellis
                                      ________________________
                                          Christopher L. Ellis
                                          Senior Vice President, Finance, and
                                          Chief Financial Officer

                                    EXHIBIT 18.


                    LETTER RE: CHANGE IN ACCOUNTING PRINICPLE


May 9, 2003



USF Corporation
8550 West Bryn Mawr Avenue
Chicago, Illinois 60631

Dear Sirs/Madams:

At your request, we have read the description included in your Quarterly Report on Form 10-Q to the Securities and Exchange Commission for the quarter ended April 5, 2003, of the facts relating to the Company's change from its method of accounting in which revenue is recognized when freight is accepted from the customer with accrual of the estimated direct costs to complete the delivery to the method of accounting in which revenue is recognized based upon the relative transit time in each reporting period with expenses recognized as incurred. We believe, on the basis of the facts so set forth and other information furnished to us by appropriate officials of the Company, that the accounting change described in your Form 10-Q is to an alternative accounting principle that is preferable under the circumstances.

We have not audited any consolidated financial statements of USF Corporation and its subsidiaries as of any date or for any period subsequent to December 31, 2002. Therefore, we are unable to express, and we do not express, an opinion on the facts set forth in the above-mentioned Form 10-Q, on the related information furnished to us by officials of the Company, or on the financial position, results of operations, or cash flows of USF Corporation and its subsidiaries as of any date or for any period subsequent to December 31, 2002.

Sincerely,

/s/ Deloitte & Touche LLP
    _____________________
    Deloitte & Touche LLP

Chicago, Illinois

                                    EXHIBIT 99.1

                     CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                        PURSUANT TO 18 U.S.C. SECTION 1350(a)

In connection with the accompanying Quarterly Report on Form 10-Q of USF Corporation for the quarter ended April 5, 2003, I, Samuel K. Skinner, President and Chief Executive Officer of USF Corporation, hereby certify pursuant to 18 U.S.C. Section 1350(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Quarterly Report on Form 10-Q for the quarter ended April 5, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Quarterly Report on Form 10-Q for the quarter ended April 5, 2003, fairly presents, in all material respects, the financial condition and results of operations of USF Corporation.

A signed original of this written statement required by Section 906 has been provided to USF Corporation and will be retained by USF Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

               /s/ Samuel K. Skinner
                   ________________
                   Samuel K. Skinner
                   President and Chief Executive Officer

Date:  May  12, 2003


                             EXHIBIT 99.2

              CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                  PURSUANT TO 18 U.S.C. SECTION 1350(a)

In connection with the accompanying Quarterly Report on Form 10-Q of USF Corporation for the quarter ended April 5, 2003, I, Christopher L. Ellis, Senior Vice President, Finance and Chief Financial Officer of USF Corporation, hereby certify pursuant to 18 U.S.C. Section 1350(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Quarterly Report on Form 10-Q for the quarter ended April 5, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Quarterly Report on Form 10-Q for the quarter ended April 5, 2003, fairly presents, in all material respects, the financial condition and results of operations of USF Corporation.

A signed original of this written statement required by Section 906 has been provided to USF Corporation and will be retained by USF Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

            /s/ Christopher L. Ellis
                ____________________
                Christopher L. Ellis
                Senior Vice President, Finance and Chief Financial Officer

Date:  May 12, 2003