Form 10-Q
period 2003-07-05
USF CORP
filed 2003-08-06
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                    Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 5, 2003, OR

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

As of August 6, 2003, 27,248,984 shares of common stock were outstanding.

                             PART I: FINANCIAL INFORMATION



Item 1.                           Financial Statements.

                                     USF Corporation
                             Condensed Consolidated Balance Sheets
                              Unaudited (Dollars in Thousands)
                                                            As of
                                            ________________________________
                                                     July 5,      December 31,
                                                       2003              2002
-------------------------------------------------------------------------------

Assets
Current assets:
     Cash                                       $     57,451        $    54,158
     Accounts receivable, net                        278,588            269,583
     Operating supplies and prepaid expenses          36,280             33,180
     Deferred income taxes                            48,726             53,086
                                                ------------       ------------
          Total current assets                       421,045            410,007
                                                ------------       ------------

Property and equipment, net                          777,444            760,153
Goodwill                                             100,762            100,504
Other assets                                          29,054             24,607
                                                ------------       ------------
Total assets                                    $  1,328,305       $  1,295,271
                                                ------------       ------------

Liabilities and Stockholders' Equity
Current liabilities:
     Current debt                               $         61       $        367
     Accounts payable                                 57,699             59,691
     Accrued salaries, wages and benefits             98,938             89,765
     Accrued claims and other                         97,915             90,245
                                                ------------        -----------
     Total current liabilities                       254,613            240,068
                                                ------------        -----------
Long-term liabilities:
     Notes payable and long-term debt                250,124            252,129
     Accrued claims and other                         89,603             84,079
     Deferred income taxes                           101,748             99,864
                                                ------------        -----------
            Total long-term liabilities              441,475            436,072
                                                ------------        -----------


Total stockholders' equity                           632,217            619,131
                                                  ----------        -----------
Total liabilities and stockholders' equity      $  1,328,305        $ 1,295,271
                                                 -----------        -----------
See accompanying Notes to Condensed Consolidated Financial Statements

                                  USF Corporation
                     Condensed Consolidated Statements of Operations Unaudited (Dollars in Thousands, Except Per-Share Amounts)

                                                        Three-Months Ended                  Six-Months Ended
                                                   _________________________         ______________________
                                                   July 5,            June 29,       July 5,       June 29,
                                                     2003                2002          2003           2002
------------------------------------------------------------------------------------------------------------

Operating revenue:
     LTL Trucking                             $   472,472        $    475,173   $   961,335   $    905,391
     TL Trucking                                   31,244              28,518        62,994         53,835
     Logistics                                     65,738              69,593       141,413        136,145
     Intercompany eliminations                     (2,369)             (2,097)       (4,955)        (4,019)
                                                  _______            ________       _______      _________
Total operating revenue                           567,085             571,187     1,160,787      1,091,352
Operating expenses:
     LTL Trucking                                 447,172             446,660       919,223        860,013
     TL Trucking                                   30,282              26,989        61,509         51,417
     Logistics                                     63,953              67,517       139,075        131,779
     Freight Forwarding-
         Asia exit costs                                -                   -             -         12,760
     Corporate and other                            8,682               7,100        13,918         13,133
     Intercompany eliminations                     (2,369)             (2,097)       (4,955)        (4,019)
                                                 ________           _________     _________     __________
Total operating expenses                          547,720             546,169     1,128,770      1,065,083
Income from operations                             19,365              25,018        32,017         26,269
                                                 ________           _________     _________     __________
Non-operating income (expense)
     Interest expense                              (5,191)             (5,119)      (10,483)       (10,230)
     Interest income                                  207               1,051           418          1,398
     Other, net                                      (171)               (172)         (426)          (381)
                                                 ________            ________     _________     __________
Total non-operating expense                        (5,155)             (4,240)      (10,491)        (9,213)
                                                 ________            ________     _________     __________
Income/(loss)from continuing operations
     before income taxes, and cumulative
     effects of accounting changes                 14,210              20,778        21,526         17,056
Income tax expense                                 (6,096)             (7,797)       (9,172)       (10,876)
                                                  _______             _______     _________     __________
Income from continuing operations before
     cumulative effects of accounting changes       8,114              12,981        12,354          6,180
Discontinued operations:
     Loss from operations, net of tax
      benefits of $29, $3,961, $34 and
          $4,445 respectively                         (38)             (7,041)          (45)        (7,903)
                                                  _______             _______      ________     __________
Income before cumulative effect of                  8,076               5,940        12,309         (1,723)
     accounting changes
Cumulative effect of change in accounting
     for revenue recognition, net of tax
     benefits of $1,064                                 -                   -        (1,467)             -
Cumulative effect of change in
  accounting for goodwill                               -                   -             -        (70,022)
                                                   ______             _______     _________     __________
Net income/(loss)                           $       8,076          $    5,940    $   10,842    $   (71,745)
                                                   ======             =======     =========     ==========
Income per share from continuing operations:
                           Basic            $        0.30          $     0.48    $     0.46    $      0.23
                           Diluted                   0.30                0.47          0.45           0.23
Loss per share from discontinued operations:
                           Basic                     0.00               (0.26)         0.00          (0.29)
                           Diluted                   0.00               (0.26)         0.00          (0.29)
Loss per share - cumulative effects of
     changes in accounting:
                           Basic                     0.00                0.00         (0.05)         (2.61)
                           Diluted                   0.00                0.00         (0.05)         (2.56)

Income/(loss) per share:   Basic                     0.30                0.22          0.40          (2.67)
                           Diluted                   0.30                0.22          0.40          (2.62)


Average shares outstanding:Basic               27,105,724          26,892,426    27,054,311     26,845,749
                           Diluted             27,235,970          27,469,968    27,167,674     27,385,140

See accompanying Notes to Condensed Consolidated Financial Statements.

                                     USF Corporation
                     Condensed Consolidated Statements of Cash Flows
                              Unaudited (Dollars in Thousands)


                                                           Six-Months Ended
                                                     ___________________________
                                                         July 5,       June 29,
                                                           2003           2002
--------------------------------------------------------------------------------
Cash flows from operating activities:
Net income/(loss)                                    $   10,842     $  (71,745)
Net loss from discontinued operations                        45          7,903
                                                        --------       --------
Income/(loss) from continuing operations after
   cumulative effects of accounting changes              10,887        (63,842)

Adjustments to reconcile net income/ (loss) from
    continuing operations after accounting change to
    net cash provided by operating activities:
      Depreciation of property and equipment             51,139         48,671
      Cumulative effects of accounting changes            1,467         70,022
      Amortization of intangible assets                     895            625
      Deferred taxes                                      6,244        (10,870)
      Gains on sale of property and equipment            (1,785)        (1,493)
      Increase/ (decrease) in other items affecting
        cash from operating activities                    8,798        (14,487)
                                                       --------       --------
Net cash provided by operating activities                77,645         28,626
                                                       --------       --------
Cash flows from investing activities:
  Acquisitions                                           (4,883)             -
  Capital expenditures                                  (69,409)       (53,408)
  Proceeds from sale of property and equipment            5,912          4,305
  Disposition of USF Asia                                     -         (6,000)
                                                       --------       --------
Net cash used in investing activities                   (68,380)       (55,103)
                                                       --------       --------
Cash flows from financing activities:
  Dividends paid                                         (7,581)        (4,986)
  Employee and director stock transactions                7,050          6,241
  Repurchase of common stock                               (336)             -
  Payments on long-term bank debt                        (1,909)          (194)
  Net change in short-term bank debt                     (3,196)          (384)
                                                       --------       --------
Net cash (used in)/ provided by financing activities     (5,972)           677
                                                       --------       --------
Net cash provided by discontinued operations                  -          7,287
                                                       --------       --------
Net increase/(decrease) in cash                           3,293        (18,513)
                                                       --------       --------
Cash at beginning of period                              54,158         72,105
                                                       --------       --------
Cash at end of period                                $   57,451     $   53,592
                                                       --------       --------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
         Interest                                    $    9,875     $    9,675
         Income taxes                                     3,534          9,841

Non-cash transactions: debt assumed in connection
     with acquisition                                     2,794              -


See accompanying Notes to Condensed Consolidated Financial Statements.

                              USF Corporation
     Condensed Consolidated Statements of Changes in  Stockholders' Equity
                       Unaudited (Dollars in Thousands)

                                                              Six-Months Ended
                                                        _______________________
                                                         July 5,        June 29,
                                                           2003            2002

Balance as of December 31, 2002, and 2001,
     respectively                                    $  619,131      $  687,652
Net income/(loss)                                        10,842         (71,745)
Foreign currency translation adjustments                      -              13
                                                       --------         -------
   Comprehensive income/(loss)                           10,842         (71,732)

Employee and director stock transactions                  7,642           6,241
Repurchase of common stock                                 (336)              -
Dividends declared                                       (5,061)         (5,018)

                                                        -------        --------
Balance as of July 5, 2003 and
June 29, 2002, respectively                          $  632,217      $  617,143
                                                        =======         =======
See accompanying Notes to Condensed Consolidated Financial Statements.

               Notes to Condensed Consolidated Financial Statements

             (Dollars in Thousands, Except Share and Per Share Amounts,
                         unless otherwise indicated)
                             (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

     These interim financial statements of USF Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

     In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our consolidated financial position as of July 5, 2003, the consolidated results of our operations for both the three-month and six-month periods ended July 5, 2003 and June 29, 2002, and our consolidated cash flows for the six-month periods ended July 5, 2003 and June 29, 2002. Operating results for the six-month period ended July 5, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Revenue Recognition

     Effective January 1, 2003, we changed our method of accounting for revenue and expense recognition for our less-than-truckload ("LTL") and truckload ("TL") segments. In 2002, revenue for LTL and TL operations was recognized when freight was picked up from the customer and direct transportation expenses were accrued. Under the new accounting method, we allocate revenue between reporting periods for LTL and TL based on relative transit times with expenses recognized as incurred.

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

     The following table presents information necessary to calculate basic and diluted earnings per share:

                            Three-Months Ended             Six-Months Ended
                           ____________________________________________________
                                 July 5,     June 29,      July 5,     June 29,
                                   2003         2002         2003         2002
                           ____________________________________________________

Weighted-average shares
   Outstanding - basic       27,105,724   26,892,426   27,054,311   26,845,749
Common stock equivalents        130,246      577,542      113,363      539,391
                             __________   __________   __________   __________
Weighted-average shares
   Equivalent - diluted      27,235,970   26,469,968   27,167,674   27,385,140
                             ==========   ==========   ==========   ==========
Anti-dilutive unexercised
   options excluded
   from calculations          1,451,300      463,500    1,451,300      463,500

3. Debt

     Our debt includes $100,000 of unsecured guaranteed notes due May 1, 2009 and $150,000 of unsecured guaranteed notes due April 15, 2010.

     Our guaranteed notes are fully and unconditionally guaranteed, on a joint and several basis, and on an unsecured senior basis, by substantially all of our direct and indirect domestic subsidiaries (the Subsidiary Guarantors ). All of the assets were owned by the Subsidiary Guarantors and substantially all of our operations were conducted by the Subsidiary Guarantors. Accordingly, the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors were substantially equivalent to the assets, liabilities, earnings and equity shown in our consolidated financial statements. Our subsidiaries, other than the Subsidiary Guarantors, are minor. There are no restrictions on our ability to obtain funds from our subsidiaries by dividend or loan. We, therefore, are not required to present separate financial statements of our Subsidiary Guarantors, and other disclosures relating to them.

     We have a $200,000 credit facility with a group of banks that will expire in October 2005. This facility is for working capital, general corporate funding needs, and up to $125,000 for letters of credit under our self-insurance program. As of July 5, 2003 we had no borrowings drawn under the facility, but we had approximately $88,000 in issued letters of credit.

4. Stock repurchases

     On July 24, 2000, we announced the authorized buyback of up to 1,000,000 shares of our common stock in either the public market or private transactions. This buyback program is not yet completed. In February of 2003, we repurchased 14,000 common shares in the public market. The purchase price was $24 per share. From July 24, 2000 through July 5, 2003, we repurchased 468,200 shares.

5. Goodwill and other intangible assets

     Under Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets", which became effective January 1, 2002, goodwill and other intangible assets with indefinite lives are no longer amortized but are subject to impairment tests annually. Upon adoption of this new standard on January 1, 2002, we recorded an impairment charge of $70,022 at USF Worldwide, our discontinued freight forwarding segment. The charge was shown as a cumulative effect of change in accounting for goodwill in the 2002 first quarter. Goodwill and other intangible assets consist of the following:

                                           As of                As of
                                       July 5, 2003        December 31, 2002
                                 ______________________  ______________________
                                           Gross                   Gross
                      Average    Carrying  Accumulated   Carrying  Accumulated
                    Life (Yrs)    Amount   Amortization  Amount    Amortization
                    __________   ________  ____________  ________  ____________
Amortized
  intangible
    assets:
     Customer lists      5       $  9,343    $ (5,951)   $  6,073    $  (5,078)
     Non-competes        5          5,347      (5,178)      5,156       (5,156)
                                 ________  ____________  ________  ____________
Total                            $ 14,690    $(11,129)   $ 11,229    $ (10,234)
                                 ========  ============  ========  ============

Aggregate amortization expenses through July 5, 2003 and June 29, 2002 for the three-month period was $636 and $313, respectively and for the six-month period $895 and $625, respectively. Estimated amortization expense for 2003 is expected to be approximately $2,100.

The changes in carrying amounts of goodwill for the six-month period ended July 5, 2003 were as follows:
                                  LTL       TL     Logistics  Corporate
                                                              And other
                                Segment   Segment   Segment   Segment    Total
                                _______   _______   _______   _______   _______
Balance as of January 1, 2003  $ 57,273  $ 10,574  $ 32,657   $     -  $100,504
Additions                             -       260         -         -       260
                                _______   _______   _______   _______   _______
Balance as of July 5, 2003     $ 57,273  $ 10,834  $ 32,657   $     -  $100,764
                                =======   =======   =======   =======   =======

See Footnote 7 - Acquisitions, for further information relating to goodwill additions during the first half of 2003.

6. Recent Accounting Pronouncements

     On November 25, 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees", Including Indirect Guarantees of Indebtedness to Others ("Interpretation"), which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of Statement of Financial Accounting Standard ("SFAS") No. 5, Accounting for Contingencies, SFAS No. 57 Related Party Disclosures, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Interpretation also incorporates, without change, the provisions of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which it supersedes. The Interpretation does identify several situations where the recognition of a liability at inception for a guarantor's obligation is not required. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this Interpretation did not have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No.123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends Accounting Principals Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123 in paragraphs 2(a) - 2(e) of this Statement are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 in paragraph 2(f) of this Statement and the amendment to Opinion No. 28 in paragraph 3 of this statement were effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As is allowed, we are adopting the disclosure requirements under SFAS No. 148.

      In May 2003, the FASB issued SFAS No. 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement provides guidance as to the appropriate classification of certain financial statement instruments that have characteristics of both liabilities and equity. This statement is effective at the beginning of the first interim period after June 15, 2003. Adoption of this Statement is not expected to have a material impact on our financial position or results of operations.

7. Acquisitions

     In February 2003, USF Glen Moore acquired the stock of System 81 Express, Inc. a truckload carrier based in Tennessee for approximately $4,700 in cash and assumed debt. After conducting a preliminary purchase price allocation, we estimate that resultant goodwill will be approximately $260. Contingent payments, to the former owners of System 81 Express, of approximately $320 based upon driver and revenue retention goals are estimated to be paid during the 2003 third quarter. System 81 Express owned or operated approximately 140 tractors and 260 trailers and reported revenue in 2002 of approximately
$16,000. The acquisition contributed approximately $3,800 in revenue to USF Glen Moore's total revenue during the first half of 2003.

     On April 14, 2003, USF Red Star acquired, for $3,000 in cash the business of Plymouth Rock Transportation Corporation, a Massachusetts based LTL carrier that provided overnight freight service to 11 Northeastern states. Contingent purchase price payments may be made to the former owners of Plymouth Rock Transportation Corporation if certain retained revenue goals are achieved. The earliest contingent purchase price payment would be made in the 2004 third quarter. The acquisition contributed approximately $5,000 in revenue to USF Red Star's total revenue during the second quarter of 2003.

8.  Segment Reporting             Three-Months Ended         Six-Months Ended
  (Dollars in Thousands)      ______________________    _______________________
                                 July 5,    June 29,       July 5,     June 29,
                                   2003        2002          2003         2002
---------------------------------------------------------- --------------------
Revenue
   LTL Group:
     USF Holland               $ 243,775   $ 245,125    $  502,350   $  469,400
     USF Reddaway                 73,826      68,878       145,175      130,583
     USF Red Star                 57,900      69,641       118,197      129,731
     USF Dugan                    58,354      53,605       117,569      103,595
     USF Bestway                  38,617      37,924        78,044       72,082
--------------------------------------------------------------------------------
         Subtotal LTL Group      472,472     475,173       961,335      905,391
   Truckload - USF Glen Moore     31,244      28,518        62,994       53,835
   Logistics                      65,738      69,593       141,413      136,145
   Intercompany eliminations      (2,369)     (2,097)       (4,955)      (4,019)
   Corporate and other                 -           -             -            -
--------------------------------------------------------------------------------
Total revenue from
  continuing operations        $ 567,085   $ 571,187    $1,160,787   $1,091,352

Income/(loss) from operations
   LTL Group:
     USF Holland               $  15,750   $  19,264    $   31,400   $   32,844
     USF Reddaway                  8,968       7,285        14,595       10,976
     USF Red Star                 (2,079)     (1,236)       (7,373)      (3,663)
     USF Dugan                       921         845           420        1,472
     USF Bestway                   1,740       2,355         3,070        3,749
--------------------------------------------------------------------------------
         Subtotal LTL Group       25,300      28,513        42,112       45,378
   Truckload - USF Glen Moore        962       1,529         1,485        2,418
   Logistics                       1,785       2,076         2,338        4,366
   Freight forwarding
     - Asia exit costs                 -           -             -      (12,760)
   Corporate and other            (8,046)     (6,787)      (13,023)     (12,508)
   Amortization of intangibles      (636)       (313)         (895)        (625)
---------------------------------------------------------------------- ---------
Income from operations         $  19,365   $  25,018    $   32,017   $   26,269
--------------------------------------------------------------------------------


9. Stock No. 123, "Accounting for Stock Based Compensation", establishes a fair value based method of accounting for stock options. We have elected to continue using the intrinsic value method prescribed under APB No. 25 as permitted by SFAS No. 123. If we had elected to recognize compensation cost based on the fair value of the options at grant date, as prescribed by SFAS No. 123, our net income and earnings per share would have been reduced to the proforma amounts indicated in the table below:


                                Three-Months Ended       Six-Months Ended
                                ___________________    ____________________
                                 July 5,   June 29,     July 5,    June 29,
                                   2003       2002        2003        2002
                                ________   ________    ________    ________

Net income / (loss),
     as reported                $  8,076   $  5,940    $ 10,842    $(71,745)
Deduct: Total stock-based
   employee compensation
   expense determined under
   fair value based method
   for all awards, net of
   related tax benefits           (1,285)    (1,303)     (2,403)     (2,578)
                                ________   ________    ________    ________
Pro forma net income/ (loss)    $  6,791   $  4,637    $  8,439    $(74,323)

Earnings/ (loss) per share:
         Basic - as reported    $   0.30   $   0.22    $   0.40    $  (2.67)

         Basic - proforma       $   0.25   $   0.17    $   0.31    $  (2.77)

         Diluted - as reported  $   0.30   $   0.22    $   0.40    $  (2.62)

         Diluted - proforma     $   0.25   $   0.17    $   0.31    $  (2.71)

10. Discontinued Freight Forwarding Segment (Presented in these Financial Statements as Discontinued Operations)

     On October 30, 2002, we sold our freight forwarding businesses, USF Worldwide, Inc. and USF Worldwide Logistics (UK) to GPS Logistics, Inc. and Seko Worldwide Acquisitions LLC (collectively "the Transferees"). As part of the agreement, the Transferees returned their interest in certain assets (now operating as our Domestic Ocean forwarding division within our Logistics segment) to us late in December 2002. The results of the freight forwarding business that was sold are presented in our financial statements as Discontinued Operations.

     As part of our divestiture of our freight forwarding businesses, there were $6,000 in loans made to Asia that were forgiven in January 2002.

11.  CEO Retirement

     On May 26, 2003 our Chairman, President and Chief Executive Officer retired. Under the terms of his retirement agreement of April 22, 2003, he is entitled to certain retirement benefits that resulted in a $1,200 after tax charge to income in the second quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          Results of Operations

     We ("USF Corporation") reported net income of $8.1 million for the second quarter ended July 5, 2003, compared to $5.9 million reported for the second quarter ended June 29, 2002. For the first half of 2003 and 2002, we reported net income of $10.8 million and a net loss of $71.7 million, respectively.

     The net income per share for the current year's quarter was equivalent to $0.30 diluted earnings per share compared to $0.22 for the 2002 quarter. Earnings in the current year's quarter from continuing operations were also $0.30 diluted earnings per share compared to $0.47 in the 2002 second quarter. Net income for the current year's quarter included an after tax charge of $1.2 million (equivalent to approximately $0.05 diluted earnings per share) relating to the retirement of our CEO. Net income in the 2002 quarter included an after tax loss from discontinued operations of our freight forwarding segment of $7.0 million (equivalent to a $0.26 loss per diluted share) in the 2002 quarter.

     The year to date net income for 2003 was $10.8 million, equivalent to $0.40 diluted earnings per share compared to a net loss of $71.7 million for 2002. On January 1, 2003, we changed our method of accounting for revenue recognition in our LTL and TL segments, resulting in an after tax cumulative effect of change in accounting charge of $1.5 million (equivalent to a loss of $0.05 per diluted share) - see Footnote 1. Included in the 2002 first half net loss were: a $12.8 million charge (equivalent to $0.47 diluted loss per share) to relinquish our interest in a non-core Asian joint venture; a cumulative effect of change in accounting (required under Statement of Financial Accounting Standard ("SFAS") No. 142 "Goodwill and Other Intangible Assets") for goodwill impairment that amounted to $70 million (equivalent to a $2.56 loss per diluted share); and an after tax loss from discontinued operations of $7.9 million (equivalent to a $0.29 diluted loss per share). Of the $95.1 million total pre-tax charges recorded, $80.6 million were non-cash.

     We reported revenue from continuing operations for the 2003 second quarter of $567.1 million, a 0.7% decrease compared to the $571.2 million reported for the 2002 second quarter. This year's quarter included 62.5 working days compared to 64.0 working days in the 2002 second quarter. On a daily basis, total operating revenue increased 1.7% over last year's quarter. Revenue for the first half of 2003 was $1.2 billion, a 6.4% increase compared to the $1.1 billion in revenue reported for the first half of 2002.

                         LESS-THAN-TRUCKLOAD

     Total revenue for the current quarter at the regional trucking subsidiaries decreased 0.6% to $472.5 million compared to $475.2 million in the 2002 second quarter. Revenue from our USF PremierPlus SM ("PremierPlus") product (revenue from shipments moving between our regional trucking subsidiaries) which accounted for 10.2% of total revenue in the regional trucking subsidiaries in the 2002 second quarter increased by 23% and accounted for 12.4% of total revenue in the current quarter. A General Rate Increase of 5.9% was implemented on June 2nd, approximately three weeks earlier than last year's increase.

     On a comparable working day basis, total revenue in the 2003 second quarter increased by 1.8% over the second quarter of 2002. Fuel surcharges, which are included in the reported revenue, increased by 75% percent to $15.2 million in the current quarter from $8.7 million in last year's second quarter. Second quarter 2003 revenue per working day before fuel surcharges increased approximately 0.4%.

     Both LTL shipments and tonnage decreased 6.2% from last year's second quarter. Billed LTL revenue per shipment increased 6.7% from $119.59 to $127.66, including fuel surcharges. Billed LTL revenue per hundredweight increased by 6.8%, from $10.58 to $11.30. Average weight per LTL shipment was 1,130 pounds in the current quarter unchanged from the 2002 second quarter. Per working day LTL shipments and LTL tons declined by 4.0% compared to last year. Overall average length of haul increased 5.6% in the current quarter to 492 miles compared to 466 miles in last year's second quarter.

     Operating income for the regional trucking subsidiaries in the current year's quarter was $25.3 million compared to $28.5 million for the same period of 2002. The consolidated operating ratio ("OR") for the LTL group increased to 94.6% from 94.0% from last year. USF Reddaway reported improved second quarter results, growing revenue by 7.2% (9.8% on a daily basis) and improving its OR in the current quarter to 87.9% compared to last year's 89.4%. During the quarter, USF Reddaway improved operating efficiencies as a percentage of revenue and recorded a gain on the sale of a terminal. USF Holland's revenue decreased by 0.6% (increased 1.8% on a daily basis) and operating income decreased by 18.2%. It also reported an OR of 93.5% compared to 92.1% in 2002. Contributing to the relatively flat revenue and increased OR was the continuing soft economy which has resulted in extreme pricing pressure and contractual labor increases. USF Bestway's revenue increased by 1.8% (4.3% on a daily basis), and its OR increased to 95.5% in the quarter compared to 93.8% last year, primarily from higher health care and workers' compensation expenses and increased pricing pressures in the intra California/Texas markets. USF Dugan's revenue grew 8.9% (11.5% on a daily basis) and it reported an OR of 98.4%, the same as in 2002 as labor, fuel and purchased transportation expenses increased as well as expenses incurred at its Oklahoma City terminal as a result of weather related damage.

     USF Red Star's revenue decreased 16.9% (14.9% on a daily basis) and its OR increased to 103.6% in the second quarter this year from 101.8% last year. The decrease in revenue was primarily attributable to the elimination of low yield revenue from its largest customer. To further reduce expenses, during the quarter USF Red Star continued making operational changes including the closure of terminal operations in North and South Carolina, and the consolidation of two terminals in the Boston area.


     Total revenue for the first half of 2003 at the regional trucking subsidiaries increased by 6.2% to $961.3 million compared to $905.4 million in the first half of 2002. Year to date LTL shipments and LTL tonnage were relatively the same compared to last year, and LTL revenue per shipment increased by 7.1% to $127.75 from $119.29 in the first half of 2002, and the weight per shipment increased by 0.4% to 1,132 pounds from 1,128 in the first half of 2002. Fuel surcharges, included in the reported revenue, increased by 188.4% to $35.8 million from $12.4 million in last year's first half as fuel prices increased.

     Operating earnings for the regional trucking companies in the first half of 2003 was $42.1 million, a decrease of 7.2% compared to operating earnings of $45.4 million in the first half of 2002 due mainly to the continued softness in the economy. The consolidated OR for the regional trucking companies for the first half of 2003 was 95.6% compared to 95.0% for the first half of 2002. USF Reddaway's OR improved during the first half of 2003 compared to 2002 as a result of improved cost controls in the 2003 first half. USF Red Star's OR increased in the first half of 2003 to 106.2% compared to 102.8% in the first half of 2002. However, USF Red Star's OR reported for the second quarter was significantly  improved  from the  OR of 108.8% in the first quarter of 2003  as it continues to make operational changes to reduce costs as well as restructure to its core business markets in the Northeast. Bestway's OR increased in the first half of 2003 to 96.1% compared to 94.8% in the first half of 2002. USF Holland reported an increase in its year to date OR to 93.7% in the first half of 2003 compared to a 93.0% in the first half of 2002, as a result of the continued soft economy and increased labor costs. USF Dugan reported an increase in OR in the first half of 2003 to 99.6% compared to 98.6% in the first half of 2002.

     Continuing from the first quarter, we are reporting on our Web site (www.ir.usfc.com) LTL operating statistics in a new format which, we believe, more accurately reflects shipment and pricing details. In prior years, the operating statistics included PremierPlus shipments in each of our LTL companies that handled the shipment and allocated to each company its portion of the revenue. While this prior treatment was consistent throughout all reporting periods, the total shipment count for our overall LTL trucking group was greater than the actual shipments handled. This revised presentation eliminates the double counting of PremierPlus shipments. Additionally, these statistics are presented on an as-billed basis and not as presented in the financial statements. Differences between the operating statistics data and reported revenue in the financial statements result from, among other items, revenue recognition between accounting periods, adjustments for volume discounts that are not attributable to specific invoices and other adjustments to invoices that occur during later periods.

                                 TRUCKLOAD

     USF Glen Moore recorded a 9.6% revenue increase (7.0% before fuel surcharge revenue) to $31.2 million in the current quarter compared to $28.5 million in the 2002 second quarter. Approximately 93% of the revenue increase was attributable to the System 81 acquisition. USF Glen Moore's operating earnings were $1.0 million with an OR of 96.9%, compared to $1.5 million profit and an OR of 94.6% in last year's second quarter. This year's OR was impacted by higher claims and to a lesser extent, higher empty miles.

     USF Glen Moore reported revenue in the first half of 2003 of $63.0 million, an increase of 17.2% compared to $53.8 million in the first half of 2002. Operating income for the first half of 2002 declined by 38.6% to $1.5 million from $2.4 million in the first half of 2002 and its OR increased to 97.6% in 2003 from 95.5% in 2002 due mainly to increases in fuel costs. In late February 2003, USF Glen Moore acquired System 81, a small truckload company based in Tennessee, which contributed approximately $3.8 million in revenue in the 2003 first half (see Acquisition Footnote 7). At the beginning of the 2003 first quarter USF Glen Moore increased the estimate for depreciable lives for a portion of its tractor fleet to match service life experience. Tractor lives were extended from five to seven years and as a result, USF Glen Moore recorded a first half decrease in depreciation expense of approximately $1.2 million.



                              LOGISTICS

     Revenue for the Logistics group was $65.7 million, a 5.5% decrease compared to last year's second quarter of $69.6 million. Revenue declined primarily due to decreased business with major customers including Fleming Companies who filed for bankruptcy in April. Partially offsetting this reduction was $6.2 million revenue contribution from the ocean forwarding division that was acquired late in 2002 (see Footnote 10 - Discontinued Freight Forwarding Segment) which was slightly profitable. The Logistics group recorded an operating profit of $1.8 million compared to $2.1 million last year. Profits in the cross-dock division, that are heavily influenced by its retail customer base, were lower in the 2003 second quarter compared to last year's second quarter as a result of a sluggish economy. USF Processors contributed $8.9 million in revenue in the current quarter compared to $10.9 million last year and reported a profit of $0.2 million in the current quarter compared to a small loss reported last year.

     Year to date revenue for the Logistics group in the first half of 2003 increased by 3.9% to $141.4 million compared to $136.1 million in the first half of 2002. USF Logistics increased revenue as new distribution centers and new contracts started up while USF Processors reported lower revenue of $18.0 million in the 2003 first half compared to $20.5 million in last year's first half. Operating earnings for the Logistics group decreased by 46.4% to $2.3 million in the first half of 2003 as USF Logistics reported lower profits from recently opened distribution centers, but USF Processors reported a small profit in the current year compared to a loss of $1.5 million in the first half of 2002. Included in this year's first half results was a $2.0 million charge relating to the bankruptcy of Fleming Companies.



                    FREIGHT FORWARDING - ASIA EXIT COSTS

     Freight Forwarding - Asia exit costs are the $12.8 million charge taken in the 2002 first half to relinquish our interest in USF Asia; our former non-core Asian joint venture. (see also Footnote 10 - Discontinued Freight Forwarding Segment).

                           CORPORATE AND OTHER

     Corporate and Other expenses increased by $1.6 million to $8.7 million in the 2003 second quarter compared to $7.1 million in the 2002 second quarter. Expenses for the current year's quarter included an after tax charge of $1.2 million (equivalent to approximately four cents diluted earnings per share) relating to the retirement of our CEO. Net expenses in our information technology group ("IT") were lower than last year by $0.3 million, as several major software development projects that were begun in 2002 and were in the non-capitalizable initial phases last year (AICPA SOP 98-1), are now moving into phases where these development costs are being capitalized.

     Corporate and other expenses for the first half of 2003 amounted to $13.9 million compared to $13.1 million in the first half of 2002. Corporate expenses increased to $13.0 million in the first half of 2003 compared to $12.5 million in the first half of 2002. Our IT group reduced its non - capital expenses by $1.0 million in the first half of 2003 compared to the same period in 2002 as several major software development projects that were begun in 2002 are now being capitalized

     Amortization of non-goodwill intangible assets amounted to $0.6 million in the current quarter compared to $0.3 million in last year's second quarter. Amortization for the first half of 2003 was $0.9 million compared to $0.6 million in the 2002 first half. Amortization expense increased in 2003 due to the intangible assets acquired by Glen Moore and Red Star in February and April of 2003 (see Footnote 7 - Acquisitions).


                        Discontinued Operations

     On October 30, 2002, we sold our non-core freight forwarding businesses, USF Worldwide, Inc. and USF Worldwide Logistics (UK). Results of operations in the 2002 first half are reported under discontinued operations in our statements of operations and cash flows (See Footnote 10 - Discontinued Freight Forwarding Segment).


                              Income Taxes

     Income tax expense is calculated on income from continuing operations before income taxes and cumulative effects of accounting changes and before the $12.8 million Asia exit costs (in the 2002 first half as there were no tax benefits associated with this charge). There were also no tax benefits associated with the $70 million cumulative effect of change in accounting for goodwill in the 2002 first half. State income tax refunds, in the 2002 first half, lowered the effective tax rate.

     The following table provides an analysis of the effective tax rates for the first halves of 2003 and 2002:
                                                  Six-Months      Six-Months
                                                 Ended July 5,   Ended June 29,
                                                      2003            2002
                                                    _______         _______

Reported income from continuing operations          $21,526        $ 17,056
   before income taxes, and cumulative effects of
   accounting changes
Add back Asia exit costs                                  -          12,760
                                                    _______         _______
Income subject to income taxes                      $21,526        $ 29,816
Income tax expense                                   (9,172)        (10,876)
Effective tax rate - reported                          42.6%           36.5%

Subtract from income taxes:
    Net state tax refunds received                        -             636
                                                    _______         _______
Adjusted income tax expense                         $(9,172)       $(11,512)

Effective tax rate - adjusted                          42.6%           38.6%

                              OTHER MATTERS

     A five-year National Master Freight Agreement ("NMFA") was negotiated and ratified by the International Brotherhood of Teamsters replacing the agreement that expired March 31, 2003. This agreement affects USF Holland and USF Red Star primarily.

     Mr. Samuel K. Skinner, our Chairman, President and Chief Executive Officer, retired on May 26, 2003. The search for a new Chief Executive Officer is ongoing and a selection is expected during the third quarter.



                  Liquidity and Capital Resources


     Cash flows from operating activities contributed $77.1 million during the first half of 2003 compared to $28.6 million during the same period last year. Our net loss of $71.7 million in the 2002 first half included a non-cash charge for a write-off of goodwill of $70 million in our discontinued operations and a $12.8 million charge (including a $10 million cash payment) to relinquish our interest in our non-core Asian joint venture. Non-cash expenses in net income included depreciation of property and equipment and amortization of non-goodwill intangibles along with the aforementioned non-cash goodwill write-off of $70 million. We plan to fund our ongoing operations through operating cash flows and existing credit facilities

     Other items affecting cash from operating activities included in the increase / (decrease) for the 2003 first half amounting to $14.4 million, included an increase of $7.1 million in accounts receivable, a decrease of $6.2 million in deferred tax assets and an increase in other current assets of $2.8 million. These were offset by increases in accounts payable and other liabilities amounting to $24.5 million. Last year's net increase in accounts receivable and other amounting to $(25.4) million, were due mainly to increases in accounts receivable of $26.2 million and $10.9 million of increases in deferred tax assets offset by increases in accounts payable and other liabilities.

     Capital expenditures for the first half of 2003 amounted to approximately $69.4 million including additions of $23.8 million for revenue equipment, $19.0 million for terminal facilities, $18.6 million for information technology and $8.0 for other capital items. Last year for the same period, capital expenditures amounted to approximately $53.4 million, including additions of $24.0 million for revenue equipment, $14.0 million for terminal facilities, $4.3 million for IT equipment and $11.1 million for other capital items.

     USF Glen Moore acquired System 81, a Tennessee based truckload carrier, in February 2003 for $1.9 million in cash and assumed debt of $2.8 million.

     On April 14, 2003, USF Red Star paid $3.0 million in cash for certain assets and the business of Plymouth Rock Transportation Corporation, a Massachusetts based LTL carrier that provided overnight freight service to 11 Northeastern states. Contingent purchase price payments may be made to the former owners of Plymouth Rock Transportation Corporation if certain retained revenue goals are achieved. The earliest contingent purchase price payment would be made in the third quarter of 2004.

     Total borrowings, decreased by $5.1 million during the first half of 2003 and we had approximately $52.0 million invested in overnight money market deposits. Our net debt to capital ratio (decreasing debt by cash) was 23.4% at July 5, 2003 compared to 24.3% at December 31, 2002.

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

     At July 5, 2003, we have a $200 million credit facility with a group of banks that will expire in October 2005. This facility is for working capital, general corporate funding needs, and up to $125 million for letters of credit under our self-insurance program. As of July 5, 2003 we had no borrowings drawn under the facility, but we had approximately $88 million in issued letters of credit.

     The facility bears interest at LIBOR plus a margin depending on our debt rating. In addition, there are other fees associated with the facility and certain financial covenants including minimum net worth and maximum funded debt to adjusted cash flow.

     On July 24, 2000, we announced the authorized buyback of up to 1 million additional shares of our common stock. This repurchase program is not yet completed. In February of 2003, we repurchased 14,000 common shares in the public market at $24 per share. There were no shares repurchased in the first or second quarters of 2002. From July 24, 2000 through July 5, 2003, we have repurchased 468,200 shares.

     A dividend of 9 1/3 cents per share equivalent to $2.5 million was paid on July 3, 2003 to shareholders of record on June 20, 2003.

                 Recent Accounting Pronouncements

     On November 25, 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees", Including Indirect Guarantees of Indebtedness to Others ("Interpretation"), which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of Statement of Financial Accounting Standard ("SFAS") No. 5, Accounting for Contingencies, SFAS No. 57 Related Party Disclosures, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Interpretation also incorporates, without change, the provisions of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which it supersedes. The Interpretation does identify several situations where the recognition of a liability at inception for a guarantor's obligation is not required. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this Interpretation did not have a material impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No.123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends Accounting Principals Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123 in paragraphs 2(a) - 2(e) of this Statement are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 in paragraph 2(f) of this Statement and the amendment to Opinion No. 28 in paragraph 3 of this statement were effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As is allowed, we are adopting the disclosure requirements under SFAS No. 148.

      In May 2003, the FASB issued SFAS No. 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement provides guidance as to the appropriate classification of certain financial statement instruments that have characteristics of both liabilities and equity. This statement is effective at the beginning of the first interim period after June 15, 2003. Adoption of this Statement is not expected to have a material impact on our financial position or results of operations.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to the impact of interest rate changes. Our exposure to changes in interest rates is limited to borrowings under a line of credit agreement which has variable interest rates tied to the LIBOR rate. There have been no borrowings under this agreement in the 2003 first half nor during 2002. In addition, we have $150 million of unsecured notes with an 8 1/2% fixed annual interest rate and $100 million of unsecured notes with a 6 1/2% fixed annual interest rate at July 5, 2003. We have no hedging instruments. From time to time, we invest excess cash in overnight money market accounts. At July 5, 2003, we had invested approximately $52 million in overnight money market accounts that yielded approximately 1.5% per annum.

     At July 5, 2003, we have a $200 million credit facility with a group of banks that will expire in October 2005. This facility is for working capital, general corporate funding needs, and up to $125 million for letters of credit we issue under our self-insurance program. As of July 5, 2003 we had no borrowings drawn under the facility, but we had approximately $88 million in issued letters of credit.

     The facility bears interest at LIBOR plus a margin depending on our debt rating. In addition, there are other fees associated with the facility and certain financial covenants including minimum net worth and maximum funded debt to adjusted cash flow.


Item 4.   Controls and Procedures

     In order to ensure information for disclosure in our filings of periodic reports with the Securities and Exchange Commission is identified, recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Lead Director, Neil Springer, and our Chief Financial Officer, Christopher L. Ellis, have reviewed and evaluated our disclosure controls and procedures as of August 6, 2003 and have concluded that our disclosure controls and procedures were adequate as of that date.

     There have been no significant changes in our internal controls, which we define to include our control environment, control procedures, and accounting systems, or in other factors that could significantly affect our internal controls, since August 6, 2003.

                           PART II: OTHER INFORMATION

Item 1.           Legal Proceedings.

Our trucking subsidiaries are a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, (CERCLA). They have been made a party to these proceedings as an alleged generator of waste disposed of at hazardous waste disposal sites. In each case, the Government alleges that the parties are jointly and severally liable for the cleanup costs. Although joint and several liability is alleged, these proceedings are frequently resolved on the basis of the quantity of waste disposed of at the site by the generator. Our potential liability varies greatly from site to site. For some sites the potential liability is de minimis and for others the costs of cleanup have not yet been determined. It is not feasible to predict or determine the outcome of these or similar proceedings brought by state agencies or private litigants. However, we believe the ultimate recovery or liability, if any, resulting from such litigation, individually or in total, would not materially adversely affect our financial condition, results of operations or cash flows. We believe such liability, if any, would represent less than 1% of our annual revenue.

Our Dugan subsidiary is currently the subject of a criminal investigation by the City of Houston and an administrative investigation by the Texas Commission on Environmental Quality arising from inadvertent diesel releases from Dugan's Northfield facility located in Houston, Texas. Dugan has taken measures to respond to the environmental effects of these releases and to curtail further releases. Dugan has also brought suit against the environmental consultant who reviewed the Northfield facility prior to Dugan's acquisition of the property in 1998.

Also, we are involved in other litigation arising in the ordinary course of business, primarily involving claims for bodily injury, property damage, and workers' compensation. We believe the ultimate recovery or liability, if any, resulting from such litigation, individually or in total, would not materially adversely affect our financial condition, results of operations, or cash flow.

Item 4.           Submission of Matters to a Vote of Security Holders.

(a) On May 2, 2003, the annual meeting of stockholders of USF Corporation was held pursuant to notice.

(b) Robert V. Delaney, Paul J. Liska, and Stephen B. Timbers were elected directors at the meeting. The following directors' term of office continued after the meeting:

                           Neil A. Springer                   John W. Puth
                           Morley Koffman                     Anthony J. Paoni
                           William N. Weaver, Jr.

(c)(1)   Election of Directors

         Robert V. Delaney           FOR:                        22,739,092
                                     WITHHOLD:                    1,880,575
                                     ABSTENTIONS:                         0
                                     BROKER NON VOTES:                    0

         Paul J. Liska               FOR:                        23,365,892
                                     WITHHOLD:                    1,253,775
                                     ABSTENTIONS:                         0
                                     BROKER NON VOTES:                    0

         Stephen B. Timbers          FOR:                        22,737,186
                                     WITHHOLD:                    1,882,481
                                     ABSTENTIONS:                         0
                                     BROKER NON VOTES:                    0

(c)(2)   Amendment to the Certificate of Incorporation

                                     FOR:                        24,468,728
                                     AGAINST:                        50,115
                                     ABSTENTIONS:                    21,024
                                     NON-VOTES:                      79,800

(c)(3)   Amendment to the USF Corporation Long-Term Incentive Plan

                                     FOR:                        19,515,825
                                     AGAINST:                     4,973,550
                                     ABSTENTIONS:                    50,490
                                     NON-VOTES:                      79,801

(c)(4)   Amendment to the Stock Option Plan for Non-Employee Directors

                                     FOR:                        21,039,328
                                     AGAINST:                     3,457,631
                                     ABSTENTIONS:                    42,907
                                     NON-VOTES:                      79,801
(d)      N/A

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits

         1. Exhibit 10.1-USF Corporation Stock Option Plan for Non-Employee Directors, as restated and amended March 14, 2003.

         2. Exhibit 10.2-USF Corporation Long-Term Incentive Plan, as restated and amended May 2, 2003.

         3.       Exhibit 10.3-USF Corporation By-Laws amended May 2, 2003.

         4. Exhibit 10.4-Retirement Agreement and General Release of Samuel K. Skinner dated April 22, 2003.

         5.       Exhibit 31.1-Section 302 Certification of Lead Director.

         6.       Exhibit 31.2-Section 302 Certification of Chief Financial
                  Officer.

         7.       Exhibit 32.1-Statement of Lead Director Officer Pursuant to
                  Section 1350(a) of Title 18, United States Code (furnished not filed with this Quarterly Report on Form 10-Q)

         8.       Exhibit 32.2-Statement of Chief Financial Officer Pursuant to
                  Section 1350(a) of Title 18, United States Code (furnished not filed with this Quarterly Report on Form 10-Q)

(b)      Current Reports on Form 8-K were filed:

         1. A Current Report on Form 8-K was filed on April 30, 2003 announcing the Company's First Quarter earnings.



                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated August 6, 2003.



                               USF CORPORATION


                   By:   /s/ Christopher L. Ellis
                             ____________________
                             Christopher L. Ellis
                 Senior Vice President, Finance and Chief Financial Officer


                   By:   /s/ James T. Castro
                             _______________
                             James T. Castro
                    Controller and Principal Accounting Officer

                              EXHIBIT 10.1



                      USFREIGHTWAYS CORPORATION
                          STOCK OPTION PLAN
                      FOR NON-EMPLOYEE DIRECTORS

             RESTATED AND AMENDED AS OF MARCH 14, 2003


I.    DEFINITIONS AND PURPOSE

      A.    Definitions:

            Unless otherwise specified or unless the context otherwise requires, the following terms, as used in this Plan, have the following meanings:

            1.Affiliate means a corporation  which,  for purposes of Section 422 of the Code, is a parent or subsidiary of the Company, direct or indirect.

            2.Board means the Board of Directors of the Company.

            3.Code means the Internal Revenue Code of 1986, as amended.

            4.Committee  means the  committee  to which  the Board  delegates the power to act under or pursuant to the provisions of the Plan, or the Board if no committee is selected.

            5.Company means  USFreightways  Corporation,  a Delaware
              corporation, and includes any successor or assignee corporation or corporations into which the Company may be merged, changed, or consolidated; any corporation for whose securities the securities of the Company shall be exchanged; and any assignee of or successor to substantially all other assets of the Company.

            6.Disability means a permanent and total disability as defined in
              Section 22(e)(3) of the Code.

            7.Eligible  Director  means each  person who is a director  of the
              Company, and who is not an employee of the Company or any Affiliate of the Company and who has not been an employee of the Company or any Affiliate of the Company for all or any part of the preceding fiscal year. For purposes of the Plan, an Eligible Director shall be deemed to include the employer of such Eligible Director, or any delegatee mandated by his employer, if the Eligible Director is required, as a condition of his employment, to provide that any Option granted hereunder be made to the employer or its delegatee.

             8.Option  means a right or option  granted  under the Plan,  which right or option shall not be intended to qualify as an incentive stock option as defined in Section 422 of the Code.

             9.Option Agreement means an agreement  between the Company and a
               Participant  executed and delivered  pursuant to the Plan.

            10.Participant means an Eligible Director to whom an Option is granted under the Plan.

            11.Plan means this Stock Option Plan for Non-Employee Directors, as amended from time to time.

            12.Shares means the  following  shares of the capital stock of the
               Company as to which Options have been or may be granted under the
               Plan: authorized and unissued common stock, $0.01 par value, treasury shares held by the Company or any shares of capital stock into which the Shares are changed or for which they are exchanged within the provisions of Article VI of the Plan.

         B.    Purpose of the Plan:

               The Plan intended to promote the interests of the Company and its stockholders by attracting and retaining highly qualified independent directors through an investment interest in the Company's future success.

II.      SHARES SUBJECT TO THE PLAN

The aggregate number of Shares as to which Options may be granted from time to time shall be 750,000 Shares (subject to adjustments for stock splits, stock dividends, and other adjustments described in Article VI hereof).

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

B.       NUMBER OF SHARES:

Each Eligible Director shall automatically, on the date such director becomes an Eligible Director, be granted an Option under this Plan to acquire 10,000 Shares. In addition to the foregoing, each Eligible Director may from time to time be granted by the Committee, in its discretion, a Discretionary Option.

 C.       TERM OF OPTION:

No Option granted under the Plan shall be exercisable after the expiration of ten (10) years from the date of the grant.

 D.       DATE OF EXERCISE:

Options granted to an Eligible Director under the Plan on the date the director first becomes an Eligible Director shall become exercisable cumulatively in accordance with the following schedule:




       Years Elapsed Since           Cumula Dilutive Number of Shares For Which
       Date of Grant                Option May Be Exercised

       Less than 1                                    0
                 1                                2,000
                 2                                4,000
                 3                                6,000
                 4                                8,000
                 5 or more                       10,000



The foregoing schedule notwithstanding, if a Participant shall cease to be a director of the Company because of death or Disability, all Shares for which an Option has been granted shall become immediately exercisable and shall be exercisable in accordance with Paragraph F.

Notwithstanding anything herein to the contrary, upon the authorization of the grant of a Discretionary Option, or at anytime thereafter, the Committee may prescribe the date or dates on which the Discretionary Option becomes exercisable, and may provide that the Discretionary Option become exercisable in installments over a period of years, or upon the attainment of stated goals.



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

Originally adopted and effective on the 29th day of October, 1993 by the Board of Directors. Restate and amended this 14th day of March 2003 by the Board of Directors.

                             EXHIBIT 10.2

                           USF CORPORATION
                      LONG-TERM INCENTIVE PLAN

                     RESTATED AS OF MARCH 8, 2001
                       AMENDED AS OF MAY 2, 2003



                         USF CORPORATION
                    LONG-TERM INCENTIVE PLAN


1.       PURPOSE

The USF Corporation Long-Term Incentive Plan is adopted January 24, 1997. The Plan is designed to attract and retain selected employees of the Company and its Affiliates, and reward them for making major contributions to the success of the Company and its Affiliates. These objectives are accomplished by making long-term incentive awards under the Plan that will offer Participants an opportunity to have a greater proprietary interest in, and closer identity with, the Company and its Affiliates and their financial success.

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

(g) Committee means the committee to which the Board delegates the power to act under or pursuant to the provisions of the Plan, or the Board if no committee is selected. If the Board delegates powers to a committee, and if the Company is or becomes subject to Section 16 of the Exchange Act, then, if necessary for compliance therewith, such committee shall consist initially of not less than two (2) members of the Board, each member of which must be a "non-employee director," within the meaning of the applicable rules promulgated pursuant to the Exchange Act. If the Company is or becomes subject to Section-16 of the Exchange Act, no member of the Committee shall receive any Award pursuant to the Plan or any similar plan of the Company or any Affiliate while serving on the Committee, unless the Board determines that the grant of such an Award satisfies the then current Rule-16b-3 requirements under the Exchange Act. Notwithstanding anything herein to the contrary, and insofar as it is necessary in order for compensation recognized by Participants pursuant to the Plan to be fully deductible to the Company for federal income tax purposes, each member of the Committee also shall be an "outside director" (as defined in regulations or other guidance issued by the Internal Revenue Service under Code Section 162(m)).

(h) Common Stock means the common stock of the Company.

(i) Company means USF Corporation, a Delaware corporation, and any successor or assignee corporation or corporations into which the Company may be merged, changed, or consolidated; any corporation for whose securities the securities of the Company shall be exchanged; and any assignee of or successor to substantially all of the assets of the Company.

(j) Disability or Disabled means a permanent and total disability as defined in Section-22(e)(3) of the Code.

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

(m) Incentive Option means an Option that, when granted, is intended to be an "incentive stock option," as defined in Section-422 of the Code.

(n) Nonstatutory Option means an Option that, when granted, is not intended to be an "incentive stock option," as defined in Section-422 of the Code.

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

(s) Plan means the USF Corporation Long-Term Incentive Plan, as amended from time to time.

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

3.       SHARES SUBJECT TO THE PLAN

The aggregate number of Shares as to which Awards may be granted from time to time shall be 4,400,000 Shares (subject to adjustment for stock splits, stock dividends, and other adjustments described in Section 17 hereof). The 1,050,000 Shares that became available under the Plan by Plan amendment effective May-2, 2003 shall only be available for the grant of Awards in the form of Options or Restricted Stock, and only up to 300,000 of such Shares shall be specifically available for grants of Restricted Stock. In accordance with Code Section 162(m), if applicable, the aggregate number of Shares as to which Awards may be granted in any one calendar year to any one employee shall not exceed five hundred thousand (500,000) Shares (subject to adjustment for stock splits, stock dividends, and other adjustments described in Section 17 hereof).

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

(f) Provide for the acceleration of the right to exercise any Award; and

(g) Specify the terms, conditions, and limitations upon which Awards may be granted; provided, however, that with respect to Incentive Options, all such interpretations, rules, determinations, terms, and conditions shall be made and prescribed in the context of preserving the tax status of the Incentive Options as incentive stock options within the meaning of Section-422 of the Code.

The Committee may delegate to the chief executive officer and to other senior officers of the Company or its Affiliates its duties under the Plan pursuant to such conditions or limitations as the Committee may establish, except that only the Committee may select, and grant Awards to, Participants who are subject to Section-16 of the Exchange Act. All determinations of the Committee shall be made by a majority of its members. No member of the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any Award.

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

6.       AWARDS UNDER THIS PLAN

As the Committee may determine, the following types of Awards may be granted under the Plan on a stand alone, combination, or tandem basis:

(a)      Incentive Option

An Award in the form of an Option that shall comply with the requirements of Section422 of the Code. Subject to adjustments in accordance with the provisions of Section 17, the aggregate number of Shares that may be subject to Incentive Options under the Plan shall not exceed Two Million (2,000,000).

(b)      Nonstatutory Option

An Award in the form of an Option that shall not be intended to comply with the requirements of Section-422 of the Code.

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

(c)      Term of Option

Each Incentive Option shall terminate not more than ten (10) years from the date of the grant thereof, or such earlier time as the Award Agreement may provide, and shall be subject to earlier termination as herein provided, except that if the Option price is required under Section 7(a) to be at least one hundred ten percent (110%) of Fair Market Value, each such Incentive Option shall terminate not more than five (5) years from the date of the grant thereof, and shall be subject to earlier termination as herein provided. The Committee shall determine the time at which a Nonstatutory Option shall terminate; provided, however, that such termination date shall not be more than ten (10) years from the date of the grant thereof.

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

(2) A Participant who ceases to be an employee of the Company or of an Affiliate "for cause" shall, upon such termination, cease to have any right to exercise any Option. For purposes of this Plan, cause shall mean (A)-a Participant's theft or embezzlement, or attempted theft or embezzlement, of money or property of the Company or of an Affiliate, a Participant's perpetration or attempted perpetration of fraud, or a Participant's participation in a fraud or attempted fraud, on the Company or of an Affiliate or a Participant's unauthorized appropriation of, or a Participant's attempt to misappropriate, any tangible or intangible assets or property of the Company or of an Affiliate; (B)-any act or acts of disloyalty, dishonesty, misconduct, moral turpitude, or any other act or acts by a Participant injurious to the interest, property, operations, business or reputation of the Company or of an Affiliate; (C)-a Participant's commission of a felony or any other crime the commission of which results in injury to the Company or of an Affiliate; or (D)-any violation of any restriction on the disclosure or use of confidential information of the Company or of an Affiliate or on competition with the Company or of an Affiliate or any of its businesses as then conducted. The determination of the Committee as to the existence of cause shall be conclusive and binding upon the Participant and the Company or the Affiliate.

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

(i)      Normal Retirement

(i) Except as otherwise mandated by Code Section 422, and for Options granted after May 2, 2003, a Participant, who ceases to be an employee of the Company or of an Affiliate by reason of such Participant's Normal Retirement, may exercise any Option (notwithstanding that the Participant might not have been able to exercise the Option as to some or all of the Shares if the Participant had not terminated his or her employment because of Normal Retirement) within a period of not more than five (5) years after the date of Normal Retirement, or, if earlier, within the originally prescribed term of the Option.

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

If approved in advance by the Committee, payment in full or in part also may be made (1)-by delivering Shares already owned by the Participant having a total Fair Market Value on the date of such delivery equal to the Option price; (2)-by the execution and delivery of a note or other evidence of indebtedness (and any security agreement thereunder) satisfactory to the Committee; (3)-by authorizing the Company to retain Shares that otherwise would be issuable upon exercise of the Option having a total Fair Market Value on the date of delivery equal to the Option price; (4)-by the delivery of cash or the extension of credit by a broker-dealer to whom the Participant has submitted a notice of exercise or otherwise indicated an intent to exercise an Option (in accordance with part 220, Chapter-II, Title-12 of the Code of Federal Regulations, a so-called "cashless" exercise); or (5)-by any combination of the foregoing.

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

(m)      Other Provisions

The Award Agreement for an Incentive Option shall contain such limitations and restrictions upon the exercise of the Option as shall be necessary in order that such Option can be an "incentive stock option" within the meaning of Section 422 of the Code. Further, the Award Agreements authorized under the Plan shall be subject to such other terms and conditions including, without limitation, restrictions upon the exercise of the Option, as the Committee shall deem advisable and which, in the case of Incentive Options, are not inconsistent with the requirements of Section-422 of the Code.

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

(2) Business Criteria. One or more of the following business criteria for the Company, on a consolidated basis, and/or for specified Affiliates or business units of the Company (except with respect to the total stockholder return and earnings per share criteria), shall be used exclusively by the Committee in establishing performance goals for such Performance Awards: (A)-total stockholder return; (B)-such total stockholder return as compared to the total return (on a comparable basis) of a publicly available index such as, but not limited to, the Standard-& Poor's 500 or the Nasdaq-U.S. Index; (C)-net income;
(D)-pre-tax earnings; (E)-EBITDA; (F)-pre-tax operating earnings after interest expense and before bonuses, service fees, and extraordinary or special items;
(G)-operating margin; (H)-earnings per share; (I)-return on equity; (J)-return on capital; (K)-return on investment; (L)-operating income, excluding the effect of charges for acquired in-process technology and before payment of executive bonuses; (M)-earnings per share, excluding the effect of charges for acquired in-process technology and before payment of executive bonuses; (N)-working capital; and (O)-total revenues. The foregoing business criteria also may be used in establishing performance goals for Cash Awards granted under Section 11 hereof.

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

12.      TERMINATION OF EMPLOYMENT

Except as may otherwise be (A)-provided in Section 7 for Options, (B)-provided for under the Award Agreement, or (C)-permitted pursuant to Sections 12(a) and
(c) (subject to the limitations under the Code for Incentive Options), if the employment of a Participant terminates, all unexpired, unpaid, unexercised, or deferred Awards shall be canceled immediately.

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

(c) Death or Disability of a Participant

(1) In the event of a Participant's death, the Participant's estate or beneficiaries shall have a period up to the earlier of (A)-the expiration date specified in the Award Agreement, or (B)-the expiration date specified Section 7(h), within which to receive or exercise any outstanding Awards held by the Participant under such terms as may be specified in the applicable Award Agreement. Rights to any such outstanding Awards shall pass by will or the laws of descent and distribution in the following order: (i) to beneficiaries so designated by the Participant; (ii)-to a legal representative of the Participant; or (iii)-to the persons entitled thereto as determined by a court of competent jurisdiction. Awards so passing shall be made at such times and in such manner as if the Participant were living.

(2) In the event a Participant is determined by the Company to be Disabled, and subject to the limitations of Section 7(g), Awards may be paid to, or exercised by, the Participant, if legally competent, or by a legally designated guardian or other representative if the Participant is legally incompetent by virtue of such Disability.

(3) After the death or Disability of a Participant, the Committee may in its sole discretion at any time (A)-terminate restrictions in Award Agreements;
(B)-accelerate any or all installments and rights; and/or (C)-instruct the Company to pay the total of any accelerated payments in a lump sum to the Participant, the Participant's estate, beneficiaries or representative, notwithstanding that, in the absence of such termination of restrictions or acceleration of payments, any or all of the payments due under the Awards ultimately might have become payable to other beneficiaries.

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

16.      SAVINGS CLAUSE

This Plan is intended to comply in all respects with applicable law and regulations, including, (A)-with respect to those Participants who are officers or directors for purposes of Section-16 of the Exchange Act, Rule-16b-3 of the Securities and Exchange Commission, if applicable, and (B)-with respect to executive officers, Code Section 162(m). In case any one or more provisions of this Plan shall be held invalid, illegal, or unenforceable in any respect under applicable law and regulation (including Rule-16b-3 and Code Section 162(m)), the validity, legality, and enforceability of the remaining provisions shall not in any way be affected or impaired thereby and the invalid, illegal, or unenforceable provision shall be deemed null and void; however, to the extent permitted by law, any provision that could be deemed null and void shall first be construed, interpreted, or revised retroactively to permit this Plan to be construed in compliance with all applicable law (including Rule-16b-3 and Code
Section 162(m)) so as to foster the intent of this Plan. Notwithstanding anything herein to the contrary, with respect to Participants who are officers and directors for purposes of Section-16 of the Exchange Act, if applicable, and if required to comply with rules promulgated thereunder, no grant of, or Option to purchase, Shares shall permit unrestricted ownership of Shares by the Participant for at least six (6) months from the date of grant or Option, unless the Board determines that the grant of, or Option to purchase, Shares otherwise satisfies the then current Rule 16b-3 requirements.

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

Notwithstanding anything herein to the contrary, the Company may, in its sole discretion, accelerate the timing of the exercise provisions of any Award in the event of a tender offer for the Company's Shares, the adoption of a plan of merger or consolidation under which a majority of the Shares of the Company would be eliminated, or a sale of all or any portion of the Company's assets or capital stock. Alternatively, the Company may, in its sole discretion, cancel any or all Awards upon any of the foregoing events and provide for the payment to Participants in cash of an amount equal to the value or appreciated value, whichever is applicable, of the Award, as determined in good faith by the Committee, at the close of business on the date of such event. The preceding two sentences of this Section 17 notwithstanding, the Company shall be required to accelerate the timing of the exercise provisions of any Award if (i)-any such business combination is to be accounted for as a pooling-of-interests under APB Opinion-16 and (ii)-the timing of such acceleration does not prevent such pooling-of-interests treatment.

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

20.      AMENDMENT OF THE PLAN

The Plan may be amended by the Board and such amendment shall become effective upon adoption by the Board; provided, however, that any amendment that (A) increases the numbers of Shares that may be granted under this Plan, other than as provided by Section 17, (B)-materially modifies the requirements as to eligibility to participate in the Plan, (C)-materially increases the benefits to Participants, (D)-extends the period during which Incentive Options may be granted or exercised, or (E)-changes the designation of the class of employees eligible to receive Incentive Options, or otherwise causes the Incentive Options to no longer qualify as "incentive stock options" as defined in Section 422 of the Code, also shall be subject to the approval of the stockholders of the Company within one (1) year either before or after such adoption by the Board, subject to the requirements of Section 16 of the Plan.

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

24.      MITIGATION OF EXCISE TAX

If any payment or right accruing to a Participant under this Plan (without the application of this Section 24), either alone or together with other payments or rights accruing to the Participant from the Company or an Affiliate, would constitute a "parachute payment" (as defined in Section 280G of the Code and regulations thereunder), such payment or right shall be reduced to the largest amount or greatest right that will result in no portion of the amount payable or right accruing under the Plan being subject to an excise tax under Section 4999 of the Code or being disallowed as a deduction under Section-280G of the Code. The determination of whether any reduction in the rights or payments under this Plan is to apply shall be made by the Company. The Participant shall cooperate in good faith with the Company in making such determination and providing any necessary information for this purpose.

25.      EFFECTIVE DATE

This Plan shall become effective upon adoption by the Board, provided that the Plan is approved by the stockholders of the Company before or at the Company's next annual meeting, but in no event shall stockholder approval be sought more than one (1) year after such adoption by the Board.

26.      GOVERNING LAW

This Plan shall be governed by the laws of the State of Illinois and construed in accordance therewith. Amended as of May 2, 2003 and restated this 8th day of March, 2001.

                        EXHIBIT 10.3




                         BY-LAWS
                            OF
                     USF CORPORATION

                AS ADOPTED ON MAY 2, 2003


                          BY-LAWS
                            of
                      USF Corporation

                   Dated October 16, 2002
                     Amended May 2, 2003

                        ARTICLE I

                         Offices

SECTION 1.1 Offices. USF Corporation (the "Corporation") may have offices either within or without the State of Delaware. The registered office of the Corporation and the name of the registered agent of the Corporation are as is set forth in the Restated Certificate of Incorporation of the Corporation, or as may subsequently be or have been changed by resolution of the Board of Directors (the "Board").
                      ARTICLE II

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

Shares of its own stock belonging to the Corporation or to another corporation, if a majority of the shares entitled to vote in the election of directors of such other corporation is held, directly or indirectly, by the Corporation, shall neither be entitled to vote nor be counted for quorum purposes. Any vote of stock of the Corporation may be given at any meeting of the stockholders by the person entitled to vote the same in person or by proxy (who need not be a stockholder) appointed by an instrument in writing delivered to secretary of the meeting; provided, however, that no proxy shall be voted or acted upon after three years from its date unless such proxy provides for a longer period. The attendance at any meeting of a stockholder who may theretofore have given a proxy shall not have the effect of revoking the same unless such person shall in writing so notify the secretary of the meeting prior to voting of the proxy.
Shares standing in the names of two or more persons shall be voted or represented in accordance with the determination of the majority of such persons, or, if only one of such persons is present in person or represented by proxy, such person shall have the right to vote such shares and such shares shall be deemed to be represented for the purpose of determining a quorum. At all meetings of stockholders a plurality of the votes cast shall be necessary to elect the directors. All other proposals, unless otherwise provided by law, or the Certificate of Incorporation, must receive a majority of the votes that could be cast by the holders of all shares of stock that are present in person or represented by proxy and that are entitled to vote upon such proposals. Unless otherwise required by law or directed by the chairman of the meeting, the vote at any meeting of the stockholders on any question need not be by ballot. On a vote by ballot, each ballot shall be signed by the stockholder voting, or by such person's proxy if there be such proxy, and shall state the number of shares voted.

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

(c) Notice of Meetings. No notice of regular meetings of the Board or of any committee thereof or of any adjourned meeting thereof need be given. Notice shall be given to each special meeting of the Board or adjournment thereof, including the time and place thereof. Notice of each such meeting shall be mailed to each director, addressed to such person at such person's residence or usual place of business, at least two days before the day on which such meeting is to be held, or shall be sent to such person at such place by facsimile, telegraph, cable, wireless or other form of recorded communication, or be delivered personally or by telephone not later than the day before the day on which such meeting is to be held, but notice need not be given to any director who shall attend meeting. A written waiver of notice, signed by the person entitled thereto, whether before or after the time of the meeting stated therein, shall be deemed equivalent to notice. The purposes of a meeting of the Board or any committee thereof need not be specified in the notice thereof.

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

(b) Mutilated Certifica tes. Where the holder of any certificate for stock of the Corporation notifies the Corporation of the mutilation of such certificate within a reasonable time after such person has notice of it, the Corporation will issue a new certificate for stock in exchange for such mutilated certificate theretofore issued by it.

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

                       EXHIBIT 10.4

       RETIREMENT AGREEMENT AND GENERAL RELEASE



THIS RETIREMENT AGREEMENT AND GENERAL RELEASE (the "Agreement") is made and entered into as of this 22nd day of April 2003 (the "Effective Date"), by and between USFreightways Corporation, a Delaware corporation (the "Company"), and Samuel K. Skinner ("Skinner").

                         RECITALS


A. Skinner has been employed by the Company as its Chairman, President and Chief Executive Officer.

B. Skinner has decided to retire from the Company and from all positions he has held with the Company and its subsidiaries and affiliates.



NOW, THEREFORE, in consideration of the above premises and the following mutual covenants and conditions, the parties agree as follows:


1. Retirement. Except as otherwise set forth herein, effective May 26, 2003, Skinner and the Company agree that Skinner will retire from the Company and will retire from all positions he has held with the Company and its subsidiaries and affiliates. Effective May 2, 2003, Skinner will retire as Chairman of, and as a member of, the Company's Board of Directors (the "Board"). From April 12, 2003 through May 25, 2003, Skinner will perform only such tasks as may be assigned to him from time to time in writing by the Board or its representative. Absent such written direction, Skinner shall have no right, individually, to bind, or act on behalf of, the Company. Skinner further agrees that he will not hereafter seek reinstatement, recall or re-employment with the Company. All Company property in Skinner's possession, including but not limited to his home computer and laptop computer shall be returned to the Company on or before May 31, 2003.


2. Payments. As a retirement payment, Skinner shall receive the following amounts and entitlements in connection with this Agreement:

(a) Salary Continuation. The Company shall pay Skinner the sum of $1,791,700, payable in substantially equal installments over a period of twenty-four (24) months in accordance with the Company's payroll policy from time to time in effect, with the first such installment to be paid to Skinner on the first payroll date on or after June 1, 2003 (or, if later, on the date this Agreement becomes effective as described in Paragraph 10(c)). Ten Thousand dollars ($10,000) of the salary continuation payment hereunder shall be in consideration of the release of any claim under the Age Discrimination in Employment Act of 1967, as amended, and as described in Paragraph 3 hereof, and Skinner agrees that such consideration is in addition to anything of value to which he is already entitled. The remainder of the amounts and entitlements to be paid under this Paragraph 2 shall be in consideration of the release of all other claims described below in Paragraph 3, the Covenant Not to Sue described in Paragraph 4, and the Protective Agreement described in Paragraph 7.


(b) Vacation/Expenses. Skinner agrees that he has taken all accrued vacation to which he is entitled. Skinner further agrees that he shall submit for reimbursement any expenses incurred during the course of his employment within seven (7) days of the Effective Date and such expenses shall be reimbursed in accordance with the Company's normal expense reimbursement policies.


(c) Options. Skinner and the Company acknowledge and agree that they have previously executed option agreements, dated December 10, 1999, June 5, 2000, December 14, 2000, June 20, 2001 and February 14, 2002, pursuant to which Skinner has outstanding, vested options to purchase up to 190,000 shares of the Company's common stock (the "Option Agreements"), and further acknowledge and agree that such Option Agreements shall continue in effect in accordance with and subject to the terms of such agreements and the Company's Long-Term Incentive Plan, including any amendments thereto; provided, however, and notwithstanding anything herein to the contrary, Skinner shall be entitled to exercise such vested options through and including November 26, 2003. Except for the Option Agreements, and the vested options described in this Paragraph 2(c), Skinner acknowledges and agrees that he is entitled to no additional equity compensation and he has no additional equity awards outstanding.

(d) Retirement Benefits. Skinner acknowledges and agrees that he shall receive, for fifteen (15) years, an annual benefit of $192,880, which shall be paid to him in substantially equal monthly installments, with the first installment to be made on or about June 1, 2005 and with the remaining installments to be paid to him or, in the event of his death, to his beneficiary, on or about the first day of each calendar month thereafter through the duration of the fifteen (15) year term. Skinner further acknowledges and agrees that he also is entitled to $643,829.35 under the Company's Non-Qualified Deferred Compensation Plan, which shall be paid to him in a single sum on or before July 31, 2003. Except as set forth herein, Skinner agrees that he is not eligible for any long-term or special performance bonuses or any other retirement, supplemental retirement or deferred compensation payments.

(e) Automobile. If Skinner so chooses, he may purchase, at its current book value, the Company-owned automobile that he currently uses and may continue to use through May 25, 2003, provided, however, that if such automobile is being leased by the Company, Skinner may pay the cost of the lease himself or have the Company pay it and deduct the lease amount from the salary continuation payments being made hereunder. Skinner shall notify the Company of whichever alternative he so chooses, if any, within ten (10) calendar days of the Effective Date.

(f) Withholding. The Company and Skinner acknowledge and agree that all payments made pursuant to this Paragraph 2 are "wages" for purposes of FICA, FUTA and income tax withholding and the Company shall therefore withhold from any payments hereunder the amounts it determines to be necessary to satisfy all tax withholding obligations.

(g) Other. Except as expressly provided in this Agreement, no other sums (contingent or otherwise) shall be paid to Skinner in respect of his employment by the Company, and any such sums (whether or not owed) are hereby expressly waived by Skinner. The foregoing notwithstanding, Skinner shall be entitled to receive his account balance, if any, under the Company's Employees' 401(k) Retirement Plan in accordance with the terms of such Plan. Skinner shall continue to be covered by, and subject to indemnification under, the Company's directors' and officers' insurance for all matters relating to or arising out of his service to the Company.

3. General Release. As a material inducement to the Company to enter into this Agreement and in consideration of the payments to be made by the Company to Skinner in Paragraph 2 above, Skinner, with full understanding of the contents and legal effect of this Agreement and having the right and opportunity to consult with his counsel, releases and discharges the Company, its shareholders, officers, directors, supervisors, members, managers, employees, agents, representatives, attorneys, parent companies, divisions, subsidiaries and affiliates, and all related entities of any kind or nature, and its and their predecessors, successors, heirs, executors, administrators, and assigns (collectively, the "Released Parties") from any and all claims, actions, causes of action, grievances, suits, charges, or complaints of any kind or nature whatsoever, that he ever had or now has, whether fixed or contingent, liquidated or unliquidated, known or unknown, suspected or unsuspected, and whether arising in tort, contract, statute, or equity, before any federal, state, local, or private court, agency, arbitrator, mediator, or other entity, regardless of the relief or remedy. Without limiting the generality of the foregoing, it being the intention of the parties to make this release as broad and as general as the law permits, this release specifically includes any and all subject matter and claims arising from any alleged violation by the Released Parties under the Age Discrimination in Employment Act of 1967, as amended; the Fair Labor Standards Act; Title VII of the Civil Rights Act of 1964, as amended; the Civil Rights Act of 1866, as amended by the Civil Rights Act of 1991 (42 U.S.C. S 1981); the Rehabilitation Act of 1973, as amended; the Employee Retirement Income Security Act of 1974, as amended; the Illinois Wage Payment and Collection Act; the Illinois Human Rights Act, the Cook County Human Rights Ordinance, the Chicago Human Rights Ordinance, and other similar state or local laws; the Americans with Disabilities Act; the Family and Medical Leave Act; the Workers Adjustment and Retraining Notification Act; the Equal Pay Act; Executive Order 11246; Executive Order 11141; and any other statutory claim, employment or other contract or implied contract claim (including, but not limited to, any claims arising under that certain Employment Agreement made and entered into as of
June 5, 2000, as previously executed between Skinner and the Company (the "Employment Agreement"), that certain Supplemental Retirement Agreement, and the USFreightways Corporation Supplemental Executive Retirement Plan dated December 10, 1999), or common law claim for wrongful discharge, breach of an implied covenant of good faith and fair dealing, defamation, or invasion of privacy arising out of or involving his employment with the Company, the termination of his employment with the Company, or involving any continuing effects of his employment with the Company or termination of employment with the Company. Skinner further acknowledges that he is aware that statutes exist that render null and void releases and discharges of any claims, rights, demands, liabilities, action and causes of action which are unknown to the releasing or discharging party at the time of execution of the release and discharge. Skinner hereby expressly waives, surrenders and agrees to forego any protection to which he would otherwise be entitled by virtue of the existence of any such statute in any jurisdiction including, but not limited to, the State of Illinois. Notwithstanding any other provision of the Agreement to the contrary, the release under this Paragraph 3 shall not apply to any claim arising from any breach of this Agreement by the Company or any failure by the Company to comply with any or all of the provisions of this Agreement or from any rights or claims that may arise after the date this Agreement is executed by Skinner.

4. Covenant Not to Sue. Skinner, for himself, his heirs, executors, administrators, successors and assigns agrees not to bring, file, charge, claim, sue or cause, assist, or permit to be brought, filed, charged or claimed any action, cause of action, or proceeding regarding or in any way related to any of the claims described in Paragraph 3 hereof, and further agrees that this Agreement is, will constitute and may be pleaded as, a bar to any such claim, action, cause of action or proceeding. If any government agency or court assumes jurisdiction of any charge, complaint, or cause of action covered by this Agreement, Skinner will not seek and will not accept any personal equitable or monetary relief in connection with such investigation, civil action, suit or legal proceeding.

5.   Indemnification.-Skinner   will  fully   indemnify  the  Company  and  its
shareholders, members, managers, officers, directors, employees and independent contractors against and will hold its shareholders, members, managers, officers, directors, employees and independent contractors harmless from any and all claims, costs, damages, demands, expenses (including without limitation attorneys' fees), judgments, losses or other liabilities of any kind or nature whatsoever arising from or directly or indirectly related to any or all of this Agreement and the conduct of Skinner hereunder, including without limitation any material breach or failure to comply with any or all of the provisions of this Agreement.

6. No Disparaging, Untrue Or Misleading Statements. From and after March 28, 2003, Skinner represents that he has not made, and agrees that he will not make, to any third party any disparaging, untrue, or misleading written or oral statements about or relating to the Company or its products or services (or about or relating to any officer, director, agent, employee, or other person acting on the Company's behalf). Skinner acknowledges that his continuing entitlement to payments and benefits under Paragraph 2 of the Agreement shall be conditioned upon his continuing compliance with Paragraphs 6, 7, 10(a) and 13 of the Agreement and any violation of Paragraphs 6, 7, 10(a) or 13 by Skinner shall terminate the Company's obligation to continue to make payments and provide benefits under Paragraph 2.

7. Protective Agreement. Skinner acknowledge and agrees that he will continue to be bound by the terms of the protective covenants set forth in Paragraph 8 of the Employment Agreement, which is attached hereto. For purposes of clarification, the limitations set forth in Paragraph 8D of the Employment Agreement shall apply through May 25, 2006.

8. Severability. If any provision of this Agreement shall be found by a court to be invalid or unenforceable, in whole or in part, then such provision shall be construed and/or modified or restricted to the extent and in the manner necessary to render the same valid and enforceable, or shall be deemed excised from this Agreement, as the case may require, and this Agreement shall be construed and enforced to the maximum extent permitted by law, as if such provision had been originally incorporated herein as so modified or restricted, or as if such provision had not been originally incorporated herein, as the case may be. The parties further agree to seek a lawful substitute for any provision found to be unlawful; provided, that, if the parties are unable to agree upon a lawful substitute, the parties desire and request that a court or other authority called upon to decide the enforceability of this Agreement modify the Agreement so that, once modified, the Agreement will be enforceable to the maximum extent permitted by the law in existence at the time of the requested enforcement.

9. Waiver. A waiver by either party to this Agreement of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver or estoppel of any subsequent breach by such other party. No waiver shall be valid unless in writing and signed by Skinner, if a Company breach, or by an authorized officer of the Company, if a Skinner breach.

10. Miscellaneous Provisions.

(a) Non-Disclosure. Skinner agrees that, except as required by law, he will keep the terms and amounts set forth in this Agreement completely confidential and will not disclose any information concerning this Agreement's terms and amounts to any person other than his attorney, accountant, tax advisor, or immediate family prior to the public disclosure of the terms hereof by the Company. Skinner agrees and acknowledges that he will make no announcement about his retirement or about the affairs of the Company, which is in any manner
inconsistent  with  the  terms  of  this  Agreement,   and  further  agrees  and
acknowledges that any press or other written, oral or electronic public releases, or statements concerning his retirement or about the affairs of the Company shall be issued by the Company only.

(b) Representation. Skinner represents and certifies that he has carefully read and fully understands all of the provisions and effects of this Agreement, has knowingly and voluntarily entered into this Agreement freely and without coercion, and acknowledges that on April 2, 2003, the Company advised him to consult with an attorney prior to executing this Agreement and further advised him that he had twenty-one (21) days (until April 23, 2003) within which to consider this Agreement. Skinner is voluntarily entering into this Agreement and neither the Company nor its agents, representatives, or attorneys made any representations concerning the terms or effects of this Agreement other than those contained in the Agreement itself.

(c) Revocation. Skinner acknowledges that he has seven (7) days from the date this Agreement is executed in which to revoke his acceptance of the ADEA portion of this Agreement, and such portion of this Agreement will not be effective or enforceable until such seven (7)-day period has expired. If Skinner revokes his acceptance of the ADEA portion of the Agreement, the remainder of the Agreement shall remain in full force and effect as to all of its terms except for the release of claims under the ADEA, and the Company will have three (3) business days to rescind the entire Agreement by so notifying Skinner.

11. Complete Agreement. This Agreement sets forth the entire agreement between the parties, and fully supersedes any and all prior agreements or understandings between the parties pertaining to actual or potential claims arising from Skinner's employment with the Company or the termination of Skinner's employment with the Company; provided, however, that all obligations of Skinner arising under Paragraph 8 of the Employment Agreement, which is incorporated herein by reference, shall not be released, shall be unaffected hereby, and shall remain in full force and effect.

12. Reimbursement. If Skinner or his heirs, executors, administrators, successors or assigns (a) breaches Paragraphs 6, 7, 10(a) or 13 of this Agreement, or (b) attempts to challenge the enforceability of this Agreement, or
(c) files a charge of discrimination, a lawsuit, or a claim of any kind for any matter released herein, all further payments and benefits owed under Paragraph 2 of the Agreement shall terminate and Skinner or his heirs, executors, administrators, successors or assigns shall be obligated to tender back to the Company all payments made to him or them under Paragraph 2 of this Agreement (except for $10,000, which represents the consideration received by Skinner in exchange for the release and waiver of rights or claims under the Age Discrimination in Employment Act of 1967, as amended), and to indemnify and hold harmless the Company from and against all liability, costs and expenses, including attorneys' fees, arising out of said breach, challenge or action by Skinner, his heirs, executors, administrators, successors or assigns.

13. Future Cooperation. In connection with any and all claims, disputes, negotiations, governmental or internal investigations, lawsuits or administrative proceedings (the "Legal Matters") involving the Company, or any of its current or former officers, employees or Board members (collectively, the "Disputing Parties" or, individually, a "Disputing Party"), Skinner agrees to make himself available, upon reasonable notice from the Company and without the necessity of subpoena, to provide information or documents, provide declarations or statements regarding a Disputing Party, meet with attorneys or other representatives of a Disputing Party, prepare for and give depositions or testimony, and/or otherwise cooperate in the investigation, defense or prosecution of any or all such Legal Matters, as may, in the sole judgment of the Company, be reasonably requested. The Company agrees to make reasonable efforts to accommodate Skinner's schedule in requesting his services under this Paragraph 13. The Company further agrees to reimburse Skinner's reasonable out of pocket expenses incurred in complying with the terms of this Paragraph 13.

14. Amendment. This Agreement may not be altered, amended, or modified except in writing signed by both Skinner and the Company.

15. Joint Participation. The parties hereto participated jointly in the negotiation and preparation of this Agreement, and each party has had the opportunity to obtain the advice of legal counsel and to review and comment upon the Agreement. Accordingly, it is agreed that no rule of construction shall apply against any party or in favor of any party. This Agreement shall be construed as if the parties jointly prepared this Agreement, and any uncertainty or ambiguity shall not be interpreted against one party and in favor of the other.

16. Notice. All notices, requests, demands, claims and other communications hereunder shall be in writing. Any notice, request, demand, claim, or other communication hereunder shall be deemed duly given (i) three (3) business days after it is sent by registered or certified mail, return receipt requested, postage prepaid, (ii) when receipt is electronically confirmed, if sent by fax (provided that a hard copy shall be promptly sent by first class mail), or (iii) one (1) business day following deposit with a recognized national overnight courier service for next day delivery, charges prepaid, and, in each case, addressed to the intended recipient, as set forth below:

         To the Company:            USFreightways Corporation
                                    8550 West Bryn Mawr Avenue
                                    Suite 700
                                    Chicago, Illinois   60631
                                    Attn:   Richard C. Pagano
                                    Senior Vice President, General Counsel and
                                    Secretary

         With a copy to:            William N. Weaver, Jr., Esq.
                                    Sachnoff & Weaver, Ltd.
                                    30 South Wacker Drive
                                    Suite 2900
                                    Chicago, Illinois   60606

         To the Employee:           Samuel K. Skinner
                                    11 Indian Hill Road
                                    Winnetka, Illinois   60093

         With a copy to:            Herbert W. Krueger, Esq.
                                    Mayer Brown Rowe & Maw
                                    190 South LaSalle Street
                                    Chicago, Illinois  60603

Either party may give any notice, request, demand, claim or other communication hereunder using any other means (including personal delivery, expedited courier, messenger service, telecopy, telex, ordinary mail or electronic mail), but no such notice, request, demand, claim or other communication shall be deemed to have been duly given unless and until it actually is delivered to the individual for whom it is intended. Either party may change the address to which notices, requests, demands, claims and other communications hereunder are to be delivered by giving the other party notice in the manner herein set forth.

17. Applicable Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Illinois, without reference to its conflict of law provisions. Furthermore, Skinner agrees and consents to submit to personal jurisdiction in the state of Illinois in any state or federal court of competent subject matter jurisdiction situated in Cook County, Illinois. Skinner further agrees that the sole and exclusive venue for any suit arising out of, or seeking to enforce, the terms of this Agreement shall be in a state or federal court of competent subject matter jurisdiction situated in Cook County, Illinois. In addition, Skinner waives any right to challenge in another court any judgment entered by such Cook County court or to assert that any action instituted by the Company in any such court is in the improper venue or should be transferred to a more convenient forum.

18. Headings. The headings in this Agreement are inserted for convenience only and are not to be considered a construction of the provisions hereof.

19.  Execution  of  Agreement.   This  Agreement  may  be  executed  in  several
counterparts, each of which shall be considered an original, but which when taken together, shall constitute one Agreement.

PLEASE READ THIS AGREEMENT AND CAREFULLY CONSIDER ALL OF ITS PROVISIONS BEFORE SIGNING IT. THIS AGREEMENT CONTAINS A RELEASE OF ALL KNOWN AND UNKNOWN CLAIMS, INCLUDING THOSE UNDER THE FEDERAL AGE DISCRIMINATION IN EMPLOYMENT ACT, AND OTHER FEDERAL, STATE AND LOCAL LAWS PROHIBITING DISCRIMINATION IN EMPLOYMENT.

IN WITNESS WHEREOF, Skinner and the Company have voluntarily signed this Retirement Agreement and General Release consisting of seven (7) pages on the date set forth above.

USFreightways Corporation



By: /s/ John W. Puth
        ____________
        John W. Puth
Its: Chairman of the Compensation Committee              /s/  Samuel K. Skinner
                                                             __________________
                                                              Samuel K. Skinner

                              ATTACHMENT


8. Protective Covenants. The Executive acknowledges and agrees that solely by virtue of his employment by, and relationship with, the Employer, he has acquired and will acquire "Confidential Information", as hereinafter defined, as well as special knowledge of the Employer's relationships with its customers and suppliers, and that, but for his association with the Employer, the Executive would not or will not have had access to said Confidential Information or knowledge of said relationships. The Executive further acknowledges and agrees
(i) that the Employer has long term, near-permanent relationships with its customers and suppliers, and that those relationships were developed at great expense and difficulty to the Employer over several years of close and continuing involvement; and (ii) that the Employer's relationships with its customers and suppliers are and will continue to be valuable, special and unique assets of the Employer and that the identity of its customers and suppliers is kept under tight security with the Employer and cannot be readily ascertained from publicly available materials or from materials available to the Employer's competitors. In return for the consideration described in this Agreement, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, and as a condition precedent to the Employer entering into this Agreement, and as an inducement to the Employer to do so, the Executive hereby represents, warrants, and covenants as follows:

A. The Executive has executed and delivered this Agreement as his free and voluntary act, after having determined that the provisions contained herein are of a material benefit to him, and that the duties and obligations imposed on him hereunder are fair and reasonable and will not prevent him from earning a comparable livelihood following the termination of his employment with the Employer.

B. The Executive has read and fully understands the terms and conditions set forth herein, has had time to reflect on and consider the benefits and consequences of entering into this Agreement, and has had the opportunity to review the terms hereof with an attorney or other representative, if he so chooses.

C. The execution and delivery of this Agreement by the Executive does not conflict with, or result in a breach of or constitute a default under, any agreement or contract, whether oral or written, to which the Executive is a party or by which the Executive may be bound.

D. The Executive agrees that, during the time of his employment with the Employer and for a period of one (1) year following the later of (i) the termination of the Executive's employment hereunder pursuant to Paragraph 6B or 6E, or (ii) one year following the date of the last payment provided for under Paragraph 7B, the Executive will not, except on behalf of the Employer, anywhere in North America, or in any other place or venue where the Employer or any affiliate, subsidiary, or division thereof now conducts or operates, or may conduct or operate, its business prior to the date of the Executive's termination of employment:

(1) directly or indirectly, contact, solicit or direct any person, firm, corporation, association or other entity to contact or solicit, any of the Employer's customers, prospective customers, or suppliers (as hereinafter defined) for the purpose of providing any products and/or services that are the same as or similar to the products and services provided by the Employer to its customers during the term hereof. In addition, the Executive will not disclose the identity of any such customers, prospective customers, or suppliers, or any part thereof, to any person, firm, corporation, association, or other entity for any reason or purpose whatsoever; or

(2) solicit or accept if offered to him, with or without solicitation, on his own behalf or on behalf of any other person, the services of any person who is a current employee of the Employer (or was an employee of the Employer during the year preceding such solicitation), nor solicit any of the Employer's current employees (or an individual who was an employee of the Employer during the year preceding such solicitation) to terminate employment with the Employer, nor agree to hire any current employee (or an individual who was an employee of the Employer during the year preceding such hire) of the Employer into employment with himself or any company, individual or other entity (provided, however, and notwithstanding the foregoing, the Executive shall not be precluded from hiring any current employee (or an individual who was an employee of the Employer during the year preceding such hire) of the Employer into any position of public service with a federal, state, or local governmental entity or agency so long as the Executive does not solicit the services of such employee or former employee); or

(3) directly or indirectly, whether as an investor (excluding investments representing less than one percent (1%) of the common stock of a public company), lender, owner, stockholder, officer, director, consultant, employee, agent, salesperson or in any other capacity, whether part-time or full-time, become associated with any business involved in a business similar to, or comparable to, the business of the Employer or any affiliate of the Employer; or

(4) act as a consultant, advisor, officer, manager, agent, director, partner, independent contractor, owner, or employee for or on behalf of any of the Employer's customers, prospective customers, or suppliers (as hereinafter defined), with respect to or in any way with regard to any aspect of the Employer's business and/or any other business activities in which the Employer engages during the term hereof.

E. The Executive acknowledges and agrees that the scope described above is necessary and reasonable in order to protect the Employer in the conduct of its business and that, if the Executive becomes employed by another employer, he shall be required to disclose the existence of this Paragraph 8 to such employer and the Executive hereby consents to and the Employer is hereby given permission to disclose the existence of this Paragraph 8 to such employer.

F. For purposes of this Paragraph 8, "customer" shall be defined as any person, firm, corporation, association, or entity that purchased any type of product and/or service from the Employer or is or was doing business with the Employer or the Executive within the twelve (12) month period immediately preceding termination of the Executive's employment. For purposes of this Paragraph 8, "prospective customer" shall be defined as any person, firm, corporation, association, or entity contacted or solicited by the Employer or the Executive (whether directly or indirectly) or who contacted the Employer or the Executive (whether directly or indirectly) within the twelve (12) month period immediately preceding termination of the Executive's employment for the purpose of having such persons, firms, corporations, associations, or entities become a customer of the Employer. For purposes of this Paragraph 8, "supplier" shall be defined as any person, firm, corporation, association, or entity who is or was doing business with the Employer or the Executive or who was contacted or solicited by the Employer or the Executive (whether directly or indirectly) or who contacted or solicited the Employer or the Executive (whether directly or indirectly) within the twelve (12) month period immediately preceding termination of the Executive's employment.

G. The Executive agrees that both during his employment and thereafter the Executive will not, for any reason whatsoever, use for himself or disclose to any person not employed by the Employer any "Confidential Information" of the Employer acquired by the Executive during his relationship with the Employer, both prior to and during the term of this Agreement. The Executive further agrees to use Confidential Information solely for the purpose of performing duties with, or for, the Employer and further agrees not to use Confidential Information for his own private use or commercial purposes or in any way detrimental to the Employer. The Executive agrees that "Confidential Information" includes but is not limited to: (1) any financial, engineering, business, planning, operations, services, potential services, products, potential products, technical information and/or know-how, organization charts, formulas, business plans, production, purchasing, marketing, pricing, sales, profit, personnel, customer, broker, supplier, or other lists or information of the Employer; (2) any papers, data, records, processes, methods, techniques, systems, models, samples, devices, equipment, compilations, invoices, customer lists, or documents of the Employer; (3) any confidential information or trade secrets of any third party provided to the Employer in confidence or subject to other use or disclosure restrictions or limitations; and (4) any other information, written, oral, or electronic, whether existing now or at some time in the future, whether pertaining to current or future developments, and whether previously accessed during the Executive's tenure with the Employer or to be accessed during his future employment with the Employer, which pertains to the Employer's affairs or interests or with whom or how the Employer does business. The Employer acknowledges and agrees that Confidential Information does not include (a) information properly in the public domain, (b) information in the Executive's possession prior to the date of his original association with the Employer, or (c) information which is required to be disclosed by law or legal process provided that the Executive notifies the Employer prior to or, if such advance notification is not possible, promptly after such disclosure and cooperates with the Employer in obtaining any protective order regarding or other confidential treatment of such information.

H. In the event that the Executive intends to communicate information to any individual(s), entity or entities (other than the Employer), to permit access by any individual(s), entity or entities (other than the Employer), or to use information for the Executive's own account or for the account of any individual(s), entity or entities (other than the Employer) and such information would be Confidential Information hereunder but for the exceptions set out at
(a) and (b) of Paragraph G of this Agreement, the Executive shall notify the Employer of such intent in writing, including a description of such information, no less than fifteen (15) days prior to such communication, access or use.

I. During and after the term of employment hereunder, the Executive will not remove from the Employer's premises any documents, records, files, notebooks, correspondence, reports, video or audio recordings, computer printouts, computer programs, computer software, price lists, microfilm, drawings or other similar documents containing Confidential Information, including copies thereof, whether prepared by him or others, except as his duty shall require, and in such cases, will promptly return such items to the Employer. Upon termination of his employment with the Employer, all such items including summaries or copies thereof, then in the Executive's possession, shall be returned to the Employer immediately.

J. The Executive recognizes and agrees that all ideas, inventions, patents, copyrights, copyright designs, trade secrets, trademarks, processes, discoveries, enhancements, software, source code, catalogues, prints, business applications, plans, writings, and other developments or improvements and all other intellectual property and proprietary rights and any derivative work based thereon (the "Inventions") conceived by the Executive, alone or with others, during the term of his employment, whether or not during working hours, that are within the scope of the Employer's business operations or that relate to any of the Employer's work or projects (including any and all inventions based wholly or in part upon ideas conceived during the Executive's employment with the Employer), are the sole and exclusive property of the Employer. The Executive further agrees that (1) he will promptly disclose all Inventions to the Employer and hereby assigns to the Employer all present and future rights he has or may have in those Inventions, including without limitation those relating to patent, copyright, trademark or trade secrets; and (2) all of the Inventions eligible under the copyright laws are "work made for hire." At the request of the
Employer, the Executive will do all things deemed by the Employer to be reasonably necessary to perfect title to the Inventions in the Employer and to assist in obtaining for the Employer such patents, copyrights or other protection as may be provided under law and desired by the Employer, including but not limited to executing and signing any and all relevant applications, assignments or other instruments. Notwithstanding the foregoing, pursuant to the Employee Patent Act, Illinois Public Act 83-493, the Employer hereby notifies the Executive that the provisions of this Paragraph 8 shall not apply to any Inventions for which no equipment, supplies, facility or trade secret information of the Employer was used and which were developed entirely on the Executive's own time, unless (1) the Invention relates (i) to the business of the Employer, or (ii) to actual or demonstrably anticipated research or development of the Employer, or (2) the Invention results from any work performed by the Executive for the Employer.

K. The Executive acknowledges and agrees that all customer lists, supplier lists, and customer and supplier information, including, without limitation, addresses and telephone numbers, are and shall remain the exclusive property of the Employer, regardless of whether such information was developed, purchased, acquired, or otherwise obtained by the Employer or the Executive. The Executive also agrees to furnish to the Employer on demand at any time during the term of this Agreement, and upon the termination of this Agreement, any other records, notes, computer printouts, computer programs, computer software, price lists, microfilm, or any other documents related to the Employer's business, including originals and copies thereof.

L. The Executive acknowledges that he may become aware of "material" nonpublic information relating to customers whose stock is publicly traded. The Executive acknowledges that he is prohibited by law as well as by Employer policy from trading in the shares of such customers while in possession of such information or directly or indirectly disclosing such information to any other persons so that they may trade in these shares. For purposes of this Paragraph L, "material" information may include any information, positive or negative, which might be of significance to an investor in determining whether to purchase, sell or hold the stock of publicly traded customers. Information may be significant for this purpose even if it would not alone determine the investor's decision.
Examples include a potential business acquisition, internal financial information that departs in any way from what the market would expect, the acquisition or loss of a major contract, or an important financing transaction.

M. It is agreed that any breach or anticipated or threatened breach of any of the Executive's covenants contained in this Paragraph 8 will result in irreparable harm and continuing damages to the Employer and its business and that the Employer's remedy at law for any such breach or anticipated or threatened breach will be inadequate and, accordingly, in addition to any and all other remedies that may be available to the Employer at law or in equity in such event, any court of competent jurisdiction may issue a decree of specific performance or issue a temporary and permanent injunction, without the necessity of the Employer posting bond or furnishing other security and without proving special damages or irreparable injury, enjoining and restricting the breach, or threatened breach, of any such covenant, including, but not limited to, any injunction restraining the Executive from disclosing, in whole or part, any Confidential Information. The Executive acknowledges the truthfulness of all factual statements in this Agreement and agrees that he is estopped from and will not make any factual statement in any proceeding that is contrary to this Agreement or any part thereof.

                            EXHIBIT 31.1

                          CERTIFICATION

I, Neil A. Springer, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of USF Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August  6, 2003
                                              /s/ Neil A. Springer
                                                  ________________
                                                  Neil A. Springer
                                                  Lead Director

                             EXHIBIT 31.2

                           CERTIFICATION

I, Christopher L. Ellis, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of USF Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 6, 2003
                     /s/ Christopher L. Ellis
                         ____________________
                         Christopher L. Ellis
                         Senior Vice President, Finance, Chief Financial Officer

                                  EXHIBIT 32.1


                           CERTIFICATION OF LEAD DIRECTOR
                       PURSUANT TO 18 U.S.C. SECTION 1350(a)

In connection with the accompanying Quarterly Report on Form 10-Q of USF Corporation for the quarter ended July 5, 2003, I, Neil A. Springer, Lead Director of USF Corporation, hereby certify pursuant to 18 U.S.C. Section 1350(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Quarterly Report on Form l0-Q for the quarter ended July 5, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Quarterly Report on Form 10-Q for the quarter ended July 5, 2003, fairly presents, in all material respects, the financial condition and results of operations of USF Corporation.

A signed original of this written statement required by Section 906 has been provided to USF Corporation and will be retained by USF Corporation and furnished to the Securities and Exchange Commission or its staff upon request.


/s/Neil A. Springer
   ________________
   Neil A. Springer
   Lead Director

   Date: August 6, 2003


                            EXHIBIT 32.2

          CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
               PURSUANT TO 18 U.S.C. SECTION 1350(a)

In connection with the accompanying Quarterly Report on Form 10-Q of USF Corporation for the quarter ended July 5, 2003, I, Christopher L. Ellis, Senior Vice President, Finance and Chief Financial Officer of USF Corporation, hereby certify pursuant to 18 U.S.C. Section 1350(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) such Quarterly Report on Form l0-Q for the quarter ended July 5, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Quarterly Report on Form 10-Q for the quarter ended July 5, 2003, fairly presents, in all material respects, the financial condition and results of operations of USF Corporation.

A signed original of this written statement required by Section 906 has been provided to USF Corporation and will be retained by USF Corporation and furnished to the Securities and Exchange Commission or its staff upon request.


/s/ Christopher L. Ellis
    ____________________
    Christopher L. Ellis
    Senior Vice President, Finance and Chief Financial Officer

    Date:  August 6, 2003