Form 10-Q
period 2003-10-04
USF CORP
filed 2003-11-07
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
                            Washington D. C. 20549

                                  Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 4, 2003, OR

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

    8550 W. Bryn Mawr Avenue, Suite 700
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

As of November 5, 2003, 27,425,314 shares of common stock were outstanding.

                             PART I: FINANCIAL INFORMATION



Item 1.                           Financial Statements.

                                     USF Corporation
                             Condensed Consolidated Balance Sheets
                              Unaudited (Dollars in Thousands)

                                                            As of
                                            -----------------------------------
                                                  October 4,       December 31,
                                                       2003               2002
-------------------------------------------------------------------------------

Assets
Current assets:
     Cash                                       $     83,385       $     54,158
     Accounts receivable, net                        288,355            269,583
     Operating supplies and prepaid expenses          33,304             33,180
     Deferred income taxes                            41,322             53,086
                                                ------------       ------------
          Total current assets                       446,366            410,007
                                                ------------       ------------

Property and equipment, net                          779,931            760,153
Goodwill                                             100,808            100,504
Other assets                                          27,890             24,607
                                                ------------       ------------
Total assets                                    $  1,354,995       $  1,295,271
                                                ============       ============

Liabilities and stockholders' equity
Current liabilities:
     Current debt                               $         59       $        367
     Accounts payable                                 55,214             59,691
     Accrued salaries, wages and benefits            102,690             89,765
     Accrued claims and other                        104,923             90,245
                                                ------------        -----------
          Total current liabilities                  262,886            240,068
                                                ------------        -----------
Long-term liabilities:
     Notes payable and long-term debt                250,103            252,129
     Accrued claims and other                         93,963             84,079
     Deferred income taxes                           101,558             99,864
                                                ------------        -----------
          Total long-term liabilities                445,624            436,072
                                                ------------        -----------


Total stockholders' equity                           646,485            619,131
                                                ------------        -----------
Total liabilities and stockholders' equity      $  1,354,995        $ 1,295,271
                                                ============        ===========

See accompanying Notes to Condensed Consolidated Financial Statements.

                                      USF Corporation
                  Condensed  Consolidated Statements of Operations
                  Unaudited (Dollars in Thousands, Except Per-Share Amounts)

                                     Quarter Ended            Year-to-Date
                              ------------------------  ------------------------
                               October 4, September 28, October 4, September 28,
                                    2003          2002       2003          2002
--------------------------------------------------------------------------------
Revenue:
   LTL Trucking                   $ 486,449   $ 483,318  $1,447,784  $1,388,709
   TL Trucking                       33,669      29,649      96,663      83,484
   Logistics                         67,734      67,707     209,147     203,852
   Intercompany eliminations         (3,147)     (2,189)     (8,102)     (6,208)
                                   --------    --------   ---------   ---------
Total revenue                       584,705     578,485   1,745,492   1,669,837

Operating expenses:
   LTL Trucking                     456,136     452,729   1,375,359   1,312,742
   TL Trucking                       31,893      28,075      93,402      79,492
   Logistics                         64,807      64,823     203,882     196,602
   Freight Forwarding-
     Asia exit costs                      -           -           -      12,760
   Corporate and other                6,630       7,262      20,548      20,395
   Intercompany eliminations         (3,147)     (2,189)     (8,102)     (6,208)
                                   --------    --------   ---------   ---------
Total operating expenses            556,319     550,700   1,685,089   1,615,783

Income from operations               28,386      27,785      60,403      54,054
                                   --------    --------   ---------   ---------
Non-operating income/(expense):
   Interest expense                  (5,175)     (5,110)    (15,658)    (15,340)
   Interest income                      221         373         639       1,771
   Other, net                          (506)       (419)       (932)       (800)
                                   --------    --------   ---------   ---------
Net non-operating expense            (5,460)     (5,156)    (15,951)    (14,369)
                                   --------    --------   ---------   ---------
Income from continuing operations
   before income taxes and
   cumulative effects of
   accounting changes                22,926      22,629      44,452      39,685

Income tax expense                   (9,835)     (9,183)    (19,007)    (20,059)
                                   --------    --------   ---------   ---------
Income from continuing operations
   before cumulative effects of
   accounting changes                13,091      13,446      25,445      19,626
Loss from discontinued operations,
   net of tax benefits of $96,
   $1,928, $130 and $6,373,
   respectively                        (130)     (8,127)       (175)    (16,030)
                                   --------    --------   ---------   ---------
Income before cumulative effects
   of accounting changes             12,961       5,319      25,270     ( 3,596)
Cumulative effect of change in
   accounting for revenue
   recognition, net of tax
   benefits of $1,064                     -           -      (1,467)          -
Cumulative effect of change in
   accounting for goodwill                -           -           -     (70,022)
                                   --------    --------   ---------   ---------
Net income/(loss)                 $  12,961   $   5,319   $  23,803   $ (66,426)
                                   ========    ========   =========   =========

Income per share from
   continuing operations:
               Basic              $    0.48   $    0.50   $    0.94   $    0.73
               Diluted                 0.48        0.49        0.93        0.72
Loss per share from discontinued
   operations:
               Basic                  (0.01)      (0.30)      (0.01)      (0.60)
               Diluted                (0.01)      (0.30)      (0.01)      (0.59)
Loss per share - cumulative
   effects of changes in
    accounting:
               Basic                     -           -       (0.05)       (2.60)
               Diluted                   -           -       (0.05)       (2.56)

Income/(loss) per share:
               Basic                   0.47        0.20        0.88       (2.47)
               Diluted                 0.47        0.19        0.87       (2.43)


Weighted-average shares
   outstanding:
               Basic             27,300,493  26,924,123  27,135,187  26,872,059
               Diluted           27,444,809  27,338,300  27,260,348  27,344,357

See accompanying Notes to Condensed Consolidated Financial Statements.

                                     USF Corporation
                     Condensed Consolidated Statements of Cash Flows
                              Unaudited (Dollars in Thousands)

                                                             Year-to-Date
                                                     ---------------------------
                                                      October 4,   September 28,
                                                           2003           2002
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income/(loss)                                  $   23,803     $  (66,426)
  Loss from discontinued operations                         175         16,030
                                                       --------       --------
  Income/(loss) from continuing operations after
    cumulative effects of accounting changes             23,978        (50,396)

  Adjustments to reconcile net income/(loss) from
    continuing operations after accounting changes
    to net cash provided by operating activities:
      Depreciation of property and equipment             76,658         73,729
      Cumulative effects of accounting changes            1,467         70,022
      Amortization of intangible assets                   1,568            934
      Deferred taxes                                     13,458           (838)
      Gains on sale of property and equipment            (3,284)        (2,273)
      Increase/(decrease) in other items affecting
        cash from operating activities                   14,365         (5,652)
                                                       --------       --------
Net cash provided by operating activities               128,210         85,526
                                                       --------       --------
Cash flows from investing activities:
  Acquisitions                                           (4,883)             -
  Capital expenditures                                  (98,929)       (89,835)
  Proceeds from sale of property and equipment            8,925          5,791
  Disposition of USF Asia                                     -         (6,000)
                                                       --------       --------
Net cash used in investing activities                   (94,887)       (90,044)
                                                       --------       --------
Cash flows from financing activities:
  Dividends paid                                        (10,135)        (7,497)
  Employee and director stock transactions               11,503          7,011
  Repurchase of common stock                               (336)             -
  Payments on long-term bank debt                        (3,217)          (323)
  Net change in short-term bank debt                     (1,911)          (608)
                                                       --------       --------
Net cash used in financing activities                    (4,096)        (1,417)
                                                       --------       --------
Net cash provided by discontinued operations                  -          3,837
                                                       --------       --------
Net increase/(decrease) in cash                          29,227         (2,098)
                                                       --------       --------
Cash at beginning of period                              54,158         72,105
                                                       --------       --------
Cash at end of period                                $   83,385     $   70,007
                                                       ========       ========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                    $    9,940     $    9,813
         Income taxes                                $    5,291     $   10,792

Non-cash transactions: debt assumed in connection
     with acquisition                                $    2,794     $        -

See accompanying Notes to Condensed Consolidated Financial Statements.

                              USF Corporation
     Condensed Consolidated Statements of Changes in  Stockholders' Equity
                       Unaudited (Dollars in Thousands)


                                                           Year-to-Date
                                                    -------------------------
                                                    October 4,   September 28,
                                                        2003            2002
                                                    --------        --------

Balance as of December 31, 2002 and 2001          $  619,131      $  687,652
                                                    --------        --------
Net income/(loss)                                     23,803         (66,426)
Foreign currency translation adjustments                   -              67
                                                    --------        --------
   Comprehensive income/(loss)                        23,803         (66,359)

Employee and director stock transactions              11,503           7,011
Repurchase of common stock                              (336)              -
Dividends declared                                    (7,616)         (7,532)

                                                    --------        --------
Balance as of October 4, 2003 and
   September 28, 2002                             $  646,485      $  620,772
                                                    ========        ========

See accompanying Notes to Condensed Consolidated Financial Statements.

               Notes to Condensed Consolidated Financial Statements

       Unaudited (Dollars in Thousands, Except Share and Per Share Amounts,
                           unless otherwise indicated)

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

     In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our consolidated financial position as of October 4, 2003, the consolidated results of our operations for both the quarters and year-to-date periods ended October 4, 2003 and September 28, 2002, and our consolidated cash flows for the year-to-date periods ended October 4, 2003 and September 28, 2002. Operating results for the year-to-date period ended October 4, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     We report on a calendar year basis. Our quarters consist of thirteen weeks that end on a Saturday either before or after the end of March, June and September.

Revenue Recognition

     Effective January 1, 2003, we changed our method of accounting for revenue and expense recognition for our less-than-truckload ("LTL") and truckload ("TL") segments. Under the new accounting method, we recognize revenue for LTL and TL operations by the allocation of revenue between reporting periods based on the relative transit time in each reporting period with expenses recognized as incurred. This change in the method of accounting was made to recognize the increase in our length of haul of freight, which resulted from implementation of our new marketing strategies. We believe that the new method of recognizing revenue and expense is preferable. The cumulative effect of change in accounting principle on prior years resulted in an after-tax charge to income of $1,467 (net of income taxes of $1,064) in the first quarter of 2003.

     Pro forma income from continuing operations and net income for both the quarter and year-to-date periods ended October 4, 2003 and September 28, 2002 were as follows:

                                  Quarter Ended                Year-to-Date
                             ---------------------------------------------------
                             October 4,  September 28, October 4,  September 28,
                                 2003           2002        2003          2002
                             ---------------------------------------------------

Income from continuing
  operations before cumulative
  effects of accounting changes:
     As reported                $ 13,091     $ 13,446     $ 25,445     $ 19,626
     Pro forma                    13,091       13,399       25,445       18,876

Net income/(loss):
     As reported                  12,961        5,319       23,803      (66,426)
     Pro forma                    12,961        5,272       25,270      (67,176)

Income per share from
  continuing operations
  before cumulative effects
  of accounting changes:
     As reported, basic          $  0.48     $   0.50     $   0.94     $   0.73
     Pro forma, basic               0.48         0.50         0.94         0.70
     As reported, diluted           0.48         0.49         0.93         0.72
     Pro forma, diluted             0.48         0.49         0.93         0.69

Net income/(loss) per share:
     As reported, basic             0.47         0.20         0.88        (2.47)
     Pro forma, basic               0.47         0.20         0.93        (2.50)
     As reported, diluted           0.47         0.19         0.87        (2.43)
     Pro forma, diluted             0.47         0.19         0.93        (2.46)


     Logistics revenue from warehousing is recognized upon the performance of services. Revenue from dedicated fleet shipments is recognized upon delivery, which is generally the same day as the day of pickup. Domestic ocean freight forwarding transportation revenue is recognized at the time freight is tendered to an ocean going vessel at origin.

     We periodically engage owner-operator drivers to deliver freight in our LTL business as well as our TL and logistics businesses. In all cases, we remain the primary obligor with our customers and act as the principal in the transaction. In addition, we select the owner-operators to provide these services. We also maintain the risks associated with freight delivery such as losses for damaged or lost freight. As a result, revenue in our LTL, TL, and logistics segments that is related to freight and other transportation services provided on our behalf by other carriers is reported on a gross basis.

Allowance for Doubtful Accounts

     Our operating segments have credit and collection procedures that are followed to determine which customers are extended credit for services provided. Services provided to customers where we are not able to determine their creditworthiness are done on a cash on delivery basis. We have developed a methodology based on write-off history that we apply to our open accounts receivable to assess the adequacy of our allowance for debts. Our analysis provides for allowance needs that we may have for large customers that may be experiencing financial difficulty as well as the overall conditions in the economy.

Casualty Claims

     Casualty claim reserves represent management's estimates of claims for property damage, public liability and workers compensation. We manage casualty claims with the assistance of a third-party administrator ("TPA") along with its insurers. Currently, we have a retention/deductible of $5,000 for public liability and $2,500 for workers' compensation. We promote prevention as a key component in minimizing exposure to casualty claim losses. We have developed comprehensive programs that emphasize and encourage employee safety and accident prevention. When collisions or injuries occur, their outcomes are managed closely to bring them to conclusion efficiently, fairly, and quickly by us, our TPA, and insurers. Processes are in place to identify, evaluate, and develop individual cases as soon as possible, to facilitate recovery and return to work, or to mitigate damages. We have developed an extensive program to aid the employee's recovery from injury, return to work, and allow resumption of the individual's normal lifestyle. We closely monitor the casualty accruals and methodologies for accuracy. Extensive analysis enables us to estimate casualty reserves, provide for incurred but not reported cases, and develop patterns of cases consistently and adequately.

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

     The following table presents information necessary to calculate basic and diluted earnings per share:

                                  Quarter Ended             Year-to-Date
                           ----------------------------------------------------
                           October 4,  September 28,   October 4,  September 28,
                                2003         2002         2003         2002
                           ----------------------------------------------------

Weighted-average shares
   Outstanding - basic       27,300,493   26,924,123   27,135,187   26,872,059
Common stock equivalents        144,316      414,177      125,161      472,298
                             ----------   ----------   ----------   ----------
Weighted-average shares
   Equivalent - diluted      27,444,809   27,338,300   27,260,348   27,344,357
                             ==========   ==========   ==========   ==========
Anti-dilutive unexercised
   options excluded
   from calculations          1,424,800      987,000    1,424,800      987,000
                             ==========   ==========   ==========   ==========

3. Debt

     Our debt includes $100,000 of unsecured guaranteed notes due May 1, 2009 and $150,000 of unsecured guaranteed notes due April 15, 2010.

     Our guaranteed notes are fully and unconditionally guaranteed, on a joint and several basis, and on an unsecured senior basis, by substantially all of our direct and indirect domestic subsidiaries (the "Subsidiary Guarantors"). All of the assets are owned by the Subsidiary Guarantors and substantially all of our operations are conducted by the Subsidiary Guarantors. Accordingly, the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity shown in our consolidated financial statements. Our subsidiaries, other than the Subsidiary Guarantors, are minor. There are no restrictions on our ability to obtain funds from our subsidiaries by dividend or loan. We, therefore, are not required to present separate financial statements of our Subsidiary Guarantors, and other disclosures relating to them.

     We have a $200,000 credit facility with a group of banks that will expire in October 2005. This facility is for working capital, general corporate funding needs, and up to $125,000 for letters of credit under our self-insurance program. As of October 4, 2003 we had no borrowings drawn under the facility and approximately $88,000 in issued letters of credit.


4. Stock Repurchases

     On July 24, 2000, we announced the authorized buyback of up to 1,000,000 shares of our common stock. This repurchase program is not yet completed. In February 2003, we repurchased 14,000 common shares in the public market at $24 per share. There were no shares repurchased in the year-to-date period ended September 28, 2002. From July 24, 2000 through October 4, 2003, we repurchased 468,200 shares.


5. Goodwill and Other Intangible Assets

     Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which became effective January 1, 2002, goodwill and other intangible assets with indefinite lives are no longer amortized but are subject to impairment tests annually.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 required us, by June 30, 2002, to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, we determined the carrying value of each of our reporting units as of January 1, 2002 and compared such values with the fair value estimates of those reporting units. The fair values of the reporting units were estimated using the present value of expected future cash flows. To the extent a reporting unit's carrying value exceeded its fair value estimate, which was the case for USF Worldwide, an indication existed that the reporting unit's goodwill was impaired and we then had to perform the second step of the transitional impairment test. The second step of the impairment test required us to compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to its individual assets and liabilities, to its carrying amount, both of which were measured as of the date of adoption. SFAS No. 142 required any transitional impairment loss to be recognized as a cumulative effect of a change in accounting principle in the consolidated statement of operations.

     As a result of USF Worldwide's continued losses through the first quarter of 2002, and its forecasted results thereafter, we determined that the total carrying amount of goodwill at January 1, 2002 was impaired.

     We recorded an impairment charge of $70,022 at USF Worldwide, our discontinued freight forwarding segment, which was shown as a cumulative effect of change in accounting for goodwill in the first quarter of 2002.

     The changes in carrying amounts of goodwill by segment for the year-to-date period ended October 4, 2003 were as follows:

                                                              Corporate
                                   LTL       TL     Logistics  and Other  Total
                                 -------   -------   -------   -------   -------
Balance as of December 31, 2002 $ 57,273  $ 10,574  $ 32,657   $     -  $100,504
Additions                              -       304         -         -       304
                                 -------   -------   -------   -------   -------
Balance as of October 4, 2003   $ 57,273  $ 10,878  $ 32,657   $     -  $100,808
                                 =======   =======   =======   =======   =======


Intangible assets subject to amortization consist of the following:

                                            As of                As of
                                     October 4, 2003        December 31, 2002
                                 ----------------------  ----------------------
                                  Gross                   Gross
                      Average    Carrying  Accumulated   Carrying  Accumulated
                    Life (Yrs)    Amount   Amortization   Amount   Amortization
                    ----------   --------  ------------  --------  ------------
Customer lists           5       $  9,444    $ (6,624)   $  6,073    $  (5,078)
Non-competes             5          5,347      (5,178)      5,156       (5,156)
                                 --------  ------------  --------  ------------
Total                            $ 14,791    $(11,802)   $ 11,229    $ (10,234)
                                 ========  ============  ========  ============


     Aggregate amortization expense for the quarters ended October 4, 2003 and September 28, 2002 was $673 and $309, respectively. Aggregate amortization expense for the year-to-date periods ended October 4, 2003 and September 28, 2003 was $1,568 and $934, respectively.

     Estimated amortization expense for each of the years ending December 31 is as follows:

    Year
   ------
    2003              $ 2,242
    2004                  769
    2005                  569
    2006                  537
    2007 and beyond       440
                      -------
    Total             $ 4,557
                      =======

6. Recent Accounting Pronouncements

     On November 25, 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees", Including Indirect Guarantees of Indebtedness to Others), which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of Interpretation No. 5, Accounting for Contingencies, SFAS No. 57 Related Party Disclosures, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Interpretaion also incorporates, without change, the provisions of Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which it supersedes. The Interpretation does identify several situations where the recognition of a liability at inception for a guarantor's obligation is not required. The initial recognition and measurement provisions of this Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this Interpretation did not have an impact on financial statements and related disclosures.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No.123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial
Reporting", to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123 in paragraphs 2(a) - 2(e) of this Statement are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 in paragraph 2(f) of this Statement and the amendment to Opinion No. 28 in paragraph 3 of this statement were effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As is allowed, we have adopted the disclosure requirements under SFAS No. 148.

     In March 2003, the FASB issued Interpretation No. 46. This Interpretation of Accounting Research Bulletin No. 5, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. This Interpretation applies to variable interest entities created after January 1, 2002, and to variable interest entities in which an enterprise obtains an interest after that date. We have no investments in or known contractual arrangements with variable interest entities and therefore, this Interpretation has no impact on our financial statements and related disclosures.

     In May 2003, the FASB issued SFAS No. 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement provides guidance as to the appropriate classification of certain financial statement instruments that have characteristics of both liabilities and equity. This statement is effective at the beginning of the first interim period after June 15, 2003. Adoption of this Statement did not have an impact on our financial statements and related disclosures.

7. Acquisitions

     In February 2003, USF Glen Moore acquired the stock of System 81 Express, Inc., a truckload carrier based in Tennessee that owned or operated approximately 140 tractors and 260 trailers, for approximately $4,700 in cash and assumed debt. In addition, contingent payments totaling $314 were subsequently made to the former owners of System 81 Express. Goodwill and other intangible assets of $304 and $461, respectively, were recorded under the acquisition. The acquisition contributed approximately $5,800 to USF Glen Moore's revenue for the year-to-date period ended October 4, 2003.

     On April 14, 2003, USF Red Star paid $3,000 in cash for certain assets and the business of Plymouth Rock Transportation Corporation, a Massachusetts based LTL carrier that provided overnight freight service to 11 Northeastern states. Contingent purchase price payments may be made to the former owners of Plymouth Rock Transportation Corporation if certain retained revenue goals are achieved. The earliest contingent purchase price payment would be made in the third quarter of 2004. The acquisition contributed approximately $10,300 to USF Red Star's revenue during the second and third quarters of 2003.


8.  Joint Venture

     On September 12, 2003 we announced that we will begin offering transportation and logistics services in Mexico and across the United States/Mexico border through a joint venture with Autolineas Mexicanas S.A. de C.V. ("ALMEX"). ALMEX, a nationwide LTL carrier in Mexico, has a network of 52 terminals providing service to virtually the entire country. We intend to invest $10,000 in the joint venture in the form of a loan, which in time can be converted into equity. We have the option to eventually own a majority equity position.

9.  Segment Reporting               Quarter Ended              Year-to-Date
                              ------------------------    ----------------------
                                  Oct. 4,   Sept. 28,      Oct. 4,   Sept. 28,
                                  2003        2002          2003         2002
------------------------------------------------------    ----------------------
Revenue
   LTL Group:
     USF Holland               $ 249,225   $ 245,765    $  751,575   $  715,165
     USF Reddaway                 78,075      72,065       223,250      202,648
     USF Dugan                    60,470      57,011       178,039      160,606
     USF Red Star                 57,693      68,877       175,890      198,608
     USF Bestway                  40,986      39,600       119,030      111,682
--------------------------------------------------------------------------------
         Subtotal LTL Group      486,449     483,318     1,447,784    1,388,709
   Truckload - USF Glen Moore     33,669      29,649        96,663       83,484
   Logistics                      67,734      67,707       209,147      203,852
   Corporate and other                 -           -             -            -
   Intercompany eliminations      (3,147)     (2,189)       (8,102)      (6,208)
--------------------------------------------------------------------------------
Total revenue                  $ 584,705   $ 578,485    $1,745,492   $1,669,837

Income/(loss) from operations
   LTL Group:
     USF Holland               $  16,615   $  18,820    $   48,015   $   51,664
     USF Reddaway                 10,275       9,537        24,870       20,513
     USF Dugan                     1,632         451         2,052        1,923
     USF Red Star                 (1,017)     (1,017)       (8,390)      (4,680)
     USF Bestway                   2,808       2,798         5,878        6,547
--------------------------------------------------------------------------------
         Subtotal LTL Group       30,313      30,589        72,425       75,967
   Truckload - USF Glen Moore      1,776       1,574         3,261        3,992
   Logistics                       2,927       2,884         5,265        7,250
   Freight forwarding
     - Asia exit costs                 -           -             -      (12,760)
   Corporate and other            (5,957)     (6,953)      (18,980)     (19,461)
   Amortization of intangibles      (673)       (309)       (1,568)        (934)
---------------------------------------------------------------------- ---------
Income from operations         $  28,386   $  27,785    $   60,403   $   54,054
Net non-operating expense         (5,460)     (5,156)      (15,951)     (14,369)
--------------------------------------------------------------------------------
Income from continuing
   operations before income
   taxes and cumulative
   effects of accounting
   changes                     $  22,926   $  22,629    $   44,452   $   39,685
================================================================================

10.  Stock Based Compensation

     SFAS No. 123, "Accounting for Stock Based Compensation", establishes a fair value based method of accounting for stock options. We have elected to continue using the intrinsic value method prescribed under APB Opinion No. 25 as permitted by SFAS No. 123. For all stock options that have been granted the exercise prices of the stock options were equal to the market prices of the underlying stock on the grant dates, therefore no compensation expense was recognized. If we had elected to recognize compensation expense based on the fair value of the options at grant date, as prescribed by SFAS No. 123, our net income and earnings per share would have been reduced to the proforma amounts indicated in the table below:

                                   Quarter Ended           Year-to-Date
                                -------------------       ---------------------
                              October 4, September 28,  October 4, September 28,
                                  2003          2002         2003          2002
                               --------     ---------    ---------    ----------
Net income/(loss),
     as reported               $ 12,961     $  5,319      $ 23,803     $(66,426)
Deduct: Total stock-based
   employee compensation
   expense determined under
   fair value based method
   for all awards, net of
   related tax benefits          (1,351)      (1,320)       (3,771)      (3,899)
                               --------     ---------    ---------    ---------
Pro forma net income/(loss)    $ 11,610     $  3,999      $ 20,032     $(70,325)

Earnings/(loss) per share:
       Basic - as reported     $   0.47     $   0.20      $   0.88     $  (2.47)

       Basic - pro forma           0.43         0.15          0.74        (2.61)

       Diluted - as reported       0.47         0.19          0.87        (2.43)

       Diluted - pro forma         0.42         0.15          0.73        (2.57)


11.  Asia Exit Costs

     During the first quarter of 2002, we relinquished our 50% interest in our consolidated subsidiary, USF Asia. We recorded a $12,760 charge, which included a $10,000 negotiated payment to our former partner. The remaining $2,760 represented the relinquishment of our net assets to our former partner. We initiated our commitment to dispose of our Asia operation in the fourth quarter of 2001. Accordingly, as required by SFAS No. 144, we applied the provisions of APB No. 30. The Asia operation was a component of our freight forwarding segment. APB No. 30 required presentation of a business disposal in discontinued operations only when a company disposed of an entire segment. We therefore did not present the Asia operation in discontinued operations.


12. Discontinued Freight Forwarding Segment (Presented in these Financial Statements in Discontinued Operations)

     On October 30, 2002, we sold our freight forwarding businesses, USF Worldwide, Inc. and USF Worldwide Logistics (UK), to GPS Logistics, Inc. and Seko Worldwide Acquisitions LLC (collectively "the Transferees"). As part of the agreement, the Transferees returned their interest in certain assets (now operating as our domestic ocean freight forwarding division within our Logistics segment) to us late in December 2002. The results of the freight forwarding businesses that were sold are presented in our financial statements in discontinued operations.

13.  Management Changes

     On May 26, 2003, our Chairman, President and Chief Executive Officer retired. Under the terms of his retirement agreement of April 22, 2003, he is entitled to certain retirement benefits that resulted in a $1,200 after-tax charge to income from operations in the second quarter of 2003. On September 3, 2003, Neil A. Springer was elected Non-Executive Chairman of the Board and on September 15, 2003, Richard P. DiStasio became President and Chief Executive Officer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          Results of Operations

     We reported net income of $13.0 million for the current year's third quarter ended October 4, 2003, which compared to $5.3 million for the same quarter of the prior year. Net income for the current year-to-date period ended October 4, 2003 was $23.8 million, which compared to a net loss of $66.4 million for the same period of the prior year.

     Net income per share for the current year's quarter was equivalent to $0.47 diluted earnings per share, which compared to $0.19 for the same quarter of the prior year. Income from continuing operations was equivalent to $0.48 diluted earnings per share, which compared to $0.49 for the same quarter of the prior year. Net income for the prior year's quarter included an after tax loss of $8.1 million (equivalent to a loss of $0.30 per diluted share) from our freight forwarding segment, which is included in discontinued operations.

     Net income for the current year-to-date period was $23.8 million, equivalent to $0.87 diluted earnings per share, which compared to a net loss of $66.4 million for the same period of the prior year. On January 1, 2003, we changed our method of accounting for revenue recognition in our less-than-truckload ("LTL") and truckload ("TL") segments, which resulted in an after tax charge of $1.5 million (equivalent to a loss of $0.05 per diluted share) that was treated as a cumulative effect of change in accounting. Included in the net loss for the year-to-date period of the prior year was: a $12.8 million charge (equivalent to a loss of $0.47 per diluted share) to relinquish our interest in a non-core Asian joint venture, a $70.0 million goodwill impairment charge (equivalent to a loss of $2.56 per diluted share) that was treated as a cumulative effect of change in accounting, and an after tax loss of $16.0 million (equivalent to a loss of $0.59 per diluted share) from discontinued operations. Of these $105.2 million in pre-tax charges recorded, $88.8 million were non-cash.

     Revenue for the current year's quarter increased 1.1% to $584.7 million, compared to $578.5 million for the same quarter of the prior year. The current year's quarter included 64 working days, which compared to 63 working days in the same quarter of the prior year. On a daily basis, revenue in the current year's quarter decreased 0.5% compared to the same quarter of the prior year. Revenue for the current year-to-date period was $1.75 billion, which was a 4.5% increase as compared to $1.67 billion in the same period of the prior year.


 LTL Segment - Third Quarter 2003 compared to Third Quarter 2002

     Our LTL segment includes our LTL operating companies, each of which generates revenue from LTL and TL shipments. Revenue from LTL shipments represents substantially all of the revenue in the LTL segment. Total revenue in the LTL segment for the current year's quarter increased 0.6% to $486.4 million, from $483.3 million in same quarter of the prior year. Revenue from our USF PremierPlus (SM) ("PremierPlus") product (revenue from shipments moving between our LTL operating companies) increased to 12.5% of total revenue in the LTL segment, as compared to 11.6% in the same quarter of the prior year.

     On a comparable working day basis, total revenue in the current year's quarter decreased by 0.9%, as compared to the same quarter of the prior year. Revenue from fuel surcharges, which are included in LTL revenue, increased 47.3% to $15.6 million, from $10.6 million in the same quarter of the prior year. In the current year's quarter, revenue per working day before fuel surcharges decreased 2.0%.

     In the current year's quarter, LTL shipments decreased 3.1% and LTL tonnage decreased 2.7%, as compared to the same quarter of the prior year. Including fuel surcharges, billed LTL revenue per shipment increased 4.8%, from $123.33 to $129.26. Billed LTL revenue per hundredweight increased 4.4%, from $10.93 to $11.42. Average weight per LTL shipment increased to 1,132 pounds, from 1,128 pounds in the same quarter of the prior year.

     On a comparable working day basis, in the current year's quarter LTL shipments decreased 4.6% and LTL tons decreased 4.3%, as compared to the same quarter of the prior year, but the overall average LTL length of haul increased 3.4% to 492 miles from 476 miles in same quarter of the prior year.

     Income from operations for the LTL segment in the current year's quarter was $30.3 million, which compared to $30.6 million for the same quarter of the prior year. The operating ratio ("OR" or direct operating expenses as a percentage of revenue) for the LTL segment increased to 93.8%, from 93.7% in the same quarter of the prior year.

     USF Reddaway's revenue increased 8.3% (6.6% on a daily basis) in the current year's quarter, as compared to the same quarter of the prior year, and its OR of 86.8% was the same as in the same quarter of the prior year. The current year's quarter included a positive adjustment related to a reduction in estimated refunds to customers.

     USF Holland's revenue increased 1.4% (decreased 0.2% on a daily basis) and its OR increased to 93.3% from 92.3%. USF Holland continues to feel the effects of the soft economy in the Midwest along with pricing pressures. Intense efforts are underway to fine tune pricing strategies to ensure that USF Holland increases its growth rate and improves market penetration.

     USF Bestway's revenue increased 3.5% (1.9% on a daily basis) and its OR increased to 93.1% from 92.9%. Included in the current year's quarter was a gain on the sale of a terminal. USF Bestway continues to feel the effects of aggressive pricing pressures in the intra California/Texas markets.

     USF Dugan's revenue increased 6.1% (4.4% on a daily basis) and its OR improved to 97.3% from 99.2%. USF Dugan's OR improvement was the result of reduced maintenance expenses in the current year's quarter and a one time terminal expense in the same quarter of the prior year.

     USF Red Star's revenue decreased 16.2% (17.5% on a daily basis) and its OR increased to 101.8% from 101.5%. The decrease in revenue was primarily attributable to the elimination of low yield revenue from its largest customer, the closure of terminals in Atlanta and North and South Carolina, and the consolidation of two terminals in the Boston area.


LTL Segment - Year-to-Date 2003 compared to Year-to-Date 2002

     Total revenue from the LTL segment for the current year-to-date period ended October 4, 2003 increased 4.3% to $1,447.8 million from $1,388.7 million in the same period of the prior year. LTL shipments and LTL tonnage each decreased 1.0% in the current year-to-date period, compared with the same period of the prior year. LTL revenue per shipment increased 6.3% to $128.25, from $120.66. Weight per shipment increased 0.4% to 1,132 pounds, from 1,128 pounds. Fuel surcharges increased 121.1% to $51.4 million, from $23.3 million, as fuel prices increased during the current year.

     Income from operations for the current year-to-date period was $72.4 million, a decrease of 4.7% compared to $76.0 million for the same period of the prior year. The decrease was mainly the result of the soft economy. The OR of the LTL segment for the current year-to-date period was 95.0%, which compared with an OR of 94.5% for the same period of the prior year.

     USF Reddaway's revenue for the current year-to-date period increased 10.2%, compared with the same period of the prior year, and its OR improved to 88.9% from 89.9%. The increase in revenue resulted primarily from an increase in LTL shipments of 5.6%. The improved OR was principally the result of cost control measures undertaken in 2003 and the gain on the sale of a terminal.

     USF Red Star's OR increased to 104.8% from 102.4% in the same period of the prior year. However, USF Red Star's OR of 101.8% in the third quarter of 2003 was significantly improved from the OR's of 108.8% and 103.6% in the first and second quarters of 2003, respectively. USF Red Star continues to make operational changes to reduce costs as well as restructure to its core business markets in the Northeast.

     USF Bestway's OR increased to 95.1% from 94.1%. The increase in the OR was primarily a result of increased employee benefits and insurance claims.

     USF Holland's OR increased to 93.6% from 92.8%. The increase in the OR primarily resulted from the soft economy in the Midwest and increased labor costs.

     USF Dugan's OR was 98.8%, the same as in the same period of the prior year.


     Continuing from the current year's first quarter, we are reporting on our Web site (www.ir.usfc.com) LTL operating statistics in a new format, which we believe more accurately reflect shipment and pricing details. In prior years, the operating statistics included PremierPlus shipments in each of our LTL operating companies that handled the shipment and allocated to each company its portion of the revenue. While this prior treatment was consistent throughout all reporting periods, the total shipment count for our overall LTL segment was greater than the actual shipments handled. This revised presentation eliminates the double counting of PremierPlus shipments. Additionally, these statistics are presented on an as-billed basis and not as presented in the financial statements. Differences between the operating statistics data and reported revenue in the financial statements result from, among other items, revenue recognition between accounting periods, adjustments for volume discounts that are not attributable to specific invoices and other adjustments to invoices that occur during later periods.


                                 Truckload

     USF Glen Moore's revenue increased 13.6% (11.3% before revenue from fuel surcharges) to $33.7 million in the current year's quarter, which compared to $29.6 million in the same quarter of the prior year. Approximately 51% of the increase in revenue was attributable to the acquisition of System 81 Express in late February 2003. USF Glen Moore's income from operations was $1.8 million and its OR was 94.7% in the current year's quarter, which compared to income from operations of $1.6 million and an OR of 94.7% in the same quarter of the prior year.

     USF Glen Moore's revenue increased 15.8% to $96.7 million in the current year-to-date period ended October 4, 2003, which compared to $83.5 million in the same year-to-date period of the prior year. Income from operations decreased 18.3% to $3.3 million in the current year-to-date period, which compared to $4.0 million in the same period of the prior year. USF Glen Moore's OR increased to 96.6% from 95.2%, which was mainly due to increases in fuel costs. The acquisition of System 81 Express in late February 2003 contributed approximately $5.8 million to revenue in the current year-to-date period. At the beginning of the first quarter of 2003, USF Glen Moore increased the estimated depreciable lives of a portion of its tractor fleet to match service life experience. Tractor lives were extended from five to seven years and, as a result, USF Glen Moore's depreciation expense in the current year-to-date period was approximately $1.8 million less than it would have been utilizing the previous depreciable lives.


                                  Logistics

     Revenue for the Logistics segment in the current year's quarter was $67.7 million, which was the same as in the same quarter of the prior year. Included in revenue for the current year's quarter was $6.8 million from the ocean freight forwarding business, which was acquired late in 2002 (see Footnote 12 - Discontinued Freight Forwarding Segment) and that was slightly profitable. Offsetting this increase in revenue was a decrease in business with major customers, including Fleming Companies, who filed for bankruptcy in April 2003. Income from operations for the Logistics segment in the current year's quarter was $2.9 million, which was the same as in the same quarter of the prior year. Included in the Logistics segment is USF Processors, which contributed $8.8 million in revenue to the current year's quarter, compared to $10.2 million in the same quarter of the prior year. Income from operations of USF Processors was $0.2 million in the current year's quarter, compared to $0.3 million in the same quarter of the prior year.

     Revenue for the Logistics segment in the year-to-date period ended October 4, 2003 increased 2.6% to $209.1 million, which compared to $203.8 million in the same year-to-date period of the prior year. USF Logistics increased its revenue as new distribution centers and new contracts started up, while USF Processors reported a decrease in revenue to $26.8 million from $30.6 million in the same period of the prior year. Income from operations for the Logistics segment in the current year-to-date period decreased 27.4% to $5.3 million, from $7.2 million in the same period of the prior year. Income from operations of USF Processors was $0.5 million in the current year-to-date period, compared to a loss of $1.3 million in the same period of the prior year. Included in income from operations for USF Logistics in the current year-to-date period was a $2.0 million charge related to the bankruptcy of Fleming Companies.


                   Freight Forwarding - Asia Exit Costs

     During the first quarter of 2002 we relinquished our 50% interest in our consolidated subsidiary, USF Asia. We recorded a $12.8 million charge, which included a $10.0 million negotiated payment to our former partner. The remaining $2.8 million represented the relinquishment of our net assets to our former partner. We initiated our commitment to dispose of our Asia operation in the fourth quarter of 2001. Accordingly, as required by Statement of Financial Accounting Standard ("SFAS") No. 144, we applied the provisions of Accounting Principles Board ("APB") Opinion No. 30. The Asia operation was a component of our freight forwarding segment. APB No. 30 required presentation of a business disposal in discontinued operations only when a company disposed of an entire segment. We therefore did not present the Asia operation in discontinued operations.


                                    Corporate and Other

     Corporate and other expenses decreased $1.1 million to $5.9 million in the current year's quarter, compared to $7.0 million in the same quarter of the prior year. Net expenses in our information technology ("IT") group in the current year's quarter decreased $0.4 million, compared with the same quarter of the prior year. Several major software development projects that were begun in 2002, and were in the non-capitalizable initial phases in 2002, have moved into phases where these development costs are being capitalized in accordance with Statement of Position No. 98-1.

     Corporate and other expenses for the year-to-date period ended October 4, 2003 were $20.5 million, which compared to $20.4 million in the same year-to-date period of the prior year. Corporate expenses decreased to $19.0 million in the current year-to-date period from $19.5 million in the same period of the prior year. Net expenses for IT decreased $1.3 million in the current year-to-date period, compared to the same period of the prior year, as several major software development projects that were begun in 2002 are now being capitalized

     Amortization of non-goodwill intangible assets was $0.7 million in the current year's quarter, which compared to $0.3 million in the same quarter of the prior year. Amortization expense for the current year-to-date period was $1.6 million, which compared to $0.9 million in the same year-to-date period of the prior year. The increase in amortization expense was due to the intangible assets acquired by USF Glen Moore and USF Red Star in February and April 2003, respectively (see Footnote 7 - Acquisitions).


                        Discontinued Operations

     On October 30, 2002, we sold our non-core freight forwarding businesses, USF Worldwide, Inc. and USF Worldwide Logistics (UK). Results of its operations for the year-to-date period ended September 28, 2002 are reported in discontinued operations in our statements of operations and cash flows (See Footnote 12 - Discontinued Freight Forwarding Segment).


                              Income Taxes

     Income tax expense is calculated on income from continuing operations before income taxes and cumulative effects of accounting changes and before the $12.8 million Asia exit costs (for the year-to-date period ended September 28, 2002, as there were no tax benefits recognized with this charge). There were also no tax benefits associated with the $70.0 million cumulative effect of change in accounting for goodwill that was recorded in 2002. State income tax refunds lowered the effective tax rate for the year-to-date period ended September 28, 2002. Additionally, the increase in the effective income tax rate in the current year-to-date period resulted in part from the decrease in pre-tax income.

     The following table provides an analysis of the effective tax rates for the year-to-date periods in 2003 and 2002:

                                                          Year-to-Date
                                                   --------------------------
                                                   October 4,    September 28,
                                                      2003            2002
                                                    --------       --------

Reported income from continuing operations          $ 44,452       $ 39,685
   before income taxes and cumulative effects of
   accounting changes
Add back Asia exit costs                                   -         12,760
                                                    --------       --------
Income subject to income taxes                      $ 44,452       $ 52,445
Income tax expense                                   (19,007)       (20,059)
Effective tax rate - reported                           42.8%          38.2%

Subtract from income taxes:
    Net state tax refunds received                         -            636
                                                    --------       --------
Adjusted income tax expense                         $(19,007)      $(20,695)
                                                    ========       ========
Effective tax rate - adjusted                           42.8%          39.5%
                                                    ========       ========

                              Other Matters

     A five-year National Master Freight Agreement ("NMFA") was negotiated and ratified by the International Brotherhood of Teamsters replacing the agreement that expired on March 31, 2003. This agreement primarily affects USF Holland and USF Red Star.

     Mr. Samuel K. Skinner, our Chairman, President and Chief Executive Officer, retired on May 26, 2003. On September 2, 2003, Neil A. Springer was elected Non-Executive Chairman of the Board and on September 15, 2003, Richard P. DiStasio became President and Chief Executive Officer.

     On September 12, 2003, we announced that we will begin offering transportation and logistics services in Mexico and across the United States/Mexico border through a joint venture with Autolineas Mexicanas S.A. de C.V. ("ALMEX"). ALMEX, a nationwide LTL carrier in Mexico, has a network of 52 terminals providing service to virtually the entire country. We intend to invest $10.0 million in the joint venture in the form of a loan, which in time can be converted into equity. We have the option to eventually own a majority equity position.


                      Liquidity and Capital Resources

     Cash flows from operating activities contributed $128.2 million during the year-to-date period ended October 4, 2003, which compared to $85.5 million during the year-to-date period ended September 28, 2002. Our net loss of $66.4 million in the year-to-date period of the prior year included a non-cash charge for a write-off of goodwill of $70.0 million in discontinued operations and a $12.8 million charge (including a $10 million cash payment) to relinquish our interest in our non-core Asian joint venture. Non-cash expenses in net income for the current year-to-date period included depreciation of property and equipment and amortization of non-goodwill intangible assets. We plan to fund our ongoing operations through operating cash flows and existing credit facilities.

     Other items affecting cash from operating activities that resulted in a $14.4 million net increase in the current year-to-date period included an increase of $23.1 million in accounts payable and other current liabilities and a $18.8 million increase in accounts receivable. In the year-to-date period of the prior year other items affecting cash from operating activities resulted in a $5.6 million net decrease, mainly due to increases in accounts receivable of $36.9 million and accounts payable and other current liabilities of $39.4 million.

     Capital expenditures in the current year-to-date period were approximately $98.9 million, which included $29.6 million for revenue equipment, $30.3 million for terminal facilities, $26.8 million for IT, and $12.2 million for other capital items. In the year-to-date period of the prior year capital expenditures were approximately $89.8 million, which included $49.3 million for revenue equipment, $20.4 million for terminal facilities, $5.6 million for IT, and $14.5 million for other capital items.

     USF Glen Moore acquired System 81 Express, a Tennessee based truckload carrier, in February 2003 for $1.9 million in cash and assumed debt of $2.8 million.

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

     Total borrowings decreased by $2.3 million during the current year-to-date period, and we had approximately $75.3 million invested in overnight money market accounts at October 4, 2003. Our net debt to capital ratio (decreasing debt by cash) was 20.5% at October 4, 2003, compared to 24.3% at December 31, 2002.

     Our debt includes $150 million of unsecured guaranteed notes, which were floated in late April, 2000, and that are due on April 15, 2010. We also have $100 million of unsecured guaranteed notes due on May 1, 2009.

     Our guaranteed notes are fully and unconditionally guaranteed, on a joint and several basis, on an unsecured senior basis, by substantially all of our direct and indirect domestic subsidiaries (the "Subsidiary Guarantors"). All of the assets were owned by the Subsidiary Guarantors and substantially all of our operations were conducted by the Subsidiary Guarantors. Accordingly, the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors were substantially equivalent to the assets, liabilities, earnings and equity shown in our consolidated financial statements. Our subsidiaries, other than the Subsidiary Guarantors, are minor. There are no restrictions on our ability to obtain funds from our subsidiaries by dividend or loan. We, therefore, are not required to present separate financial statements of our Subsidiary Guarantors, and other disclosures relating to them.

     We have a $200 million credit facility with a group of banks that will expire in October 2005. This facility is for working capital, general corporate funding needs, and up to $125 million for letters of credit under our self-insurance program. As of October 4, 2003 we had no borrowings drawn under the facility and approximately $88 million in issued letters of credit. The facility bears interest at LIBOR, plus a margin depending on our debt rating. In addition, there are other fees associated with the facility and certain financial covenants including minimum net worth and maximum funded debt to adjusted cash flow.

     On July 24, 2000, we announced the authorized buyback of up to one million shares of our common stock. This repurchase program is not yet completed. In February 2003, we repurchased 14,000 common shares in the public market at $24 per share. There were no shares repurchased in the year-to-date period ended September 28, 2002. From July 24, 2000 through October 4, 2003, we repurchased 468,200 shares.

     A dividend of 9 1/3 cents per share, equivalent to $2.5 million, was paid on October 6, 2003 to shareholders of record on September 22, 2003.


                    Recent Accounting Pronouncements

     On November 25, 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees", Including Indirect Guarantees of Indebtedness to Others), which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of Interpretation No. 5, Accounting for Contingencies, SFAS No. 57 Related Party Disclosures, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Interpretaion also incorporates, without change, the provisions of Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which it supersedes. The Interpretation does identify several situations where the recognition of a liability at inception for a guarantor's obligation is not required. The initial recognition and measurement provisions of this Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this Interpretation did not have an impact on financial statements and related disclosures.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No.123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123 in paragraphs 2(a) - 2(e) of this Statement are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 in paragraph 2(f) of this Statement and the amendment to Opinion No. 28 in paragraph 3 of this statement were effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As is allowed, we have adopted the disclosure requirements under SFAS No. 148.

     In March 2003, the FASB issued Interpretation No. 46. This Interpretation of Accounting Research Bulletin No. 5, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. This Interpretation applies to variable interest entities created after January 1, 2002, and to variable interest entities in which an enterprise obtains an interest after that date. We have no investments in or known contractual arrangements with variable interest entities and therefore, this Interpretation has no impact on our financial statements and related disclosures.

     In May 2003, the FASB issued SFAS No. 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement provides guidance as to the appropriate classification of certain financial statement instruments that have characteristics of both liabilities and equity. This statement is effective at the beginning of the first interim period after June 15, 2003. Adoption of this Statement did not have an impact on our financial statements and related disclosures.


Item 3.       Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to the impact of interest rate changes. Our exposure to changes in interest rates is limited to borrowings under a line of credit agreement, which has variable interest rates tied to LIBOR. There have been no borrowings under this agreement in the current year-to-date period nor during 2002. In addition, we have $150 million of unsecured notes with an 8 1/2% fixed annual interest rate and $100 million of unsecured notes with a 6 1/2% fixed annual interest rate. We have no hedging instruments. From time to time, we invest excess cash in overnight money market accounts. At October 4, 2003, we had approximately $75.3 million that was invested in overnight money market accounts, which yielded approximately 1.1% per annum.

     We have a $200 million credit facility with a group of banks that will expire in October 2005. This facility is for working capital, general corporate funding needs, and up to $125 million for letters of credit issued under our self-insurance program. As of October 4, 2003 we had no borrowings drawn under the facility and approximately $88 million in issued letters of credit.

     The facility bears interest at LIBOR, plus a margin depending on our debt rating. In addition, there are other fees associated with the facility and certain financial covenants including minimum net worth and maximum funded debt to adjusted cash flow.


Item 4.   Controls and Procedures

     In order to ensure that information for disclosure in our filings of periodic reports with the Securities and Exchange Commission is identified, recorded, processed, summarized, and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, Richard P. DiStasio, and our Chief Financial Officer, Christopher L. Ellis, have reviewed and evaluated our disclosure controls and procedures as of November 7, 2003 and have concluded that our disclosure controls and procedures were adequate as of that date.

     There were no changes in our internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during the current year's third quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6.  Exhibits and Reports on Form 8-K.

        (a)   Exhibits


              1.  Exhibit 10.1-Employment Agreement of Richard P. DiStasio.

              2. Exhibit 31.1-Section 302 Certification of Chief Executive Officer.

              3. Exhibit 31.2-Section 302 Certification of Chief Financial Officer.

              4.  Exhibit 32.1-Statement of Chief Executive Officer Pursuant to
                  Section 1350(a) of Title 18, United States Code (furnished not filed with this Quarterly Report on Form 10-Q)

              5.  Exhibit 32.2-Statement of Chief Financial Officer Pursuant to
                  Section 1350(a) of Title 18, United States Code (furnished not filed with this Quarterly Report on Form 10-Q)



         (b)      Current Reports on Form 8-K were filed:

              1. A Current Report on Form 8-K was filed on July 29, 2003 announcing the Company's Second Quarter earnings.


              2. A Current Report on Form 8-K was filed on August 19, 2003 announcing Richard P. DiStasio as President and Chief Executive Officer of USF Corporation.

                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated November 7, 2003.



                                      USF CORPORATION


                                      By:   /s/ Christopher L. Ellis
                                            ------------------------
                                            Christopher L. Ellis
                                            Senior Vice President, Finance and
                                            Chief Financial Officer


                                      By:   /s/ James T. Castro
                                            ------------------------
                                            James T. Castro
                                            Controller and Principal
                                            Accounting Officer

                                                                 EXHIBIT 10.1

                              EMPLOYMENT AGREEMENT


THIS EMPLOYMENT AGREEMENT (the "Agreement") is made and entered into effective as of August 21, 2003 by and between USF Corporation, a Delaware corporation (the "Employer"), and Richard P. DiStasio (the "Executive").

          RECITALS

          A. The Employer desires that the Executive provide services for the benefit of the Employer and its wholly-owned subsidiaries and the Executive desires to accept such employment with the Employer.

          B. The Employer and the Executive acknowledge that the Executive will be a senior member of the management team of the Employer and, as such, will participate in implementing the Employer's business plan.

          C. In the course of employment with the Employer, the Executive will have access to certain confidential information that relates to or will relate to the business of the Employer and its wholly-owned subsidiaries.

          D. The Employer desires that any such information not be disclosed to other parties or otherwise used for unauthorized purposes.

NOW, THEREFORE, in consideration of the above premises and the following mutual covenants and conditions, the parties agree as follows:

1. Employment. As of September 15, 2003, (the "Effective Date") the Employer shall employ the Executive as its President and Chief Executive Officer and shall appoint him as a member of the Board of Directors of the Employer (the "Board"). If, prior to the first anniversary of the Effective Date, the Board does not elect a non-executive member of the Board as Chairman of the Board, the Executive will be elected as Chairman of the Board as soon as reasonably practicable on or after such anniversary. As long as the Executive remains employed as the President and Chief Executive Officer of the Employer, he will continue to be slated as a nominee for a director of the Employer. The Executive hereby accepts such employment on the following terms and conditions.

2. Duties. The Executive shall have the duties, responsibilities, powers, and authority customarily associated with the position of President and Chief Executive Officer. The Executive shall report to, and follow the direction of, the Board. In addition to the foregoing, the Executive also shall perform such other and unrelated services and duties as may be assigned to him from time to time by the Board consistent with his position as President and Chief Executive Officer. The Executive shall diligently, competently, and faithfully perform all duties, and shall devote his entire business time, energy, attention, and skill to the performance of duties for the Employer or its wholly-owned subsidiaries and will use his best efforts to promote the interests of the Employer. It shall not be considered a violation of the foregoing for the Executive to serve on corporate, industry, civic, religious or charitable boards or committees, so long as such activities do not individually or in the aggregate significantly interfere with the performance of the Executive's responsibilities as an employee of the Employer in accordance with this Agreement.

3. Executive Loyalty. Subject to the exceptions set forth in Paragraph 2, the Executive shall devote all of his time, attention, knowledge, and skill solely and exclusively to the business and interests of the Employer, and the Employer shall be entitled to all benefits and profits arising from or incident to any and all work, services, and advice of the Executive. The Executive expressly agrees that during the term of this Agreement, he shall not engage, directly or indirectly, as a partner, officer, director, member, manager, stockholder, advisor, agent, employee, or in any other form or capacity, in any other business similar to that of the Employer. The foregoing notwithstanding, and except as otherwise set forth in Paragraph 8, nothing herein contained shall be deemed to prevent the Executive from investing his money in the capital stock or other securities of any corporation whose stock or securities are publicly-owned or are regularly traded on any public exchange, nor shall anything herein contained be deemed to prevent the Executive from investing his money in real estate, or to otherwise manage his personal investments and financial affairs.

4. Compensation.

     (a) Salary. The Employer shall pay the Executive an annual base salary of $625,000 (the "Base Salary"), payable in substantially equal installments in accordance with the Employer's payroll policy from time to time in effect. The Executive's Base Salary shall be subject to any payroll or other deductions as may be required to be made pursuant to law, government order, or by agreement with, or consent of, the Executive. Changes to the Base Salary, as adjusted, may be made following an annual salary review, the first of which shall take place in or around the end of 2004, and all subsequent reviews shall occur thereafter at the same time as reviews are conducted generally for executive officers of the Employer. The Base Salary shall not be reduced, and the term Base Salary shall refer thereafter to the Base Salary, as it may be increased from time to time.

     (b) Performance Bonus. The Executive shall participate in a bonus program, which program shall provide the Executive with an opportunity to achieve a targeted calendar year bonus of up to one hundred percent (100%) of the Base Salary, with a maximum calendar year bonus of one hundred fifty percent (150%) of the Base Salary. For the calendar year ending December 31, 2003, the Executive shall be guaranteed a bonus of no less than two hundred thousand dollars ($200,000). For the calendar year ending December 31, 2004, the Executive shall be guaranteed a bonus of no less than four hundred thousand dollars ($400,000). Beginning with 2004, the actual terms and conditions of the annual bonus program shall be established by the Employer, with input from the Executive, shall be memorialized in a written document to be prepared by the Employer and which will be incorporated herein by reference, and will provide for the payment of an annual bonus hereunder if the Employer achieves specified company-wide objectives and if the Executive achieves specified personal management objectives. All such objectives shall be agreed upon by the Executive and the Board prior to the beginning of each calendar year. Any bonus earned hereunder shall be payable no later than ninety (90) days following the end of the calendar year for which the bonus is earned.

     (c) Stock Options. On the Effective Date, the Employer shall grant the Executive a non-qualified option to purchase one hundred thousand (100,000) shares of the common stock of the Employer. Such stock option shall be granted in accordance with and pursuant to the terms of the Employer's Long-Term Incentive Plan. The stock option shall be granted at an exercise price equal to the "fair market value" of such common stock of the Employer on the Effective Date. The grant of such stock option, and the terms thereof, has been memorialized in the Option Agreement attached hereto as Exhibit A.

     (d) Stock Grant. On the Effective Date, the Executive shall be provided with a grant of $600,000 worth of common stock of the Employer. The number of shares of such grant (rounded up to the nearest whole share) shall be based upon the "fair market value" of such common stock of the Employer on the Effective Date. The grant of such stock, and the terms thereof, has been memorialized in the Restricted Stock Grant Agreement attached hereto as Exhibit B.

     (e) Signing Bonus. Within five (5) business days of the Effective Date, the Company shall pay to the Executive a signing bonus in the amount of three hundred thousand dollars ($300,000). If, before the first anniversary of the Effective Date, the Executive's employment is terminated by the Company for Cause or by the Executive without Good Reason, the Executive shall be required to repay 100% of such signing bonus to the Company in full within thirty (30) days following such termination date. If, on or after the first anniversary of the Effective Date, but before the second anniversary of the Effective Date, the Executive's employment is terminated by the Company for Cause or by the Executive without Good Reason, the Executive shall be required to repay 50% of such signing bonus to the Company in full within thirty (30) days following such termination date.

     (f) Other Benefits. During the term of this Agreement, the Employer shall:

          (i) include the Executive in any life insurance, disability insurance, medical, dental or health insurance, vacation (4 weeks per calendar year, prorated for any partial calendar year), savings, pension and retirement plans and other benefit plans or programs (including, if applicable, any excess benefit or supplemental executive retirement plans) maintained by the Employer for the benefit of its executives; and

          (ii) include the Executive in such perquisites as the Employer may establish from time to time that are commensurate with his position and at least comparable to those received by other executives of the Employer (including, but not limited to, an automobile allowance of $1,200 per month).

5. Expenses. The Employer shall reimburse the Executive for all reasonable and approved business expenses, provided the Executive submits paid receipts or other documentation acceptable to the Employer and as required by the Internal Revenue Service to qualify as ordinary and necessary business expenses under the Internal Revenue Code of 1986, as amended (the "Code"). In addition, the Employer shall reimburse the Executive (up to $4,000 per calendar year) for premiums on life insurance owned by the Executive.

6. Termination. The Executive's services shall terminate upon the first to occur of the following events:

     (a) Disability or Death. Upon the Executive's date of death or the date the Executive is given written notice that he has been determined to be disabled by the Employer. For purposes of this Agreement, the Executive shall be deemed to be disabled if the Executive, as a result of illness or incapacity, shall be unable to perform substantially his required duties for a period of four (4) consecutive months or for any aggregate period of six (6) months in any twelve (12) month period. A termination of the Executive's employment by the Employer for disability shall be communicated to the Executive by written notice and shall be effective on the tenth (10th) business day after receipt of such notice by the Executive, unless the Executive returns to full-time performance of his duties before such tenth (10th) business day.

     (b) Cause. On the date the Board provides the Executive with written notice that he is being terminated for "cause." For purposes of this Agreement, the Executive shall be deemed terminated for cause if the Employer terminates the Executive after the Executive:

          (i) shall have been indicted (or the equivalent thereof) for any felony or any other act involving fraud, theft, misappropriation, dishonesty, or embezzlement; or

          (ii) shall  have  committed   intentional   acts  of  misconduct  that
               materially impair the goodwill or business of the Employer or cause material damage to its property, goodwill, or business; or

          (iii)shall have refused to, or willfully failed to, perform his material duties hereunder; provided, however, that no termination under this subparagraph (iii) shall be effective unless the Executive does not cure such refusal or failure to the Employer's reasonable satisfaction as soon as practicable after the Employer gives the Executive written notice identifying such refusal or failure (and, in any event, within thirty (30) calendar days after receipt of such written notice).


No act or failure to act on the part of the Executive shall be considered "willful" unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that his action or omission was in the best interests of the Employer. A termination of the Executive's employment for Cause shall be effected in accordance with the following procedures. The Board shall give the Executive written notice ("Notice of Termination for Cause") of its intention to terminate the Executive's employment for Cause, setting forth in reasonable detail the specific conduct of the Executive that it considers to constitute Cause and the specific provision(s) of this Agreement on which it relies, and stating the date, time and place of the Board Meeting for Cause. The "Board Meeting for Cause" means a meeting of the Board at which the Executive's termination for Cause will be considered, that takes place not less than ten
(10) and not more than twenty (20) business days after the Executive receives the Notice of Termination for Cause. The Executive shall be given an opportunity, together with counsel, to be heard at the Board Meeting for Cause. The Executive's termination for Cause shall be effective when and if a resolution is duly adopted at the Board Meeting for Cause by a two-thirds majority vote of the entire membership of the Board, excluding the Executive from the count of such membership, stating that in the good faith opinion of the Board, the Executive is guilty of the conduct described in the Notice of Termination for Cause, and that such conduct constitutes Cause under this Agreement.

     (c) On the date the Executive terminates his employment for "Good Reason." For purposes of this Agreement, "Good Reason" means:

          (i) the assignment to the Executive of any duties materially inconsistent in any respect with Paragraph 2 of this Agreement, or any other action by the Employer that results in a diminution in the Executive's position, authority, duties or responsibilities, other than an isolated, insubstantial and inadvertent action that is not taken in bad faith and is remedied by the Employer after receipt of notice thereof from the Executive;

          (ii) any requirement by the Employer that the Executive's services be rendered primarily at a location or locations other than within the greater Chicago metropolitan area and for other than a de minimis period of time;

          (iii)any voluntary termination by the Executive upon a Change in Control, as such term is defined in the Executive's Severance Protection Agreement; or

          (iv) any breach of this Agreement by the Employer that is not remedied by the Employer within five (5) business days after receipt of notice thereof from the Executive, or as soon thereafter as may be commercially practicable.

A termination of employment by the Executive for Good Reason shall be effectuated by giving the Employer written notice ("Notice of Termination for Good Reason") of the termination within three (3) months of the event constituting Good Reason (six (6) months in the event of a Change in Control), setting forth in reasonable detail the specific conduct of the Employer that constitutes Good Reason and the specific provisions of this Agreement on which Executive relies. A termination of employment by the Executive for Good Reason shall be effective on the fifth (5th) business day following the date when the Notice of Termination for Good Reason is given, unless the notice sets forth a later date (which date shall in no event be later than thirty (30) business days after the notice is given).

     (d) Without Cause. On the date the Employer terminates the Executive's employment for any reason, other than a reason otherwise set forth in this Paragraph 6, provided that the Employer shall give the Executive sixty (60) days written notice prior to such date of its intention to terminate such employment.

     (e) Resignation. On the date the Executive terminates his employment for any reason, other than a reason otherwise set forth in this Paragraph 6, provided that the Executive shall give the Employer sixty (60) days written notice prior to such date of his intention to terminate this Agreement.

7. Compensation Upon Termination.

     (a) Termination Payment. If the Executive's services are terminated pursuant to Paragraph 6(a), 6(b) or 6(e), the Executive shall be entitled to his Base Salary through his final date of active employment plus any accrued but unused vacation pay. The Executive also shall be entitled to any benefits mandated under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA) or required under the terms of any death, insurance, or retirement plan, or stock option program or agreement, provided by the Employer and to which the Executive is a party or in which the Executive is a participant, including, but not limited to, any short-term or long-term disability plan or program, if applicable.

     (b) Severance Payment. Except as otherwise provided in this Paragraph 7(b), if the Executive's services are terminated pursuant to Paragraph 6(c) or 6(d), the Executive shall be entitled to his Base Salary through his final date of active employment, plus any accrued but unused vacation pay. The Executive also shall be entitled to a severance amount equal to the sum of (i) two times the Base Salary, plus (ii) one times the performance bonus, if any, paid to the Executive for the most recently completed calendar year. Such severance  payment shall be payable to the Executive over  twenty-four
          (24) months following the date of termination, provided (a) the Executive signs an agreement that waives any rights the Executive may otherwise have against the Employer and releases the Employer from actions, suits, claims, proceedings and demands related to the period of employment and/or the termination of employment, and (b) the Employer shall be permitted to offset from the severance payment hereunder any salary paid to the Executive during the sixty (60) day written notice period, if the Employer, in its discretion, directs the Executive to perform no substantial services during such sixty (60) day written notice period. Additionally, the Executive shall be entitled to any benefits mandated under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA) or required under the terms of any death, insurance, or retirement plan, or stock option program or agreement, provided by the Employer and to which the Executive is a party or in which the Executive is a participant. Any payments made to the Executive under the foregoing provisions of this Paragraph 7(b) shall, if employment is terminated within twelve (12) months of the Effective Date, be reduced by any wages and/or compensation earned by the Executive through his performance of substantially full-time employment during the duration of such twenty-four (24) month period.

     (c) Change In Control Payment. The Executive shall be a party to the Employer's Severance Protection Agreement, which shall supersede the provisions of Paragraph 7(b) and entitle the Executive to a severance payment upon a Change in Control, as defined therein (except for a severance payment under Paragraph 6(c)(iii), which shall be governed solely by the provisions of Paragraph 7(b)). A copy of the Severance Protection Agreement is attached hereto as Exhibit C.

8. Protective Covenants. The Executive acknowledges and agrees that solely by virtue of his employment by, and relationship with, the Employer, he has acquired and will acquire "Confidential Information", as hereinafter defined, as well as special knowledge of the Employer's relationships with its customers and suppliers, and that, but for his association with the Employer, the Executive would not or will not have had access to said Confidential Information or knowledge of said relationships. The Executive further acknowledges and agrees
(i) that the Employer has long term, near-permanent relationships with its customers and suppliers, and that those relationships were developed at great expense and difficulty to the Employer over several years of close and continuing involvement; and (ii) that the Employer's relationships with its customers and suppliers are and will continue to be valuable, special and unique assets of the Employer and that the identity of its customers and suppliers is kept under tight security with the Employer and cannot be readily ascertained from publicly available materials or from materials available to the Employer's competitors. In return for the consideration described in this Agreement, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, and as a condition precedent to the Employer entering into this Agreement, and as an inducement to the Employer to do so, the Executive hereby represents, warrants, and covenants as follows:

     (a) The Executive has executed and delivered this Agreement as his free and voluntary act, after having determined that the provisions contained herein are of a material benefit to him, and that the duties and obligations imposed on him hereunder are fair and reasonable and will not prevent him from earning a comparable livelihood following the termination of his employment with the Employer.

     (b) The Executive has read and fully understands the terms and conditions set forth herein, has had time to reflect on and consider the benefits and consequences of entering into this Agreement, and has had the opportunity to review the terms hereof with an attorney or other representative, if he so chooses.

     (c) The execution and delivery of this Agreement by the Executive does not conflict with, or result in a breach of or constitute a default under, any agreement or contract, whether oral or written, to which the Executive is a party or by which the Executive may be bound. In addition, the Executive has informed the Employer of, and provided the Employer with copies of, any non-competition, confidentiality, work-for-hire or similar agreements to which the Executive is subject or may be bound.

     (d) The Executive agrees that, during the time of his employment with the Employer and for a period of one (1) year following the later of (i) the termination of the Executive's employment hereunder pursuant to Paragraph 6(b) or 6(e), or (ii) one year following the date of the last payment provided for under Paragraph 7(b), the Executive will not, except on behalf of the Employer, anywhere in North America, or in any other place or venue where the Employer or any affiliate, subsidiary, or division thereof now conducts or operates, or may conduct or operate, its business prior to the date of the Executive's termination of employment:

          (i) directly or indirectly, contact, solicit or direct any person, firm, corporation, association or other entity to contact or solicit, any of the Employer's customers, prospective customers, or suppliers (as hereinafter defined) for the purpose of providing any products and/or services that are the same as or similar to the products and services provided by the Employer to its customers during the term hereof. In addition, the Executive will not disclose the identity of any such customers, prospective customers, or suppliers, or any part thereof, to any person, firm, corporation, association, or other entity for any reason or purpose whatsoever; or

          (ii) solicit or accept if offered to him, with or without solicitation, on his own behalf or on behalf of any other person, the services of any person who is a then current employee of the Employer (or was an employee of the Employer during the year preceding such solicitation), nor solicit any of the Employer's then current employees (or an individual who was employed by or engaged by the Employer during the year preceding such solicitation) to terminate employment or an engagement with the Employer, nor agree to hire any then current employee (or an individual who was an employee of the Employer during the year preceding such hire) of the Employer into employment with himself or any company, individual or other entity; or

          (iii)directly or indirectly, whether as an investor (excluding investments representing less than one percent (1%) of the common stock of a public company), lender, owner, stockholder, officer, director, consultant, employee, agent, salesperson or in any other capacity, whether part-time or full-time, become associated with any business involved in a business similar to, or comparable to, the business of the Employer or any affiliate of the Employer; or

          (iv) act as a consultant, advisor, officer, manager, agent, director, partner, independent contractor, owner, or employee for or on behalf of any of the Employer's customers, prospective customers, or suppliers (as hereinafter defined), with respect to or in any way with regard to any aspect of the Employer's business and/or any other business activities in which the Employer engages during the term hereof.

     (e) The Executive acknowledges and agrees that the scope described above is necessary and reasonable in order to protect the Employer in the conduct of its business and that, if the Executive becomes employed by another employer, he shall be required to disclose the existence of this Paragraph 8 to such employer and the Executive hereby consents to and the Employer is hereby given permission to disclose the existence of this Paragraph 8 to such employer.

     (f) For purposes of this Paragraph 8, "customer" shall be defined as any person, firm, corporation, association, or entity that purchased any type of product and/or service from the Employer or is or was doing business with the Employer or the Executive within the twelve (12) month period immediately preceding termination of the Executive's employment. For purposes of this Paragraph 8, "prospective customer" shall be defined as any person, firm, corporation, association, or entity contacted or solicited by the Employer or the Executive (whether directly or indirectly) or who contacted the Employer or the Executive (whether directly or indirectly) within the twelve (12) month period immediately preceding termination of the Executive's employment for the purpose of having such persons, firms, corporations, associations, or entities become a customer of the Employer. For purposes of this Paragraph 8, "supplier" shall be defined as any person, firm, corporation, association, or entity who is or was doing business with the Employer or the Executive or who was contacted or solicited by the Employer or the Executive (whether directly or indirectly) or who contacted or solicited the Employer or the Executive (whether directly or indirectly) within the twelve (12) month period immediately preceding termination of the Executive's employment.

     (g) The Executive agrees that both during his employment and thereafter the Executive will not, for any reason whatsoever, use for himself or disclose to any person not employed by the Employer any "Confidential Information" of the Employer acquired by the Executive during his relationship with the Employer, both prior to and during the term of this Agreement. The Executive further agrees to use Confidential Information solely for the purpose of performing duties with, or for, the Employer and further agrees not to use Confidential Information for his own private use or commercial purposes or in any way detrimental to the Employer. The Executive agrees that "Confidential Information" includes but is not limited to: (1) any financial, engineering, business, planning, operations, services, potential services, products, potential products, technical information and/or know-how, organization charts, formulas, business plans, production, purchasing, marketing, pricing, sales, profit, personnel, customer, broker, supplier, or other lists or information of the Employer; (2) any papers, data, records, processes, methods, techniques, systems, models, samples, devices, equipment, compilations, invoices, customer lists, or documents of the Employer; (3) any confidential information or trade secrets of any third party provided to the Employer in confidence or subject to other use or disclosure restrictions or limitations; and (4) any other information, written, oral, or electronic, whether existing now or at some time in the future, whether pertaining to current or future developments, and whether previously accessed during the Executive's tenure with the Employer or to be accessed during his future employment with the Employer, which pertains to the Employer's affairs or interests or with whom or how the Employer does business. The Employer acknowledges and agrees that Confidential Information does not include (a) information properly in the public domain, (b) information in the Executive's possession prior to the date of his original association with the Employer, or (c) information which is required to be disclosed by law or legal process provided that the Executive notifies the Employer prior to or, if such advance notification is not possible, promptly after such disclosure and cooperates with the Employer in obtaining any protective order regarding or other confidential treatment of such information.

     (h) In the event that the Executive intends to communicate information to any individual(s), entity or entities (other than the Employer), to permit access by any individual(s), entity or entities (other than the Employer), or to use information for the Executive's own account or for the account of any individual(s), entity or entities (other than the Employer) and such information would be Confidential Information hereunder but for the exceptions set out at (a) and (b) of
          Paragraph 8(g) of this Agreement, the Executive shall notify the Employer of such intent in writing, including a description of such information, no less than fifteen (15) days prior to such communication, access or use.

     (i) During and after the term of employment hereunder, the Executive will not remove from the Employer's premises any documents, records, files, notebooks, correspondence, reports, video or audio recordings, computer printouts, computer programs, computer software, price lists, microfilm, drawings or other similar documents containing Confidential Information, including copies thereof, whether prepared by him or others, except as his duty shall require, and in such cases, will promptly return such items to the Employer. Upon termination of his employment with the Employer, all such items including summaries or copies thereof, then in the Executive's possession, shall be returned to the Employer immediately.

     (j) The Executive recognizes and agrees that all ideas, inventions, patents, copyrights, copyright designs, trade secrets, trademarks, processes, discoveries, enhancements, software, source code, catalogues, prints, business applications, plans, writings, and other developments or improvements and all other intellectual property and proprietary rights and any derivative work based thereon (the "Inventions") made, conceived or completed by the Executive, alone or with others, during the term of his employment, whether or not during working hours, that are within the scope of the Employer's business operations or that relate to any of the Employer's work or projects (including any and all inventions based wholly or in part upon ideas conceived during the Executive's employment with the Employer), are the sole and exclusive property of the Employer. The Executive further agrees that (1) he will promptly disclose all Inventions to the Employer and hereby assigns to the Employer all present and future rights he has or may have in those Inventions, including without limitation those relating to patent, copyright, trademark or trade secrets; and (2) all of the Inventions eligible under the copyright laws are "work made for hire." At the request of the Employer, the Executive will do all things deemed by the Employer to be reasonably necessary to perfect title to the Inventions in the Employer and to assist in obtaining for the Employer such patents, copyrights or other protection as may be provided under law and desired by the Employer, including but not limited to executing and signing any and all relevant applications, assignments or other instruments. Notwithstanding the foregoing, pursuant to the Employee Patent Act, Illinois Public Act 83-493, the Employer hereby notifies the Executive that the provisions of this Paragraph 8 shall not apply to any Inventions for which no equipment, supplies, facility or trade secret information of the Employer was used and which were developed entirely on the Executive's own time, unless (1) the Invention relates (i) to the business of the Employer, or (ii) to actual or demonstrably anticipated research or development of the Employer, or (2) the Invention results from any work performed by the Executive for the Employer.

     (k) The Executive acknowledges and agrees that all customer lists, supplier lists, and customer and supplier information, including, without limitation, addresses and telephone numbers, are and shall remain the exclusive property of the Employer, regardless of whether such information was developed, purchased, acquired, or otherwise obtained by the Employer or the Executive. The Executive also agrees to furnish to the Employer on demand at any time during the term of this Agreement, and upon the termination of this Agreement, any other records, notes, computer printouts, computer programs, computer software, price lists, microfilm, or any other documents related to the Employer's business, including originals and copies thereof. The Executive recognizes and agrees that he has no expectation of privacy with respect to the Employer's telecommunications, networking or information processing systems (including, without limitation, stored computer files, email messages and voice messages) and that the Executive's activity and any files or messages on or using any of those systems may be monitored at any time without notice.

     (l) The Executive acknowledges that he may become aware of "material" nonpublic information relating to customers whose stock is publicly traded. The Executive acknowledges that he is prohibited by law as well as by Employer policy from trading in the shares of such customers while in possession of such information or directly or indirectly disclosing such information to any other persons so that they may trade in these shares. For purposes of this Paragraph 8(l), "material" information may include any information, positive or negative, which might be of significance to an investor in determining whether to purchase, sell or hold the stock of publicly traded customers. Information may be significant for this purpose even if it would not alone determine the investor's decision. Examples include a potential business acquisition, internal financial information that departs in any way from what the market would expect, the acquisition or loss of a major contract, or an important financing transaction.

     (m) The Employer does not wish to incorporate any unlicensed or unauthorized material into its products or services or those of its subsidiaries. Therefore, the Executive agrees that he will not knowingly disclose to the Employer, use in the Employer's business, or cause the Employer to use, any information or material which is confidential or proprietary to any third party including, but not limited to, any former employer, competitor or client, unless the Employer has a right to receive and use such information. The Executive will not incorporate into his work any material which is subject to the copyrights of any third party unless the Employer has a written agreement with such third party or otherwise has the right to receive and use such information.

     (n) It is agreed that any breach or anticipated or threatened breach of any of the Executive's covenants contained in this Paragraph 8 will result in irreparable harm and continuing damages to the Employer and its business and that the Employer's remedy at law for any such breach or anticipated or threatened breach will be inadequate and, accordingly, in addition to any and all other remedies that may be available to the Employer at law or in equity in such event, any court of competent jurisdiction may issue a decree of specific performance or issue a temporary and permanent injunction, without the necessity of the Employer posting bond or furnishing other security and without proving special damages or irreparable injury, enjoining and restricting the breach, or threatened breach, of any such covenant, including, but not limited to, any injunction restraining the Executive from disclosing, in whole or part, any Confidential Information. The Executive acknowledges the truthfulness of all factual statements in this Agreement and agrees that he is estopped from and will not make any factual statement in any proceeding that is contrary to this Agreement or any part thereof.

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

13. Severability. If any provision of this Agreement shall be found invalid or unenforceable for any reason, in whole or in part, then such provision shall be deemed modified, restricted, or reformulated to the extent and in the manner necessary to render the same valid and enforceable, or shall be deemed excised from this Agreement, as the case may require, and this Agreement shall be construed and enforced to the maximum extent permitted by law, as if such provision had been originally incorporated herein as so modified, restricted, or reformulated or as if such provision had not been originally incorporated herein, as the case may be. The parties further agree to seek a lawful substitute for any provision found to be unlawful; provided, that, if the parties are unable to agree upon a lawful substitute, the parties desire and request that a court or other authority called upon to decide the enforceability of this Agreement modify those restrictions in this Agreement that, once modified, will result in an agreement that is enforceable to the maximum extent permitted by the law in existence at the time of the requested enforcement.

14. Headings. The headings in this Agreement are inserted for convenience only and are not to be considered a construction of the provisions hereof.

15.  Execution  of  Agreement.   This  Agreement  may  be  executed  in  several
counterparts, each of which shall be considered an original, but which when taken together, shall constitute one agreement.

16. Recitals. The recitals to this Agreement are incorporated herein as an integral part hereof and shall be considered as substantive and not precatory language.

17. Arbitration. Any controversy, claim or dispute arising out of or relating to the Executive's employment or termination of employment, whether or not the controversy, claim or dispute arises under this Agreement (other than any controversy , claim or dispute arising under Paragraph 8) shall be resolved by arbitration in accordance with the National Rules for the Resolution of Employment Disputes ("Rules") of the American Arbitration Association through a single arbitrator selected in accordance with the Rules. The decision of the arbitrator shall be rendered within thirty (30) days of the close of the arbitration hearing and shall include written findings of fact and conclusions of law reflecting the appropriate substantive law. Judgment upon the award rendered by the arbitrator may be entered in any court having jurisdiction thereof in the State of Illinois. In reaching his or her decision, the arbitrator shall have no authority (a) to authorize or require the parties to engage in discovery (provided, however, that the arbitrator may schedule the time by which the parties must exchange copies of the exhibits that, and the names of the witnesses whom, the parties intend to present at the hearing), (b) to interpret or enforce Paragraph 8 of the Agreement (for which Paragraph 19 shall provide the sole and exclusive venue), (c) to change or modify any provision of this Agreement, (d) to base any part of his or her decision on the common law principle of constructive termination, or (e) to award punitive damages or any other damages not measured by the prevailing party's actual damages and may not make any ruling, finding or award that does not conform to this Agreement. Each party shall bear all of his or its own legal fees, costs and expenses of arbitration and one-half (1/2) of the costs of the arbitrator.

18. Indemnification. To the fullest extent permitted by law, the Employer agrees to indemnify the Executive against, and to hold the Executive harmless from any and all claims, lawsuits, losses, damages, assessments, penalties, expenses, costs and liabilities of any kind or nature, including without limitation, court costs and attorneys' fees, which the Executive may sustain directly as a result of, or in connection with, any act or omission by the Employer or its employees or any suit or other proceeding brought by a third party (including but not limited to governmental or regulatory agencies or bodies) in connection with the foregoing or in connection with any act or omission of the Executive while he was employed or served as an officer or director of the Employer or any wholly-owned subsidiary thereof, unless such claim, lawsuit, loss, damage, assessment, penalty, expense, cost or liability is the result of the Executive's gross negligence or willful misconduct.

19. Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Illinois, without reference to its conflict of law provisions. Furthermore, as to Paragraph 8, the Executive agrees and consents to submit to personal jurisdiction in the state of Illinois in any state or federal court of competent subject matter jurisdiction situated in Cook County, Illinois. The Executive further agrees that the sole and exclusive venue for any suit arising out of, or seeking to enforce, the terms of Paragraph 8 of this Agreement shall be in a state or federal court of competent subject matter jurisdiction situated in Cook County, Illinois. In addition, the Executive waives any right to challenge in another court any judgment entered by such Cook County court or to assert that any action instituted by the Employer in any such court is in the improper venue or should be transferred to a more convenient forum.


IN WITNESS WHEREOF, the parties have set their signatures on the date first written above.



EMPLOYER:                              RICHARD P. DISTASIO:
USF CORPORATION,
A Delaware corporation

/s/ Neil A. Springer                   /s/ Richard P. DiStasio
-----------------------                -------------------------
By: Neil A. Springer
Its: Lead Director

                                    EXHIBIT A

                                 USF CORPORATION
                       NONSTATUTORY STOCK OPTION AGREEMENT

     THIS AGREEMENT is made effective September 15, 2003 (the "Grant Date"), between USF Corporation, a Delaware corporation (the "Company"), and Richard P. DiStasio (the "Optionee").

     WHEREAS, in accordance with the terms of that certain Employment Agreement as executed by and between the Company and the Optionee effective August 21, 2003 (the "Employment Agreement"), the Company desires to grant to the Optionee an option to purchase shares of its common capital stock (the "Shares") under the Company's Long-Term Incentive Plan (the "Plan"); and

     WHEREAS, the Company and the Optionee understand and agree that any terms used herein have the same meanings as in the Plan (the Optionee being referred to in the Plan as a "Participant").

     NOW, THEREFORE, in consideration of the following mutual covenants and for other good and valuable consideration, the parties agree as follows:

1.   GRANT OF OPTION

     The Company grants to the Optionee the right and Option to purchase all or any part of an aggregate of 100,000 Shares (the "Option") on the terms and conditions and subject to all the limitations set forth herein and in the Plan, which is incorporated herein by reference. The Optionee acknowledges receipt of a copy of the Plan and acknowledges that the definitive records pertaining to the grant of this Option, and exercises of rights hereunder, shall be retained by the Company. The Option granted herein is intended to be a Nonstatutory Option as defined in the Plan.

2.   PURCHASE PRICE

     The purchase price of the Shares subject to the Option shall be _____ per Share, the fair market value of a Share as of the Grant Date.

3.   EXERCISE OF OPTION

     Subject to the Plan and this Agreement, the Option shall be exercisable as follows:

                               EXERCISE PERIOD

     No. of
     Shares          Commencement Date               Expiration Date
     ------    -----------------------------    ------------------------------

     20,000    1st Anniversary of Grant Date    10th Anniversary of Grant Date

     20,000    2nd Anniversary of Grant Date    10th Anniversary of Grant Date

     20,000    3rd Anniversary of Grant Date    10th Anniversary of Grant Date

     20,000    4th Anniversary of Grant Date    10th Anniversary of Grant Date

     20,000    5th Anniversary of Grant Date    10th Anniversary of Grant Date


     Notwithstanding the foregoing, if the Optionee's services are terminated by the Company (without "cause," as such term is defined in the Employment Agreement) within six (6) months following a Change in Control, or the Optionee voluntarily terminates his employment within six (6) months following a Change in Control, all Shares, whether or not exercisable in accordance with the Schedule set forth above, shall become immediately exercisable. For purposes of this Agreement, a "Change in Control" shall be as defined in Exhibit C of the Employment Agreement.

4.   ISSUANCE OF STOCK

     The Option may be exercised in whole or in part (to the extent that it is exercisable in accordance with its terms) by giving written notice (or any other approved form of notice) to the Company. Such written notice shall be signed by the person exercising the Option, shall state the number of Shares with respect to which the Option is being exercised, shall contain the warranty, if any, required under the Plan and shall specify a date (other than a Saturday, Sunday or legal holiday) not less than five (5) nor more than ten (10) days after the date of such written notice, as the date on which the Shares will be purchased, at the principal office of the Company during ordinary business hours, or at such other hour and place agreed upon by the Company and the person or persons exercising the Option, and shall otherwise comply with the terms and conditions of this Agreement and the Plan. On the date specified in such written notice (which date may be extended by the Company if any law or regulation requires the Company to take any action with respect to the Shares prior to the issuance thereof), the Company shall accept payment for the Shares and shall deliver to the Optionee an appropriate certificate or certificates for the Shares as to which the Option was exercised.

     The Option price of any Shares shall be payable at the time of exercise as determined by the Company either:

     (a)  in cash, by certified check or bank check, or by wire transfer; or

     (b)  in whole shares of the Company's common stock, provided, however, that
          (i) if such shares were acquired pursuant to an incentive stock option plan (as defined in Code Section 422) of the Company or Affiliate, then the applicable holding period requirements of said Section 422 have been met with respect to such shares, (ii) if the Optionee is subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended from time to time, and if such shares were granted pursuant to an option, then such option must have been granted at least six (6) months prior to the exercise of the Option hereunder, and (iii) such shares were owned by the Optionee for six
          (6) or more months prior to the exercise of the Option hereunder; or

     (c) through the delivery of cash or the extension of credit by a broker-dealer to whom the Optionee has submitted notice of exercise or otherwise indicated an intent to exercise an Option (a so-called "cashless" exercise), but only to the extent that the Company's corporate counsel has determined that such a "cashless" exercise is a permissible method of exercise for the Optionee under Section 13(k) of the Securities Exchange Act of 1934, as amended; or

     (d)  in any combination of (a), (b), or (c) above.

     The fair market value of the stock to be applied toward the purchase price shall be determined as of the date of exercise of the Option in a manner consistent with the determination of fair market value with respect to the grant of an Option under the Plan. Any certificate for shares of outstanding stock of the Company used to pay the purchase price shall be accompanied by a stock power duly endorsed in blank by the registered holder of the certificate, with signature guaranteed in the event the certificate shall also be accompanied by instructions from the Optionee to the Company's transfer agent with respect to disposition of the balance of the shares covered thereby.

     The Company shall pay all original issue taxes with respect to the issuance of Shares pursuant hereto and all other fees and expenses necessarily incurred by the Company in connection therewith. The holder of this Option shall have the rights of a stockholder only with respect to those Shares covered by the Option which have been registered in the holder's name in the share register of the Company upon the due exercise of the Option.

5.   NON-ASSIGNABILITY

     This Option shall not be transferable by the Optionee and shall be exercisable only by the Optionee, except as the Plan may otherwise provide.

6.   NOTICES

     Any notices required or permitted by the terms of this Agreement or the Plan shall be given by registered or certified mail, return receipt requested, addressed as follows:

            To the Company:   USF Corporation
                              8550 West Bryn Mawr Avenue
                              Suite 700
                              Chicago, Illinois   60631
                              Attn:   Richard C. Pagano, Senior Vice President,
                                      General Counsel & Secretary

            To the Optionee:  Richard P. DiStasio
                              715 North Prospect
                              Park Ridge, IL  60068

     or to such other address or addresses of which notice in the same manner has previously been given. Any such notice shall be deemed to have been given when mailed in accordance with the foregoing provisions.

7.   GOVERNING LAW

     This Agreement shall be construed and enforced in accordance with the laws of the State of Illinois.

8.   BINDING EFFECT

     This Agreement shall (subject to the provisions of Section 5 hereof) be binding upon the heirs, executors, administrators, successors and assigns of the parties hereto.

     IN WITNESS WHEREOF, the Company and the Optionee have caused this Agreement to be executed on their behalf, by their duly authorized representatives, all on the day and year first above written.

COMPANY:                                   OPTIONEE:
USF CORPORATION
By:
   -----------------------------           -------------------------
Its:
   -----------------------------

                                    EXHIBIT B

                                 USF CORPORATION
                        restricted STOCK GRANT AGREEMENT

     THIS AGREEMENT is made effective September 15, 2003 (the "Grant Date") between USF Corporation, a Delaware corporation (the "Company"), and Richard P. DiStasio (the "Recipient').

     WHEREAS, in accordance with the terms of that certain Employment Agreement as executed by and between the Company and the Recipient effective of even date herewith (the "Employment Agreement"), the Company desires to grant to the Recipient certain shares (the "Shares") of its common capital stock (the "Stock"); and

     WHEREAS, such Shares are not being issued under the Company's Long-Term Incentive Plan (the "Plan") but the Company and the Recipient understand and agree that any terms used herein have the same meanings as if such Shares were granted as restricted stock under the Plan (the Recipient being referred to in the Plan as a "Participant").

     NOW, THEREFORE, in consideration of the following mutual covenants and for other good and valuable consideration, the parties agree as follows:

1.   GRANT OF RESTRICTED STOCK

     The Company hereby grants to the Recipient _____ Shares of Stock on the terms and conditions and subject to all the limitations set forth herein and in the Plan, which is incorporated herein by reference. The Recipient acknowledges receipt of a copy of the Plan. The Company and the Recipient acknowledge that the number of Shares of Stock granted hereunder equals $600,000 of Stock (rounded up to the nearest whole Share) on the Grant Date.

2.   PURCHASE PRICE

     The purchase price of the Stock shall be deemed to be zero Dollars per Share. The foregoing notwithstanding, the Recipient shall not, without the consent of the Company, make any election under Section 83(b) of the Code to recognize income at the date of grant.

3.   CERTIFICATES AND SHAREHOLDER RIGHTS

     The Company's Transfer Agent and Registrar shall prepare and issue a stock certificate in the Recipient's name representing the Shares of Stock that the Recipient has been granted. From and after the issuance of the certificate, the Recipient shall be the holder of record with respect to the Stock. The Company shall take such actions as are necessary to register the Shares under the applicable securities laws on or before the date such Shares cease to be subject to the restrictions described in Paragraph 4.

4.   RESTRICTIONS AND VESTING

     (a) Until the passage of the time periods or the occurrence of the events specified in Paragraph 4(b) below, the Recipient shall not sell, transfer, convey, pledge, encumber, or otherwise dispose of all or a portion of any interest in the Stock.

     (b) Subject to this Agreement, the restrictions hereunder shall lapse on the first to occur of the following dates or events, whichever is applicable:


     (i)  Total Number of Shares        Date Restrictions Lapse
              ________                  Second anniversary of the Grant Date

     (ii) Total Number of Shares        Event on Which Restrictions Lapse
              ________                  Recipient's  Death or  Disability  as
                                        defined in the Plan

                                        Termination by the Company  without
                                        "Cause" or by the Executive  for "Good
                                        Reason,"  as each is defined in  the
                                        Employment Agreement

                                        Occurrence  of a Change in  Control,
                                        as  defined  in Exhibit C to the
                                        Employment Agreement

     Except as provided above, any Stock the restrictions on which have not lapsed upon the Recipient's termination of employment shall be forfeited immediately and this statement shall constitute the written notice required under the Plan of such forfeiture.

5.   DIVIDENDS

     From and after the date the Recipient acquires the Shares, and is issued a certificate or certificates, the Recipient shall be entitled, with respect to the Recipient's Shares of Stock, to any dividends declared by the Company on its Shares of Common Stock and paid in the form of cash or other property.

6.   RELEASE OF RESTRICTIONS

     Cash dividends paid with respect to Shares of Stock shall be paid to the Recipient. In the case of dividends declared by the Company and payable in the form of Common Stock or other securities of the Company, then such securities shall be subject to the terms and conditions of the Plan and this Agreement, shall be represented by certificates issued in the name of the Recipient but shall be subject to the restrictions and vesting schedules specified in Paragraph 4, provided that the restrictions applicable to securities issued as a dividend on certain Shares shall lapse concurrently with the restrictions on the underlying Shares.

7.   RELEASE OF RESTRICTIONS

     At such time as the restrictions on the Shares of Stock lapse, or as soon thereafter as may be practicable, the restrictive legend shall be removed from the certificate or certificates.

8.   WITHHOLDING

     The Company shall have the power and right to deduct or withhold, or require the Recipient to remit to the Company, an amount sufficient to satisfy federal, state, and local taxes required by law to be withheld with respect to any grant made under or as a result of this Agreement. In the alternative, the Recipient may elect, subject to Company approval, to satisfy the withholding requirement in whole or in part, by having the Company withhold Shares that would otherwise be transferred to the Recipient having a fair market value, on the date the tax is to be determined, equal to the minimum marginal tax that could be imposed on the transaction. All elections shall be made in writing and signed by the Recipient.

9.   NOTICES

     Any notices required or permitted by the terms of this Agreement or the Plan shall be given by registered or certified mail, return receipt requested, addressed as follows:

             To the Company:   USF Corporation
                               8550 West Bryn Mawr Avenue
                               Suite 700
                               Chicago, Illinois   60631
                               Attn:  Richard C. Pagano, Senior Vice President,
                               General Counsel & Secretary

             To the Recipient: Richard P. DiStasio
                               715 North Prospect
                               Park Ridge, IL  60068

     or to such other address or addresses of which notice in the same manner has previously been given. Any such notice shall be deemed to have been given when mailed in accordance with the foregoing provisions.

10.  GOVERNING LAW

     This Agreement shall be construed and enforced in accordance with the laws of the State of Illinois.

11.  BINDING EFFECT

     This Agreement shall be binding upon the heirs, executors, administrators, successors and assigns of the parties hereto.


     IN WITNESS WHEREOF, the Company and the Recipient have caused this Agreement to be executed on its and his behalf effective the day and year first above written.

COMPANY:                                   RECIPIENT:
USF CORPORATION
By:
   -----------------------------           -------------------------
Its:
   -----------------------------

                                    EXHIBIT C

                                 USF CORPORATION
                         SEVERANCE PROTECTION AGREEMENT



     THIS AGREEMENT (the "Agreement") is made as of September 15, 2003 by and between USF Corporation, a Delaware corporation (the "Company"), and Richard P. DiStasio (the "Executive").

                                    RECITALS

A. The Board recognizes that the possibility of a Change in Control exists and that the threat or the occurrence of a Change in Control can distract its key management personnel because of the uncertainties inherent in such a situation.

B The Board has determined that it is essential and in the best interest of the Company and its stockholders to retain the services of the Executive in the event of a threat or occurrence of a Change in Control and to ensure his continued dedication and efforts in such event.

C. In order to induce the Executive to remain in the employ of the Company, the Company desires to enter into this Agreement with the Executive to provide the Executive with certain benefits in the event his employment is terminated as a result of, or in connection with, a Change in Control.

     NOW, THEREFORE, in consideration of the respective agreements of the parties contained herein, the parties agree as follows:

1. Term of Agreement. This Agreement shall commence as of September 15, 2003 and shall continue in effect until December 31, 2004; provided, however, that commencing on January 1, 2005 and on each January 1 thereafter, the term of this Agreement shall automatically be extended for one (1) year unless either the Company or the Executive shall have given written notice to the other at least ninety (90) days prior thereto that the term of this Agreement shall not be so extended; and provided, further, that notwithstanding any such notice by the
Company not to extend, if a Change in Control shall occur during the term hereof, the term of this Agreement shall not expire prior to the expiration of twenty-four (24) months after the occurrence of a Change in Control. Notwithstanding anything in this Paragraph 1 to the contrary, this Agreement shall terminate prior to any date set forth above, and shall be considered null and void, if termination is necessary for a business combination involving the Company to be accounted for as a pooling-of-interests under APB Opinion No. 16.

2. Definitions.

2.1. "Accrued Compensation" shall mean all amounts earned or accrued through the Termination Date, but not paid as of the Termination Date, including (a) base salary, (b) reimbursement for reasonable and necessary expenses incurred by the Executive on behalf of the Company during the period ending on the Termination Date, (c) vacation pay, and (d) bonuses and other incentive compensation (other than the Pro Rata Bonus).

2.2. "Act" shall mean the Securities Exchange Act of 1934, as amended.

2.3. "Base Amount" shall mean the greater of the Executive's  annual base salary
(a) at the rate in effect on the Termination Date or (b) at the highest rate in effect at any time during the ninety (90) day period prior to the Change in Control, and shall include all amounts of his base salary that are deferred under any qualified or non-qualified employee benefit plan of the Company or any other agreement or arrangement.

2.4. "Board" shall mean the Board of Directors of the Company.

2.5. "Bonus Amount" shall mean the Executive's target bonus as established by the Company for the fiscal year in which the Change of Control occurs.

2.6. Termination of employment is for "Cause" if the Executive has been convicted of a felony or the termination is evidenced by a resolution adopted in good faith by two-thirds of the Board that the Executive (a) failed to perform his reasonably assigned duties with the Company (other than a failure resulting from the Executive's incapacity due to physical or mental illness or from the Executive's assignment of duties that would constitute Good Reason), which failure continued for a period of at least thirty (30) days after a written notice of demand for performance had been delivered to the Executive specifying the manner in which the Executive had failed to perform, or (b) intentionally engaged in conduct that is demonstrably and materially injurious to the Company; provided, however, that no termination of the Executive's employment shall be for Cause as set forth in clause (b) above until (i) there shall have been delivered to the Executive a written notice setting forth that the Executive committed the conduct set forth in clause (b) and specifying the particulars thereof in detail, and (ii) the Executive shall have been provided an opportunity to be heard in person by the Board (with the assistance of the Executive's counsel if the Executive so desires).

2.7. "Change in Control" shall mean the occurrence of any of the following events:

(a) any person (as such term is defined in Section 3 of the Act and used in Rule 13d-5 of the SEC under the Act) or group (as such term is defined in
     Section 13(d) of the Act), other than a Subsidiary or any employee benefit plan (or any related trust) of the Company or a Subsidiary, becomes the beneficial owner of twenty-five percent (25%) or more of the common stock of the Company or of Voting Securities representing twenty-five percent (25%) or more of the combined voting power of all Voting Securities of the Company;

(b) individuals who, as of the Effective Date, constitute the Board (the "Incumbent Directors") cease for any reason to constitute at least a majority of the Board; provided that any individual who becomes a director after the Effective Date whose election, or nomination for election by the Company's stockholders, was approved by a vote or written consent of at least two-thirds of the directors then comprising the Incumbent Directors shall be considered an Incumbent Director, but excluding, for this purpose, any such individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the directors of the Company (as such terms are used in Rule 14a-11 of the SEC under the Act); or

(c)  approval by the stockholders of the Company of any of the following:

     (i) a merger, reorganization or consolidation ("Merger") with respect to which the individuals and entities who were the respective beneficial owners of the Voting Securities of the Company immediately before such Merger do not, after such Merger, beneficially own, directly or indirectly, more than seventy-five percent (75%) of the Voting Securities of the corporation resulting from such Merger, or

     (ii) the sale or other disposition of all or substantially all of the assets of the Company.

Clauses (a), (b) and (c) of this definition notwithstanding, a Change in Control shall not occur if the Executive is, by written agreement executed before such Change in Control, a participant on such Executive's own behalf in a transaction in which, pursuant to the written agreement, the Executive has an equity interest in the resulting entity or a right to acquire such an equity interest.
2.8. "Disability" shall mean a physical or mental condition that impairs the Executive's ability to substantially perform his duties with the Company for a period of one hundred eighty (180) consecutive days and, as a result of which, the Executive has not returned to employment prior to the Termination Date as stated in the Notice of Termination.

2.9. "Effective Date" shall mean the date on which this Agreement is executed.

2.10. "Good Reason" shall mean the occurrence after a Change in Control of any of the events or conditions described in paragraphs (a) through (h) hereof:

(a) a change in the Executive's status, title, position or responsibilities (including reporting responsibilities) which, in the Executive's reasonable judgment, represents an adverse change from his status, title, position or responsibilities as in effect at any time within ninety (90) days preceding the date of a Change in Control or at any time thereafter; the assignment to the Executive of any duties or responsibilities which, in the Executive's reasonable judgment, are inconsistent with his status, title, position or responsibilities as in effect at any time within ninety (90) days preceding the date of a Change in Control or at any time thereafter; or any removal of the Executive from or failure to reappoint or reelect him to any of such positions, except in connection with the termination of his employment for Disability, Cause, as a result of his death, or by the Executive other than for Good Reason;

(b) a reduction in the Executive's base salary or any failure to pay the Executive any compensation or benefits to which he is entitled within five
     (5) days of the date due;

(c) the Company's requiring the Executive to be based at any place outside a 40-mile radius of the location of the Company's corporate headquarters immediately prior to the Change of Control, except for reasonably required travel that is not materially greater than such travel requirements prior to the Change in Control;

(d) the failure by the Company to (1) continue in effect (without reduction in benefit levels and/or reward opportunities) any material compensation or employee benefit plan in which the Executive was participating at any time within ninety (90) days preceding the date of a Change in Control or at any time thereafter, unless such plan is replaced with a plan that provides substantially equivalent compensation or benefits to the Executive or
     (2) provide the Executive with compensation and benefits, in the aggregate, at least equal (in terms of benefit levels and/or reward opportunities) to those provided for under each other employee benefit plan, program and practice in which the Executive was participating at any time within ninety
     (90) days preceding the date of a Change in Control or at any time thereafter;

(e) the insolvency or the filing (by any party, including the Company) of a petition for bankruptcy of the Company, which petition is not dismissed within sixty (60) days;

(f)  any material breach by the Company of any provision of this Agreement;

(g) any purported termination of the Executive's employment for Cause by the Company which does not comply with the terms of Section 2.6; or

(h) the failure of the Company to obtain an agreement, satisfactory to the Executive, from any Successors and Assigns to assume and agree to perform this Agreement.

Any event or condition described in this Section 2.10(a) through (h) that occurs prior to a Change in Control, but which the Executive reasonably demonstrates
(1) was at the request of a third party, or (2) otherwise arose in connection with, or in anticipation of, a Change in Control that actually occurs, shall constitute Good Reason for purposes of this Agreement notwithstanding that it occurred prior to the Change in Control. 2.11. "Notice of Termination" shall mean, following a Change in Control, a written notice of termination of the Executive's employment from the Company that indicates, if applicable, the specific termination provision in this Agreement relied upon and that sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provisions so indicated.

2.12. "Pro Rata Bonus" shall mean an amount equal to the Bonus Amount multiplied by a fraction the numerator of which is the number of days in the fiscal year through the Termination Date and the denominator of which is three hundred sixty-five (365).

2.13. "SEC" shall mean the Securities and Exchange Commission.

2.14. "Subsidiary" shall mean a corporation in which greater than fifty percent (50%) of the shares are owned, directly or indirectly, by the Company or a subsidiary of the Company.

2.15. "Successors and Assigns" shall mean a corporation or other entity acquiring all or substantially all the stock, assets and/or business of the Company whether by operation of law or otherwise.

2.16. "Termination Date" shall mean in the case of the Executive's death, his date of death; in the case of Good Reason, the last day of his employment; and in all other cases, the date specified in the Notice of Termination, provided, however, that if the Executive's employment is terminated by the Company for Cause or due to Disability, the date specified in the Notice of Termination shall be at least thirty (30) days from the date the Notice of Termination is given to the Executive, and provided further, that in the case of Disability, the Executive shall not have returned to the full-time performance of his duties during such period of at least thirty (30) days.

2.17. "Voting Securities" shall mean those securities of a corporation that are entitled to vote generally in the election of directors of such corporation.

3. Termination of Employment.

3.1. If, during the term of this Agreement, the Executive's employment with the Company shall be terminated within twenty-four (24) months following a Change in Control, the Executive shall be entitled to the following compensation and benefits:

(a) If the Executive's employment with the Company shall be terminated (1) by the Company for Cause or Disability, (2) by reason of the Executive's death, or (3) by the Executive other than for Good Reason, the Company shall pay to the Executive the Accrued Compensation and, if such termination is other than by the Company for Cause, the Pro Rata Bonus.

(b) If the Executive's employment with the Company shall be terminated for any reason other than as specified in Section 3.1(a), the Executive shall be entitled to the following:

     (i) The Company shall pay the Executive his Accrued Compensation and the Pro Rata Bonus;

     (ii) The Company shall pay the Executive as severance pay and, in lieu of any further compensation for periods subsequent to the Termination Date, a payment equal to three (3) times the sum of (A) the Base Amount and (B) the Bonus Amount.

     (iii)For eighteen (18) months (the "Continuation Period") following such termination, the Company shall continue to provide, at its expense, life insurance coverage to the Executive on the same terms as provided to the Executive by the Company under any life insurance plan or program as in existence at any time during the 90-day period prior to the Change in Control or at any time thereafter or, if such coverage, in whole or in part, is no longer provided to similarly situated executives who continue in the employ of the Company during the Continuation Period, such life insurance coverage as is provided to those similarly situated executives during the Continuation Period, in either case to the extent such insurance coverage is permissible under the terms of the Company s life insurance plans or programs. The Company agrees that it shall, if necessary for the continuation of such insurance coverage, take any steps that are reasonably necessary to amend its life insurance plans or programs in order to permit the Executive to continue to receive coverage under such plans, provided the cost to the Company of taking such actions is not commercially unreasonable. The Company's obligation hereunder with respect to the foregoing life insurance benefits shall be limited to the extent that the Executive obtains any such benefits pursuant to a subsequent employer's employee benefit plans, in which case the Company may reduce the coverage of any life insurance benefits it is required to provide the Executive hereunder as long as the aggregate insurance coverage of the combined plans is no less favorable to the Executive than the life insurance coverage required to be provided hereunder. In addition to the foregoing, if the Executive elects any benefits mandated under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA), the Company agrees that it shall pay the full cost of such coverage during the Continuation Period, or if shorter, until the Executive is no longer eligible for COBRA continuation coverage. This subsection (iii) shall not be interpreted so as to limit benefits to which the Executive or his dependents or beneficiaries may otherwise be entitled under any of the Company's employee benefit plans, programs or practices following the Executive's termination of employment, including without limitation, their entitlement to retiree medical and life insurance benefits.

     (iv) (A) The restrictions on any outstanding incentive awards granted to the Executive under the USFreightways Corporation Long-Tem Incentive Plan (the "Stock Plan") or under any other incentive plan or arrangement (including any restricted stock plan) shall lapse and such incentive awards shall become one hundred percent (100%) vested, all stock options and stock appreciation rights granted to the Executive shall become immediately exercisable and shall become one hundred percent (100%) vested, and all performance units granted to the Executive shall become one hundred percent (100%) vested and (B) the Executive shall have the right to require the Company to purchase, for cash, any shares of unrestricted stock or shares purchased upon exercise of any options, at a price equal to the fair market value of such shares on the date of purchase by the Company. For purposes of this Agreement, if the shares are listed on any national securities exchange, the fair market value shall be the mean average of the high and low sales prices, if any, on the largest such exchange on the date of purchase by the Company or, if there are no sales on such date, on the most recent trade date thirty (30) days or less prior to the date of purchase by the Company. If the shares are not listed on any national securities exchange, the fair market value of such shares shall be determined by a nationally recognized investment banking firm mutually agreed upon by the Company and the Executive. If the parties shall be unable to mutually agree upon an investment banking firm, then each of the Company and the Executive shall designate an investment banking firm within ten (10) days of the date on which it is determined that the parties are unable to mutually agree upon an investment banking firm. The two (2) independent firms shall, within ten (10) days, jointly select a third nationally recognized investment banking firm, whose determination of the fair market value shall be final, binding and conclusive on the Company and the Executive. All costs associated with the determination of fair market value shall be borne by the Company. Notwithstanding anything in this paragraph (iv) to the contrary, if there exists an inconsistency between the terms of the Stock Plan and this paragraph (iv), such that the terms of this paragraph (iv) cannot be applied in a manner that is consistent with the Stock Plan, then the terms of the Stock Plan shall govern, provided, however, that the Company shall pay the Executive in one single sum the difference between (1) the amount that the Executive would receive by applying this paragraph most favorably to the Executive, without regard to the Stock Plan, and (2) the amount that the Executive would receive under this paragraph after applying any limitations imposed by the Stock Plan.

     (v) The Company shall pay the full cost of outplacement services for the Executive for a period of six (6) months following such termination or, if earlier, until the Executive obtains full-time employment, to be provided by an outplacement services firm selected by the Executive.

(c) The amounts provided for in Sections 3.1(a) and 3.1(b)(i) and (ii) shall be paid in a single lump sum cash payment within thirty (30) days after the Executive's Termination Date (or earlier if required by applicable law).

(d) The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Executive in any subsequent employment, except as provided in Section 3.1(b)(iii).

(e) The Company and the Executive acknowledge and agree that any termination of the Executive's employment that occurs outside of the scope of this Agreement shall continue to be governed by the terms of Sections 6 and 7 of that certain Employment Agreement as previously executed by and between the Executive and the Company, dated as of ___________ (the "Employment Agreement"), for so long as such agreement continues in effect. The Company and the Executive further acknowledge and agree that the terms of this
     Section 3.1 shall supercede the terms of Section 7(b) of the Employment Agreement.

3.2. The severance pay and benefits provided for in this Section 3 shall also be in lieu of any other severance or termination pay to which the Executive may be entitled under any Company severance or termination plan, program, practice or arrangement.

3.3. Other than as set forth in Section 3.2, the Executive's entitlement to any other compensation or benefits shall be determined in accordance with the Company's employee benefit plans and other applicable programs, policies and practices then in effect.

4. Notice of Termination. Following a Change in Control, any purported termination of the Executive's employment by the Company shall be communicated by Notice of Termination to the Executive.

5. Excise Tax Payments.

5.1. If any payment (within the meaning of Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Code")) to the Executive pursuant to the terms of this Agreement or otherwise in connection with, or arising out of, his employment with the Company or a change in ownership or effective control of the Company (a "Payment" or "Payments") would be subject to an excise tax imposed by
Section 4999 of the Code or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Executive will be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that, after payment by the Executive of all taxes (including any interest or penalties, other than interest and penalties imposed by reason of the Executive's failure to file timely a tax return or pay taxes shown due on his return, imposed with respect to such taxes and the Excise Tax), including any Excise Tax imposed upon the Gross-Up Payment, the Executive will receive an amount as a Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

5.2. An initial determination as to whether a Gross-Up Payment is required pursuant to this Agreement and the amount of such Gross-Up Payment shall be made at the Company's expense by an accounting firm selected by the Company and reasonably acceptable to the Executive (the "Accounting Firm"). If the Company and the Executive shall be unable to mutually agree upon an accounting firm, then each of the Company and the Executive shall designate an independent accounting firm within ten (10) days of the date on which it is determined that the parties are unable to mutually agree upon an accounting firm. The two (2) independent accounting firms shall, within ten (10) days, jointly select a third independent accounting firm, which third firm shall be the Accounting Firm for purposes of this Section 5.2. The Accounting Firm shall provide its determination (the "Determination"), together with detailed supporting calculations and documentation to the Company and the Executive within five (5) days of the Termination Date, or such other time as requested by the Company or by the Executive (provided the Executive reasonably believes that any of the Payments may be subject to the Excise Tax), and if the Accounting Firm determines that no Excise Tax is payable by the Executive with respect to a Payment or Payments, it shall furnish the Executive with an opinion reasonably acceptable to the Executive that no Excise Tax will be imposed with respect to any such Payment or Payments. Within ten (10) days of the delivery of the Determination to the Executive, the Executive shall have the right to dispute the Determination (the "Dispute"). The Gross-Up Payment, if any, as determined pursuant to this Section 5.2 shall be paid by the Company to the Executive within fifteen (15) days of the receipt of the Determination. The existence of the Dispute shall not in any way affect the Executive's right to receive the Gross-Up Payment in accordance with the Determination. If there is no Dispute, the Determination shall be binding, final and conclusive upon the Company and the Executive subject to the application of Section 5.3 below.

5.3. As a result of the uncertainty in the application of Sections 4999 and 280G of the Code, it is possible that a Gross-Up Payment (or a portion thereof) will be paid which should not have been paid (an "Excess Payment") or a Gross-Up Payment (or a portion thereof) which should have been paid will not have been paid (an "Underpayment"). An Underpayment shall be deemed to have occurred
(a) upon notice (formal or informal) to the Executive from any governmental taxing authority that the Executive's tax liability (whether in respect of the Executive's current taxable year or in respect of any prior taxable year) may be increased by reason of the imposition of the Excise Tax on a Payment or Payments with respect to which the Company has failed to make a sufficient Gross-Up Payment, (b) upon a determination by a court, (c) by reason of a determination by the Company, or (d) upon the resolution of the Dispute to the Executive's satisfaction. If an Underpayment occurs, the Executive shall promptly notify the Company and the Company shall promptly, but in any event, at least five (5) days prior to the date on which the applicable government taxing authority has requested payment, pay to the Executive an additional Gross-Up Payment equal to the amount of the Underpayment plus any interest and penalties (other than interest and penalties imposed by reason of the Executive's failure to file timely a tax return or pay taxes shown due on the Executive's return) imposed on the Underpayment. An Excess Payment shall be deemed to have occurred upon a "Final Determination" (as hereinafter defined) that the Excise Tax shall not be imposed upon a Payment or Payments (or portion thereof) with respect to which the Executive had previously received a Gross-Up Payment. A "Final Determination" shall be deemed to have occurred when the Executive has received from the applicable government taxing authority a refund of taxes or other reduction in the Executive's tax liability and upon either (a) the date a determination is made by, or an agreement is entered into with, the applicable governmental taxing authority which finally and conclusively binds the Executive and such taxing authority, or in the event that a claim is brought before a court of competent jurisdiction, the date upon which a final determination has been made by such court and either all appeals have been taken and finally resolved or the time for all appeals has expired or (b) the statute of limitations with respect to the Executive's applicable tax return has expired. If an Excess Payment is determined to have been made, the amount of the Excess Payment shall be treated as a loan by the Company to the Executive and the Executive shall pay to the Company on demand (but not less than ten (10) days after the determination of such Excess Payment and written notice has been delivered to the Executive) the amount of the Excess Payment plus interest at an annual rate equal to the Applicable Federal Rate provided for in Section 1274(d) of the Code from the date the Gross-Up Payment (to which the Excess Payment relates) was paid to the Executive until the rate of repayment to the Company.

6. Successors; Binding Agreement.

6.1. This Agreement shall be binding upon and shall inure to the benefit of the Company and its Successors and Assigns, and the Company shall require any Successors and Assigns to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or assignment had taken place.

6.2. Neither this Agreement nor any right or interest hereunder shall be assignable or transferable by the Executive or his beneficiaries or legal representatives, except by will or by the laws of descent and distribution, and this Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

7. Fees and Expenses. The Company shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Executive as they become due as a result of (a) the Executive seeking to obtain or enforce any right or benefit provided by this Agreement (including, but not limited to, any such fees and expenses incurred in connection with (i) the Dispute, and
(ii) the Gross-Up Payment whether as a result of any applicable government taxing authority proceeding, audit or otherwise) or by any other plan or arrangement maintained by the Company under which the Executive may be entitled to receive benefits, and (b) the Executive's hearing before the Board as contemplated in Section 2.6 of this Agreement.

8.  Notice.  For  the  purposes  of  this  Agreement,   notices  and  all  other
communications   provided  for  in  the  Agreement   (including  the  Notice  of
Termination) shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses last given by each party to the other, provided that all notices to the Company shall be directed to the attention of the Board with a copy to the Secretary of the Company. All notices and communications shall be deemed to have been received on the date of delivery thereof or on the third business day after the mailing thereof, except that notice of a change of address shall be effective only upon receipt.

9. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company (except as otherwise expressly provided herein) and for which the Executive may qualify, nor shall anything herein limit or reduce such rights as the Executive may have under any other agreements with the Company (except as otherwise expressly provided herein). Amounts that are vested benefits or that the Executive is otherwise entitled to receive under any plan or program of the Company shall be payable in accordance with such plan or program, except as expressly modified by this Agreement.

10. Settlement of Claims. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which the Company may have against the Executive or others.

11. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such modification, waiver, or discharge is agreed to in writing and signed by the Executive and the Company. No waiver by either party hereto at any time of any breach by the other party hereto of any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

12. Payments to Beneficiary. If the Executive dies before receiving amounts to which the Executive is entitled under this Agreement, such amounts shall be paid in a lump sum to the beneficiary designated in writing by the Executive, or if none is so designated, to the Executive's estate.

13. Non-alienation of Benefits. Benefits payable under this Agreement shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution or levy of any kind, either voluntary or involuntary, before actually being received by the Executive, and any such attempt to dispose of any right to benefits payable under this Agreement shall be void.

14. Severability. If any one or more articles, sections or other portions of this Agreement are declared by any court or governmental authority to be unlawful or invalid, such unlawfulness or invalidity shall not serve to invalidate any article, section or other portion not so declared to be unlawful or invalid. Any article, section or other portion so declared to be unlawful or invalid shall be construed so as to effectuate the terms of such article, section or other portion to the fullest extent possible while remaining lawful and valid.

15. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together constitute one and the same instrument.

16. Tax Withholding. The Company may withhold from any amounts payable under this Agreement any federal, state or local taxes that are required to be withheld pursuant to any applicable law or regulation.

17. Obligations Unfunded. The obligations of the Company under this Agreement shall be unfunded and unsecured. The Company is not required to segregate any assets that may at any time be required to provide benefits under this Agreement.

18. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Illinois, to the extent that such laws are not preempted by the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

19. Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto and supersedes all prior agreements, understandings and arrangements, oral or written, between the parties hereto with respect to the subject matter hereof.

20. Application of ERISA. This Agreement constitutes part of a welfare plan for certain selected employees, as set forth in Department of Labor Regulation 2520.104-24. Accordingly, nothing herein shall be deemed to limit or restrict any rights or entitlements to which the Executive is entitled under ERISA, and any such rights or entitlements are expressly incorporated herein by reference.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by its duly authorized officer and the Executive has executed this Agreement as of the day and year first above written.

USF CORPORATION
By:                                           By:
    ------------------------------               -----------------------------
                                                 Executive
Name:
      ----------------------------

Title:
      ----------------------------

                                                                EXHIBIT 31.1

                                  CERTIFICATION

I, Richard P. DiStasio, certify that:

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

Date: November  7, 2003
                                            /s/ Richard P. DiStasio
                                            ---------------------------------
                                            Richard P. DiStasio
                                            President & Chief Executive Officer

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

Date: November  7, 2003
                                        /s/ Christopher L. Ellis
                                        ---------------------------
                                        Christopher L. Ellis
                                        Senior Vice President, Finance, Chief
                                        Financial Officer

                                                              EXHIBIT 32.1

              CERTIFICATION OF PRESIDENT & CHIEF EXECUTIVE OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350(a)

In connection with the accompanying Quarterly Report on Form 10-Q of USF Corporation for the quarter ended October 4, 2003, I, Richard P. DiStasio, President & Chief Executive Officer of USF Corporation, hereby certify pursuant to 18 U.S.C. Section 1350(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     (1) such Quarterly Report on Form l0-Q for the quarter ended October 4, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in such Quarterly Report on Form 10-Q for the quarter ended October 4, 2003, fairly presents, in all material respects, the financial condition and results of operations of USF Corporation.

A signed original of this written statement required by Section 906 has been provided to USF Corporation and will be retained by USF Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

                                    /s/ Richard P. DiStasio
                                    ----------------------------------------
                                    Richard P. DiStasio
                                    President & Chief Executive Officer

Date: November 7, 2003

                                                                   EXHIBIT 32.2

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350(a)

In connection with the accompanying Quarterly Report on Form 10-Q of USF Corporation for the quarter ended October 4, 2003, I, Christopher L. Ellis, Senior Vice President, Finance and Chief Financial Officer of USF Corporation, hereby certify pursuant to 18 U.S.C. Section 1350(a), as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     (1) such Quarterly Report on Form l0-Q for the quarter ended October 4, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in such Quarterly Report on Form 10-Q for the quarter ended October 4, 2003, fairly presents, in all material respects, the financial condition and results of operations of USF Corporation.

A signed original of this written statement required by Section 906 has been provided to USF Corporation and will be retained by USF Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

                                    /s/ Christopher L. Ellis
                                    ----------------------------------------
                                    Christopher L. Ellis
                                    Senior Vice President, Finance and
                                    Chief Financial Officer

Date:  November 7, 2003