Form 10-K
period 2003-12-31
USF CORP
filed 2004-03-15
CIK 881791

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 0-19791

USF Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3790696 (I.R.S. Employer Identification No.)

8550 W. Bryn Mawr Ave., Ste. 700, Chicago, IL 60631

(Address of principal executive offices) (Zip Code)

(773) 824-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock $.01 Par Value	Nasdaq®
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:

8 1/2% Notes Due April 15, 2010
6 1/2% Notes Due May 1, 2009
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑    No ☐

     The number of shares of common stock outstanding at March 1, 2004 was 27,557,589. The aggregate market value of the voting stock of the registrant as of March 1, 2004 was approximately $980,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

     1) Proxy statement to be filed on or about March 31, 2004 (Only those portions referenced herein are incorporated in this Form 10-K).

PART I

(Thousands of dollars, except share and per share amounts)

Item 1 — Business

General Development of Business

Continuing Operations — Core Businesses

      USF Corporation (“USF”) provides comprehensive supply chain management services in four business segments through our operating subsidiaries. In the less-than-truckload (“LTL”) segment, carriers provide regional and inter-regional delivery throughout the United States (“US”), certain areas of Canada and throughout Mexico. Our truckload (“TL”) segment offers premium regional and national truckload services. The logistics (“Logistics”) segment provides dedicated carriage, cross-dock operations, supply chain management, contractual warehousing, domestic ocean freight forwarding and reverse logistics services. Our corporate and other segment performs support activities for our business segments including executive, information technology (“IT”), corporate sales and various financial management functions. Principal subsidiaries in the LTL segment are USF Holland Inc. (“Holland”), USF Bestway Inc. (“Bestway”), USF Red Star Inc. (“Red Star”), USF Reddaway Inc. (“Reddaway”) and USF Dugan Inc. (“Dugan”). USF Glen Moore Inc. (“Glen Moore”) is our TL carrier. Logistics consists of USF Logistics Services Inc. and USF Processors Inc.

      In December 2003, we began offering transportation and logistics services in Mexico and across the United States/ Mexico border through a joint venture with the shareholders of Autolineas Mexicanas S.A. de C.V. (“ALMEX”). ALMEX, a nationwide LTL carrier in Mexico, has a network of 52 terminals providing service to virtually the entire country.

Continuing Operations — Acquisitions

      During 1999, we acquired all of the outstanding shares of Processors Unlimited Company, Ltd., a provider of reverse logistics services to the grocery and drug industries; and Underwood Trucking, an Indiana-based truckload carrier. Total consideration for all 1999 acquisitions amounted to approximately $39,000 of cash and debt assumed. During 2000, we acquired Tri-Star Corporation, Inc., a Tennessee-based truckload carrier. Total consideration for the 2000 acquisition amounted to approximately $17,000 of cash and debt assumed.

      In February 2003, we acquired the stock of System 81 Express, Inc., a truckload carrier based in Tennessee that owned or operated approximately 140 tractors and 260 trailers, for approximately $4,700 in cash and assumed debt. In addition, contingent performance based payments totaling $314 were subsequently made to the former owners of System 81 Express.

      In April 2003, we paid $3,000 in cash for certain assets and the business of Plymouth Rock Transportation Corporation, a Massachusetts-based LTL carrier that provided overnight freight service to 11 Northeastern states. Contingent purchase price payments over four years totaling up to approximately $3,000 may be made to the former owners of Plymouth Rock Transportation Corporation if certain revenue goals are achieved.

Continuing Operations — Non-Core Asia Operations

      During the first quarter of 2002 we relinquished our 50% interest in our consolidated subsidiary, USF Asia (“Asia”). We recorded a $12,760 charge, which included a $10,000 negotiated payment to our former partner. The remaining $2,760 represented the relinquishment of our net assets to our former partner. We initiated our commitment to dispose of our Asia operation in the fourth quarter of 2001. Accordingly, as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we applied the provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Asia operation was a component of our freight forwarding segment. APB No. 30 required presentation of

(Thousands of dollars, except share and per share amounts)

a business disposal in discontinued operations only when a company disposed of an entire segment. We therefore did not present the Asia operation in discontinued operations.

Discontinued Freight Forwarding Segment

      From 1997 to 2001 we made several acquisitions in our freight forwarding segment. Total consideration amounted to approximately $96,000 of cash and debt assumed.

      During 2002, we decided to focus on our core competencies of providing high value comprehensive supply chain management services, and in October 2002 disposed of our non-core freight forwarding business that included several companies operating domestically under the name USF Worldwide Inc. (“Worldwide”) and in Great Britain under the name USF Worldwide Logistics (UK) Ltd. (“LTD”). During the fourth quarter of 2002, we recorded an after-tax charge for the disposal of Worldwide amounting to $13,239. As a result, our consolidated financial statements have been restated to reflect the non-core freight forwarding segment (excluding Asia operations) as discontinued operations for all periods presented. Prior to the disposal, year to date 2002 losses after-tax benefits amounted to $16,978. In December 2002, we reacquired the ocean freight forwarding businesses of Worldwide for total consideration of $3,000. These businesses are recorded in continuing operations in the logistics segment.

Financial Information About Segments

      Segment financial information is included in Note 13 to the Consolidated Financial Statements found later in this Form 10-K.

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

      Our LTL trucking subsidiaries principally compete against regional, interregional and long-haul LTL carriers. To a lesser degree, we compete against truckload carriers, overnight package companies, railroads and airlines. Significant barriers to entry into the regional LTL market exist as a result of the substantial capital requirements for terminals, tractors and trailers. LTL is a competitive market with intense pricing pressure and increasing costs that present a challenge to profit margins.

      Our LTL trucking subsidiaries’ three primary service products are USF PremierSM (“Premier”), USF PremierPlusSM (“PremierPlus”) and USF GuaranteedSM (“Guaranteed”). Premier service is overnight and second-day deliveries generally within each of our LTL trucking subsidiaries’ regional service areas. PremierPlus service is interregional longer haul service between two of our LTL trucking subsidiaries. Guaranteed service includes deliveries within our regional and interregional service areas with a guaranteed

(Thousands of dollars, except share and per share amounts)

date of delivery. Revenue for our Premier, PremierPlus and Guaranteed services accounted for approximately 87%, 12% and 1%, respectively, of the total LTL trucking revenue in 2003. Our Premier and PremierPlus revenue included both LTL and TL shipments. The average length of haul, for combined inter- and intra-regional service was approximately 493 miles.

      Holland is the largest of our operating subsidiaries, transporting LTL shipments interstate throughout the Central US, Eastern Canada and into the Southeastern US. Holland operates from 57 terminals and uses predominantly single 48 and 53 foot trailers. Its average length of Premier line-haul in 2003 was approximately 385 miles.

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

      Glen Moore transports TL shipments interstate throughout the US generally from the Northeastern and Southeastern states to the West Coast and into the North Central states. It also operates over shorter distances in certain of its dedicated customer lanes. At the end of 2003, Glen Moore operated 857 tractors and 3,001 trailers. The company primarily utilizes sleeper line-haul tractors and 53 foot trailers. Its average length of haul in 2003 was approximately 200 miles for its short haul dedicated business and approximately 700 miles for its traditional long-haul business.

Logistics Subsidiaries

      Logistics provides dedicated carriage, cross-dock operations, supply chain management, contractual warehousing, domestic ocean freight forwarding and reverse logistics services to the retail and industrial markets with a focus on consolidation/distribution and fulfillment programs.

      Logistics has grown through acquisitions in the warehousing industry and start up operations designed to serve large customers’ special needs in the steel industry, wholesale food industry, specialized retail customers and other freight management operations. Our cross-docking operation, which accounts for 41% of Logistics’ revenue, has increased in size through a combination of geographic acquisitions and internal expansion to meet the needs of its retail customers. It operates out of 19 centers in the larger metropolitan areas of the US.

Seasonality

      Our results, consistent with the trucking industry in general, typically show seasonal patterns with tonnage and revenue declining during the winter months. Also, inclement weather in the winter months can negatively affect our results.

Customers

      We are not dependent upon any particular industry. We provide services to a wide variety of customers including many large, publicly held companies. For the year ended December 31, 2003, no single customer accounted for more than 3.5% of our revenue and our 50 largest customers as a group accounted for approximately 30% of total revenue.

Fuel

      The motor carrier industry is dependent upon the availability of diesel fuel. Shortages of fuel, increases in fuel costs or fuel taxes, or rationing of petroleum products could have a material adverse effect on our profitability. Our LTL regional trucking subsidiaries periodically assess a fuel surcharge to offset increases in

(Thousands of dollars, except share and per share amounts)

fuel prices. Fuel surcharges in the TL industry are more difficult to implement and collect. In most cases, TL operators generally recover the increases in fuel costs through increases in rates charged for their services. We have not experienced any difficulty in maintaining fuel supplies sufficient to support our operations. We do not use derivatives to manage risk associated with our fuel costs.

Regulation

      We operate under regulatory requirements from the Department of Transportation, the Environmental Protection Agency and various other federal and state agencies. These regulations include driver hours of service rules, drug testing, emission standards, and underground storage tank testing and monitoring. Regulatory and legislative changes may influence operating practices of the trucking industry, the demands for services to shippers, and the costs of providing those services.

      Effective January 1, 2004, the federal government instituted new hours of service rules changing the number of hours drivers can work in a 24 hour day. We have implemented procedures to ensure compliance with the law, as well as to minimize the effect to our cost of operations. We expect minimal impact on our LTL business because of the shorter length of haul.

Insurance and Safety

      We are effectively self-insured on our significant operations up to $5,000 per occurrence for cargo loss and damage, bodily injury and property damage, and up to $2,500 per occurrence for workers’ compensation claims. Additionally, we have obtained third-party insurance for workers’ compensation claims for amounts in excess of $2,500 per occurrence and all other losses in excess of $5,000. As of December 31, 2003, our financial statements included an estimated total liability of $126,314 with respect to these exposures.

      Each of our operating subsidiaries employs safety specialists and maintains safety programs. In addition, we employ specialists to perform compliance checks and conduct safety tests throughout our operations.

      Our insurance expense as a percentage of revenue over the last three years was as follows:

Year	2003	2002	2001

Cargo, bodily injury and property damage	1.9%	1.9%	2.0%
Workers’ compensation	2.1%	1.8%	1.6%

Employees

      At December 31, 2003, we employed approximately 21,000 people, of whom approximately 48% were members of unions. Of these union workers, approximately 90% were employed by Holland or Red Star and belonged to the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“IBT”). Members of the IBT at Holland and Red Star are presently working under the terms of a five-year, industry-wide labor agreement that expires in March 2008.

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

(Thousands of dollars, except share and per share amounts)

“intends” or “plans” or by discussions of strategies, intentions or outlook. Potential risks and uncertainties include, but are not limited to:

•	General economic conditions and specific conditions in the markets in which we operate, which can affect demand for our services.

•	The costs and difficulties in execution of certain of our sales, marketing, and IT functions.

•	Competition from other transportation and logistics services providers.

•	Our ability to adapt to technological change and to compete with new or improved services offered by our competitors.

•	Increases in motor fuel prices (see “Fuel”).

•	Work stoppages, strikes or slowdowns by our employees.

•	Changes in government regulation (see “Regulation”).

•	Effects of weather.

•	Availability of financing on terms acceptable to us.

•	Other uncertainties detailed herein and at various times in Securities and Exchange Commission filings and press releases of USF Corporation.

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

Item 2 — Properties

      Our executive offices are located at 8550 West Bryn Mawr Ave., Ste. 700, Chicago, IL 60631. Our 27,500 square foot facility is occupied under a lease terminating in August 2008.

      Our network of 249 terminals (125 are owned and 124 are leased) is a key element in the operation of our LTL trucking subsidiaries. The terminals vary significantly in size according to the markets served. Sales personnel at each terminal are involved in the solicitation of new business. Each terminal maintains a team of dispatchers who communicate with customers and coordinate local pickup and delivery drivers. Terminals also maintain teams of dockworkers, line-haul drivers and administrative personnel. Certain of our larger and geographically located terminals have maintenance facilities and mechanics. Each terminal is directed by a terminal manager who has general supervisory responsibilities and also plays an important role in monitoring costs and service quality.

      Our TL subsidiary operates from 3 terminals (2 are owned and 1 is leased), and our logistics subsidiaries operate from 65 facilities (8 are owned and 57 are leased).

Item 3 — Legal Proceedings

      Our trucking subsidiaries are parties to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, (CERCLA). They have been made parties to these proceedings as an alleged generator of waste disposed of at hazardous waste disposal sites. In each case, the Government alleges that the parties are jointly and severally liable for the cleanup costs. Although joint

(Thousands of dollars, except share and per share amounts)

and several liability is alleged, these proceedings are frequently resolved on the basis of the quantity of waste disposed of at the site by the generator. Our potential liability varies greatly from site to site. For some sites the potential liability is de minimis and for others the costs of cleanup have not yet been determined. It is not feasible to predict or determine the outcome of these or similar proceedings brought by state agencies or private litigants. We believe such liability, if any, would not materially adversely affect our financial condition or results of operations.

      Our Dugan subsidiary was the subject of a criminal investigation by the City of Houston and an administrative investigation by the Texas Commission on Environmental Quality arising from inadvertent diesel releases from Dugan’s Northfield facility located in Houston, Texas. The City of Houston and State of Texas filed a misdemeanor complaint against Dugan that has been resolved as of November 12, 2003 based upon Dugan’s payment of the sum of $70 plus court costs. Dugan has taken and continues to take measures to respond to the environmental effects of these releases and to curtail further releases. Dugan has also brought suit against the environmental consultant who reviewed the Northfield facility prior to Dugan’s acquisition of the property in 1998.

      On December 23, 2003, Idealease Services, Inc. (“Idealease”) filed a complaint against Logistics, in the Circuit Court of Cook County in Chicago, Illinois. Idealease is asking the court to require Logistics to specifically perform an alleged contractual obligation to buy back from Idealease a fleet of vehicles it claims is valued at approximately $14,500 or to pay Idealease that amount. Idealease also contends that Logistics is liable for $557 in lease payments and that certain riders to a lease agreement are invalid due to a lack of consideration. Logistics denies the material allegations in the Idealease complaint and plans to vigorously contest the lawsuit in court.

      We are involved in other litigation arising in the ordinary course of business, primarily involving claims for bodily injury, property damage, and workers’ compensation. We believe the ultimate recovery or liability, if any, resulting from such litigation, individually or in total, would not materially adversely affect our financial condition or results of operations.

Item 4 — Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

      Our common stock trades on The Nasdaq Stock Market® under the symbol: USFC. On March 4, 2004, there were approximately 14,000 beneficial holders of our common stock. For the high and low sales prices of our common stock for each full calendar quarter for 2003 and 2002, see Item 7 — Management’s Discussion and Analysis.

      Since July 1992, we have paid a quarterly dividend of $0.093333 per share. Although it is our present intention to continue paying quarterly dividends, the timing, amount and form of future dividends will be determined by our Board of Directors and will depend, among other things, on our results of operations, financial condition, cash requirements, certain legal requirements and other factors deemed relevant. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources.”

(Thousands of dollars, except share and per share amounts)

Item 6 —	Selected Financial Data

      The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K.

Selected Consolidated Financial Data

Year	2003	2002	2001	2000	1999

Statements of operations
Revenue	$2,292,139	$2,250,526	$2,220,974	$2,288,613	$2,001,905

Income from operations	95,592	80,854	103,336	182,673	182,016
Interest expense	(20,900)	(20,516)	(20,964)	(21,090)	(13,653)
Interest income	1,867	2,708	2,278	638	997
Other non-operating expense	(1,274)	(1,054)	(499)	(926)	(313)

Income from continuing operations before income taxes and minority interest	75,285	61,992	84,151	161,295	169,047
Minority interest	—	—	(1,100)	1,708	—
Income tax expense	(31,184)	(28,724)	(33,074)	(64,962)	(69,165)

Income from continuing operations	44,101	33,268	49,977	98,041	99,882

Income/(loss) on discontinued operations, net of tax	(338)	(30,217)	(11,589)	(1,243)	4,358
Cumulative effect of change in accounting for revenue recognition	(1,467)
Cumulative effect of change in accounting for goodwill	—	(70,022)	—	—	—

Net income/(loss)	$42,296	$(66,971)	$38,388	$96,798	$104,240

Basic earnings per share
Income from continuing operations	$1.62	$1.23	$1.90	$3.72	$3.78
Diluted earnings per share
Income from continuing operations	1.61	1.22	1.87	3.65	3.63
Basic earnings per share
Net income/(loss) per share	1.55	(2.49)	1.46	3.68	3.95
Diluted earnings per share
Net income/(loss) per share	1.55	(2.45)	1.43	3.61	3.79
Cash dividends declared per share	0.37	0.37	0.37	0.37	0.37
Balance Sheets (excluding discontinued operations)
Assets:
Current assets	$459,239	$410,007	$384,011	$335,762	$310,806
Property and equipment, net	753,902	760,153	724,465	744,848	655,428
Goodwill	100,808	100,504	100,504	107,420	107,742
Other assets	44,139	24,607	26,459	21,215	13,555

Total assets	$1,358,088	$1,295,271	$1,235,439	$1,209,245	$1,087,531

(Thousands of dollars, except share and per share amounts)

Year	2003	2002	2001	2000	1999

Liabilities and Stockholders’ Equity:
Current liabilities	$252,467	$240,068	$228,797	$261,696	$332,964
Long-term debt	250,087	252,129	252,515	260,017	132,960
Other non-current liabilities	190,745	183,943	172,470	161,893	145,299
Minority interest	—	—	1,855	539	—
Total stockholders’ equity	664,789	619,131	687,652	635,176	558,859

      In January 2002, we relinquished our interest in USF Asia and incurred a charge of $12,760, which was included in income from continuing operations. In addition, $6,000 in loans were made to USF Asia, which were subsequently written off in the fourth quarter of 2002. Also in 2002, upon adoption of SFAS No. 142, we recorded a goodwill impairment charge of $70,022 at USF Worldwide, our discontinued freight forwarding segment. The charge was shown as a cumulative effect of change in accounting principle.

(Thousands of dollars, except share and per share amounts)

Item 7 —	Management’s Discussion and Analysis of Results of Operations and Financial Condition

EXECUTIVE SUMMARY

      2003 was a challenging year for USF. We experienced softness in the US economy, increases in our costs of labor and insurance, intense pricing pressure, and geographic expansion of our competitors. Despite these conditions, we earned $44,101 in income from continuing operations and generated a net increase in cash of $67,501. However, we recognized that within a changing, more competitive marketplace, our business model needed to be changed to remain competitive and grow the business. Under the direction of our leadership team, we will be focused in 2004 on becoming a ‘company of one’, projecting a common face to our customers so that in their dealings with any combination of companies within the USF system, the operations appear to be seamless. The opportunity is to capitalize on the strength of the operating companies by availing ourselves of the synergies normally found in a company the size of USF Corporation. Initiatives to be implemented in 2004 include:

•	The deployment of a ‘best practices’ group aimed at increasing productivity across operating companies as well as providing for significant cost reductions.

•	Placing a stronger focus on both corporate accounts and the cross-selling of regional and inter-regional products across all operating units.

•	A more rigorous budget process with heightened awareness of capital spending levels along with stronger profit and loss accountability across all operating units.

•	A new product, USF MexicoSM, will increase cross-border opportunities for the LTL, TL and Logistics businesses and also provide USF with a significant competitive advantage over other transportation companies.

•	More focused IT plans and structure that will be better aligned with strategic initiatives.

      While we remain confident that USF will be a more focused and competitive company by the end of 2004, there are risks and uncertainties that are inherent in the transportation and logistics markets that may impact our results. Examples include fuel costs, industry consolidation, regulatory issues, general economic weakness, weather, customer failures and others.

CONSOLIDATED RESULTS

      Our revenue and net income (loss) for 2001 through 2003 was as follows:

Year	2003	2002	2001

Revenue	$2,292,139	$2,250,526	$2,220,974
Net Income (loss)	42,296	(66,971)	38,388

      The following comments provide an understanding of significant items that were included in net income (loss) during each of the three years presented.

•	Our net loss for 2002 included a goodwill impairment charge of $70,022 at USF Worldwide, our discontinued freight forwarding segment. The charge resulted from the adoption of SFAS No. 142.

•	Our net income (loss) for 2003 and 2002 was negatively impacted by our losses from discontinued freight forwarding operations of $338 and $16,978, respectively.

•	Our net loss for 2002 included a loss of $13,239 related to the disposal of our freight forwarding segment. The disposal of this segment was the result of taking the action necessary to better focus on our core competencies of providing high value comprehensive supply chain management services.

(Thousands of dollars, except share and per share amounts)

•	Our net loss for 2002 included a charge of $12,760 related to the relinquishment of our interest in USF Asia to better focus on our core competencies. There were also loans of $6,000 that were forgiven in 2002 related to the relinquishment.

•	Our net income for 2003 was negatively impacted by $1,467 due to a change in the accounting for revenue and expense recognition. This change was made to recognize the increase in our average length of haul of freight, which resulted from our implementation of new marketing strategies.

•	Our net income for 2003 included a gain of approximately $6,100 from the sale of our Red Star Newark terminal.

      Our consolidated financial statements have been restated to reflect the non-core freight forwarding segment as discontinued operations. Unless otherwise indicated, the following discussion relates to our continuing operations.

RESULTS OF OPERATIONS

LTL Group

      Our revenue, income from operations and operating ratios for 2001 through 2003 for our LTL group was as follows:

Year	2003	2002	2001

Total Revenue	$1,898,668	$1,866,892	$1,816,204
Income from operations	110,555	105,172	108,620
Operating Ratio	94.2%	94.4%	94.0%

      Our LTL segment includes our LTL operating companies, each of which generates revenue from LTL and TL shipments. Revenue from LTL shipments represents approximately 94% of the revenue in the LTL segment. LTL statistics presented in the table below only include revenue from LTL shipments.

	LTL Statistics

				Revenue	Revenue per
				per	Hundred-	Weight per	Length
	Revenue	Tons	Shipments	Shipment	weight	Shipment	of Haul

	(Thousands)	(Thousands)	(Thousands)			(Pounds)	(Miles)
2003	$1,801,382	7,959.5	14,019.8	$128.49	$11.32	1,135	493
2002	1,758,871	8,140.1	14,425.9	121.92	10.80	1,129	488
2001	1,681,767	8,189.2	14,701.6	114.39	10.27	1,114	487

2003 Compared to 2002

      In 2003 our LTL segment’s total revenue and income from operations increased from 2002 by 1.7% and 5.1%, respectively. The following provides an understanding of the factors that impacted our operating results:

•	LTL tonnage increased at Reddaway 6.3% resulting in a 9.0% increase in LTL revenue.

•	Revenue increased by 2.4% at Holland. A difficult industrial economy for most of 2003, particularly in the Midwest, and increased competition impacted our ability to grow.

•	Revenue at Red Star decreased by 13.5% following our strategic decision to exit business with a large customer ($26,000) and the closure of terminals in the Carolinas and Atlanta ($14,000). These decreases were partially offset by the acquisition of a small Northeastern carrier and its contribution of $14,630 to revenue in 2003.

(Thousands of dollars, except share and per share amounts)

•	The general rate increase of 5.9% that was implemented during the 2nd quarter of 2003. Its implementation occurred three weeks earlier in the year than 2002’s 5.9% increase.

•	Revenue from fuel surcharges increased $28,941 due to rising fuel costs.

•	PremierPlus revenue increased 12.5% as a result of our marketing and service efforts. This revenue represented 12.6% and 11.4% of LTL revenue in 2003 and 2002, respectively.

•	Income from operations for 2003 included a gain of $10,000 from the sale of our Red Star Newark terminal.

•	Income from operations was also impacted by the effect of increased insurance costs of 14.3% or $11,238, which reflects the continued escalation of insurance premiums and the medical cost-driven inflation of workers’ compensation, and continued pricing pressures in the Midwest and Southwest, which affected Holland and Bestway.

•	We were able to increase our revenue per shipment and revenue per hundredweight through increased focus on yield in our pricing decisions.

      Holland, our largest subsidiary, accounted for 52% of our LTL segment’s total revenue and 61% of its income from operations. Holland’s total revenue and income from operations in 2003 were $983,830 and $67,466, an increase of $23,438 and a decrease of $4,302, respectively. Although Holland’s income from operations and margins decreased from 2002, margins improved during the latter part of 2003 as result of increased focus on managing yield and costs. Also during 2003, Holland was negatively impacted by increased contractual benefit and workers’ compensation costs.

2002 Compared to 2001

      The following provides an understanding of the factors that impacted our operating results:

•	Revenue and income from operations were lower during the first eight months of 2002 compared to the first eight months of 2001.

•	In early September 2002, Consolidated Freightways (“CF”) filed for bankruptcy and our LTL segment captured a portion of CF’s former revenue which contributed to our fourth quarter 2002 revenue increase of 11.1% compared to the fourth quarter of 2001.

•	In late June 2002, our LTL segment enacted a 5.9% general rate increase, the same as in June 2001.

•	Pricing pressures continued throughout the year, but rates held in the fourth quarter, as evidenced by the increase in our LTL revenue per hundredweight compared to 2001.

•	The increase in our LTL segment’s operating ratio was primarily attributed to an increase in labor, union health care, and equipment maintenance expense.

•	Workers’ compensation and other insurance were generally flat in both years. This cost control was achieved as the LTL segment managed increases in insurance premiums by increasing our level of self-insured risks. Reductions in cargo claims in 2002 offset the increases in workers’ compensation and third-party liability expenses.

•	At Holland, our largest subsidiary, revenue increased to $960,392 in 2002 compared to $937,150 in 2001, and income from operations declined to $71,800 in 2002 from $75,000 in 2001. Even though Holland showed increased business volumes (tonnage and shipments grew by 2.9% and 4.1%, respectively), its average revenue per shipment decreased 1.5%, resulting in a decrease in margins.

(Thousands of dollars, except share and per share amounts)

Truckload

Year	2003	2002	2001

Revenue	$128,093	$114,151	$100,439
Income from operations	4,663	5,311	2,887
Operating Ratio	96.4%	95.3%	97.1%

      The following provides an understanding of the factors that impacted our operating results:

•	The increase in revenue in 2003 from 2002 was primarily due to the acquisition of System 81 Express, Inc., a truckload carrier based in Tennessee that contributed $8,000.

•	Increases in revenue per mile, increased business volumes with new customers and our regional LTL carriers (performing the intercompany substitute line-haul for our PremierPlus service product) also contributed to the 2003 revenue increase.

•	The decline in the TL segment’s 2003 income from operations was primarily due to substantially higher fuel costs compared to 2002, which were partially offset by our improved loaded revenue per mile.

•	The improvement in the operating ratio in 2002 from 2001 was mainly attributable to reduced labor and purchased transportation expense as a percent of revenue as a result of improved driver productivity, as well as lower fuel prices.

Logistics

Year	2003	2002	2001

Revenue	$276,441	$278,161	$277,393
Income from operations	9,270	12,603	11,185
Operating Ratio	96.7%	95.5%	96.0%

      The following provides an understanding of the factors that impacted our operating results:

•	Revenue from our cross-dock operations increased $4,200 in 2003, primarily through growth at existing distribution centers.

•	Revenue from our dedicated carriage and warehouse operations decreased $30,300 in 2003 due in large part to our customer, The Fleming Companies, bankruptcy in April 2003.

•	Revenue from our reverse logistics services decreased $4,900 resulting from the loss of a major customer in early 2003.

•	These revenue decreases were partially offset by $26,800 in revenue from the domestic ocean freight forwarding operations that we acquired in late 2002 from Seko Worldwide.

•	A bad debt write off of $2,000 was recorded in 2003 as a result of The Fleming Companies bankruptcy.

•	Revenue in our cross-dock business increased by $9,800 in 2002, primarily through growth at existing distribution centers along with full year revenue from distribution centers that opened late in 2001.

•	Reverse logistics services revenue decreased $15,100 in 2002. Most of this revenue decline came from the loss of significant volumes from a major customer that, while declining in 2001, were non-existent in 2002.

•	In 2001, there was a $1,600 charge related to employee costs from combining certain administrative functions within the segment.

(Thousands of dollars, except share and per share amounts)

Corporate and Other

Year	2003	2002	2001

Corporate & Other	$(28,896)	$(29,472)	$(16,545)

      The following provides an understanding of the factors that impacted our operating results:

•	In 2003, several major software projects that were begun in 2002 and were in the non-capitalizable phase moved into the phase where the development costs were capitalized.

•	2003 included a $621 restructuring charge as a result of staff reductions of 29 employees to streamline the IT organization.

•	Corporate office expense (non-IT) increased in 2003 primarily due to retirement costs of approximately $2,100 for a former CEO.

•	Amortization of intangible assets increased by $1,134 in 2003, which resulted from the acquisitions of System 81 Express, Inc. and Plymouth Rock Transportation Corporation.

•	In 2002 IT expense increased due to our significant investment in IT initiatives, which resulted in the need for additions to our employee staff as well as the utilization of outsourced labor and consultants.

•	Amortization of intangible assets decreased by $4,211 in 2002 as a result of adopting SFAS No. 142, which required us to cease amortization of goodwill in 2002.

Non-operating Income and Expense

      Interest expense principally includes interest on our guaranteed unsecured notes of $250,000. We had cash invested in interest bearing instruments during all of 2003 and 2002. For 2003 and 2002, interest income also included $886 and $1,261 from the settlement of tax related matters. At the end of 2003 and 2002, we had cash and cash equivalents of $121,659 and $54,158, respectively.

Income Taxes

      Our effective tax rate on income from continuing operations for 2003 was 41.4% compared with 46.3% in 2002 and 39.3% in 2001. The current year effective tax rate is lower than that of the prior year because a net tax benefit was not recognized for the Asia exit costs in the prior year, resulting in an increase in the rate for that year.

Outlook — Unknown Trends or Uncertainties

      We expect improvement in our operating results in 2004 as a result of an improved economy and our strategic initiatives. We believe our 2004 initiatives will provide increased revenue opportunities and generate cost savings through operational efficiencies. We believe achieving improved operating results are dependent on us executing our strategic initiatives, the level of competition, and the extent of the improvement in the US economy.

(Thousands of dollars, except share and per share amounts)

LIQUIDITY AND CAPITAL RESOURCES

      The following is a table of our contractual obligations and other commercial commitments as of December 31, 2003 (See also Notes 3, 4 & 9 to the Consolidated Financial Statements of this Form 10-K):

		Payments & Commitments by Period

		Less than	2-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Contractual Obligations
Long-Term Debt	$250,147	$60	$87	$—	$250,000
Operating Leases	65,453	25,157	26,778	8,658	4,860

Total Contractual Obligations	$315,600	$25,217	$26,865	$8,658	$254,860

Other Commitments
Mexico Loan(1)	$5,365	$5,365	—	—	$—
Purchase Commitments(2)	9,997	8,922	1,059	16	—

Total Commitments	$15,362	$14,287	$1,059	$16	$—

(1)	As of December 31, 2003, we invested $5,365 in the form of a loan, which can be increased to $10,000.

(2)	At December 31, 2003 our capital purchase commitments included $7,380 for land and improvements and $2,569 for other information technology related projects.

      We believe that projected cash flows from operating activities and funding from our committed credit facilities will be adequate to finance our anticipated cash needs for 2004.

Sources and Uses of Cash

Operations

      Our primary sources and uses of cash result from the realization of trade accounts receivable and settlement of payroll, trade accounts payable, and operating accruals, including insurance and claims. During the three years ended December 31, 2003, the aging of our receivables remained substantially constant and our cash operating expenses (i.e., operating expenses less depreciation and amortization) as a percentage of revenue were 91.3%, 91.9%, and 90.6%, respectively.

      We maintain an appropriate level of tractors and trailers to ensure the effectiveness of our operations. Purchases of tractors and trailers have been, and are expected to be, our most significant type of capital expenditure. These purchases can be deferred or accelerated in order for us to respond to changes in economic conditions and the market for these assets. Purchases of tractors and trailers and total capital expenditures were $34,549, $86,958, $11,262 and $116,081, $141,322 and $89,495 during 2003, 2002, and 2001, respectively.

      We received cash of $12,970 from the sale of our Newark terminal, and made a $5,365 loan related to our Mexican joint venture.

      There have not been, and we do not expect, any material changes to the underlying drivers of our operating cash flows. We believe that cash generated from our core operations and, if needed, our credit facilities to be sufficient to fund our operations.

Financing

      We have a $200,000 committed credit facility that expires in October 2005. The facility allows up to $125,000 for standby letters of credit to cover our self-insurance programs and other miscellaneous letter of credit requirements. In addition to our committed credit facility, we maintain an uncommitted line of credit,

(Thousands of dollars, except share and per share amounts)

which provides $10,000 of short-term funds. At December 31, 2003, we had no borrowings under these facilities and had $87,974 of outstanding standby letters of credit under the revolving credit facility.

      Our external debt financing arrangements are discussed in Note 4 to the Consolidated Financial Statements found later in this Form 10-K.

Debt Instruments, Guarantees, and Related Covenants

      Our financing arrangements include covenants that require us to comply with certain financial ratios including net worth and funded debt to adjusted cash flows. We are in compliance with these covenants and do not believe these covenants would restrict us from securing additional financing, if necessary.

Cash Management

      At December 31, 2003, cash increased by $67,501 from December 31, 2002. Excess cash after working capital and investing requirements were primarily invested in short term interest bearing instruments.

DIVIDENDS AND STOCK REPURCHASE

      Our quarterly dividend rate is .0933 per share. During 2003, we paid cash dividends totaling $10,135.

      During 2003, we repurchased 14,000 shares for $336 under a Board authorized repurchase program. There were no shares repurchased in 2002 and 2001. At December 31, 2003, we had authorization to purchase an additional 500,000 shares.

      Table of Share Price by Quarter:

	First	Second	Third	Fourth	Year

Market price per share
2003	$22.56-30.13	$25.59-31.22	$27.09-34.50	$31.92-35.45	$22.56-35.45
2002	31.15-38.95	33.02-38.75	26.50-37.70	28.10-34.46	26.50-38.95

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition

      At the beginning of 2003, we changed our method of accounting for revenue and expense recognition for our LTL and TL segments. Under the new accounting method, we recognize revenue for our LTL and TL operations by the allocation of revenue between reporting periods based on the relative transit time in each reporting period with expenses recognized as incurred. In 2002 and 2001, revenue for our LTL and TL operations was recognized when freight was picked up from the customer. This change was made to more precisely reflect revenue earned, and expenses incurred, as of our reporting dates in response to the increase in our length of haul of freight, which resulted from the implementation of our new marketing strategies.

      The estimation of a shipment’s relative transit time at the end of a period is accomplished utilizing the estimated percentage-of-completion of each shipment based on its location status as provided by our freight management systems. This estimation technique reasonably approximates the in-transit times of shipments. Although there are inherent limitations in the methodology and estimation utilized under this accounting method, the amount of revenue recognized that relates to shipments in-transit at the end of a given quarterly period has been less than 2% of total revenue for that quarter. Accordingly, we believe that our revenue recognition method provides an accurate measurement of our quarterly and annual revenue.

(Thousands of dollars, except share and per share amounts)

Insurance and Claims

      Casualty claim reserves represent management’s estimates of liability for property damage, public liability and workers’ compensation. We have processes in place to capture claims on a timely basis and we manage these claims with the assistance of a third-party administrator along with our insurers. Our reserves for claims are significant and can involve a high degree of judgment. We therefore utilize various historical data and trends to compute estimated reserve ranges. These ranges, along with other known facts on individually significant outstanding claims, are utilized to best estimate our liability. We continuously monitor our reserves and their underlying estimation methodologies. We believe that our processes and methodologies sufficiently minimize the possibility of the final resolution of claims being materially different than our recorded reserves and our estimates have historically been reasonably accurate. However, our estimated reserves are inherently sensitive to differences between our actual future settlement of liability and our estimation methodologies utilized in the preparation of the current financial statements.

Allowance for Doubtful Accounts

      We follow credit and collection procedures to ensure the customer credit risk is assessed and follow up is performed on delinquent accounts. With the diversity of needs for our service offerings, particularly in the LTL segment, we serve a wide range of customers. Our procedures therefore must be flexible and consider the cost and benefit of providing services to customers to whom there is a higher risk of uncollectible accounts. There can be significant write-offs that occur which are not predictable, such as customer bankruptcies. Our allowance for doubtful accounts is computed by applying factors based on historical write-off activity to our outstanding balances. We believe that our credit and collection procedures, fairly predictable write-off results, and the estimation methodology utilized to compute our allowance for doubtful accounts, minimize the possibility of our actual bad debts being materially different than the amount recorded in our allowance for doubtful accounts. However, our allowance is inherently sensitive to differences between the actual future realization of outstanding customer accounts receivable balances and amounts as computed under our estimation methodology, which is utilized in the preparation of the current financial statements.

Goodwill

      At the beginning of 2002, under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but are subject to an annual impairment test. The test involves the application of estimation techniques to determine fair values. The test that we utilize compares the present value of our expected future cash flows to the carrying value of our reporting units. The expected future cash flows are determined from our budgetary process. We believe that our budgetary process, which includes various assumptions concerning future operating activities but at the same time a sufficient level of objectivity and scrutiny, provides us with a reasonable estimate of projected future cash flows. However, our actual results will ultimately determine the valuation of goodwill.

      Additional information concerning our accounting policies for the critical accounting estimates discussed above is discussed in Notes 1 and 8 to the Consolidated Financial Statements found later in this Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

      On November 25, 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of Interpretation No. 5, Accounting for Contingencies, SFAS No. 57 Related Party Disclosures, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Interpretation also incorporates, without change, the provisions of Interpretation

(Thousands of dollars, except share and per share amounts)

No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which it supersedes. The Interpretation does identify several situations where the recognition of a liability at inception for a guarantor’s obligation is not required. The initial recognition and measurement provisions of this Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this Interpretation did not have an impact on our financial statements and related disclosures.

      In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123”. This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123 in paragraphs 2(a) - 2(e) of this Statement are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 in paragraph 2(f) of this Statement and the amendment to Opinion No. 28 in paragraph 3 of this statement were effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As is allowed, we have adopted the disclosure requirements under SFAS No. 148.

      In March 2003, the FASB issued Interpretation No. 46. This Interpretation of Accounting Research Bulletin No. 5, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. This Interpretation applies to variable interest entities created after January 1, 2002, and to variable interest entities in which an enterprise obtains an interest after that date. We have no investments in variable interest entities and therefore, this Interpretation has no impact on our financial statements and related disclosures.

      In May 2003, the FASB issued SFAS No. 150 — “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement provides guidance as to the appropriate classification of certain financial statement instruments that have characteristics of both liabilities and equity. This statement is effective at the beginning of the first interim period after June 15, 2003. Adoption of this Statement did not have an impact on our financial statements and related disclosures.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to the impact of interest rate changes. Our exposure to changes in interest rates is limited to borrowings, if any, under our line of credit that has variable interest rates tied to the LIBOR rate and our investments in short-term interest bearing instruments. We had no borrowings under the credit agreement in 2002 or 2003. In addition, we had $150,000 of unsecured notes with an 8.5% fixed annual interest rate and $100,000 of unsecured notes with a 6.5% fixed annual interest rate at December 31, 2003. Because these notes have a relatively long maturity feature, any sudden change in market interest rates would not affect our operating results or cash flows to any significant degree. We estimate that the fair value of the notes exceeded by approximately 13% their carrying value at December 31, 2003. We have no outstanding derivative contracts.

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

(Thousands of dollars, except share and per share amounts)

meaningful or material to our investors. Our subsidiaries, other than the Subsidiary Guarantors, are minor. There are no restrictions on our ability to obtain funds from our subsidiaries by dividend or loan. We, therefore, are not required to present separate financial statements of our Subsidiary Guarantors, and other disclosures relating to them.

Item 8 —	Financial Statements and Supplementary Data

(Thousands of dollars, except share and per share amounts)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

USF Corporation
Chicago, IL

      We have audited the accompanying consolidated balance sheets of USF Corporation and subsidiaries (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index under Part IV, Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of USF Corporation and subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1, effective January 1, 2003, the Company changed its method of accounting for revenue and expense recognition for its less-than-truckload and truckload segments.

      As discussed in Note 8, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Chicago, Illinois

March 12, 2004

USF CORPORATION

CONSOLIDATED BALANCE SHEETS

(Thousands of dollars, except share and per share amounts)

	As of December 31

	2003	2002

ASSETS
Current assets:
Cash	$121,659	$54,158
Accounts receivable, less allowances of $11,030 and $13,586, respectively	271,849	269,583
Operating supplies and prepaid expenses	32,014	33,180
Deferred income taxes	33,717	53,086

Total current assets	459,239	410,007
Property and equipment:
Land	114,531	116,240
Buildings and leasehold improvements	297,808	291,138
Equipment	925,677	928,392
Other	120,997	92,079

	1,459,013	1,427,849
Less accumulated depreciation	(705,111)	(667,696)

Total property and equipment	753,902	760,153
Goodwill	100,808	100,504
Other assets	44,139	24,607

	1,358,088	1,295,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt	60	367
Accounts payable	62,511	59,691
Accrued salaries, wages and benefits	87,777	89,765
Accrued insurance and claims	52,772	55,174
Other	49,347	35,071

Total current liabilities	252,467	240,068
Notes payable and long-term debt	250,087	252,129
Accrued insurance and claims	80,707	72,744
Other	14,377	11,335
Deferred income taxes	95,661	99,864

	693,299	676,140
Commitments and contingencies (Note 9)
Stockholders’ equity:
Cumulative preferred stock, $0.01 par value per share: 20,000,000 authorized, none issued	—	—
Common stock, $0.01 par value per share: 80,000,000 authorized, 27,453,217 and 26,994,915 issued and 27,447,475 and 26,989,173 outstanding, respectively	275	270
Paid in capital	290,833	277,298
Retained earnings	373,681	341,563

Total stockholders’ equity	664,789	619,131

	$1,358,088	$1,295,271

See accompanying notes to consolidated financial statements.

USF CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of dollars, except share and per share amounts)

	Years Ended December 31

	2003	2002	2001

Revenue:
LTL Trucking	$1,898,668	$1,866,892	$1,816,204
TL Trucking	128,093	114,151	100,439
Logistics	276,441	278,161	277,393
Asia Operations	—	—	26,938
Intercompany eliminations	(11,063)	(8,678)	—

	2,292,139	2,250,526	2,220,974

Operating expenses:
LTL Trucking	1,788,113	1,761,720	1,707,584
TL Trucking	123,430	108,840	97,552
Logistics	267,171	265,558	266,208
Asia Operations	—	—	29,749
Freight Forwarding — Asia exit costs	—	12,760	—
Corporate and Other	28,896	29,472	16,545
Intercompany eliminations	(11,063)	(8,678)	—

	2,196,547	2,169,672	2,117,638

Income from operations	95,592	80,854	103,336

Non-operating income (expense):
Interest expense	(20,900)	(20,516)	(20,964)
Interest income	1,867	2,708	2,278
Other, net	(1,274)	(1,054)	(499)

Total non-operating expense	(20,307)	(18,862)	(19,185)

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting changes	75,285	61,992	84,151
Income tax expense	(31,184)	(28,724)	(33,074)
Minority interest	—	—	(1,100)

Income from continuing operations before cumulative effect of accounting changes	44,101	33,268	49,977
Discontinued operations (freight forwarding segment):
Loss from operations, net of tax benefits of $239, $6,907, and $6,518, respectively	(338)	(16,978)	(11,589)
Loss from disposal, net of tax benefit of $29,060	—	(13,239)	—

Loss from discontinued operations	(338)	(30,217)	(11,589)

Income before cumulative effect of accounting changes	43,763	3,051	38,388
Cumulative effect of change in accounting for revenue recognition, net of tax benefits of $1,064	(1,467)	—	—
Cumulative effect of change in accounting for goodwill	—	(70,022)	—

Net income/(loss)	$42,296	$(66,971)	$38,388

Income per share from continuing operations:
Basic	$1.62	$1.23	$1.90
Diluted	1.61	1.22	1.87
Loss per share from discontinued operations:
Basic	(0.01)	(1.12)	(0.44)
Diluted	(0.01)	(1.11)	(0.44)
Loss per share — cumulative effect of accounting changes:
Basic	(0.06)	(2.60)	—
Diluted	(0.05)	(2.56)	—
Net income/(loss) per share — basic	1.55	(2.49)	1.46
Net income/(loss) per share — diluted	1.55	(2.45)	1.43

Average shares outstanding — basic	27,207,392	26,900,311	26,309,107
Average shares outstanding — diluted	27,348,711	27,331,890	26,765,861

See accompanying notes to consolidated financial statements.

USF CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Thousands of dollars)

	Number						Accumulated
	of						Other	Total
	Shares	Common	Paid In	Retained	Treasury	Comprehensive	Comprehensive	Stockholders’
	(000’s)	Stock	Capital	Earnings	Stock	Income/(Loss)	Income/(Loss)	Equity

Balance January 1, 2001	25,882	$259	$265,633	$390,040	$(20,571)		$(185)	$635,176
Net income		—	—	38,388	—	$38,388		38,388
Unrealized loss on foreign currency transactions						(155)	(155)	(155)

Comprehensive income						$38,233

Dividends declared		—	—	(9,843)	—			(9,843)
Employee and director stock transactions	796	8	5,303	—	18,775			24,086

Balance December 31, 2001	26,678	$267	$270,936	$418,585	$(1,796)		$(340)	$687,652
Net loss		—	—	(66,971)	—	$(66,971)		(66,971)
Recognition of previously unrealized loss on foreign currency transactions						340	340	340

Comprehensive loss						$(66,631)

Dividends declared		—	—	(10,051)	—			(10,051)
Employee and director stock transactions	317	3	6,362	—	1,796			8,161

Balance December 31, 2002	26,995	$270	$277,298	$341,563	$—		$—	$619,131
Net income				42,296		$42,296		42,296

Comprehensive income						$42,296

Dividends declared				(10,178)				(10,178)
Employee and director stock transactions	458	5	13,535	—	—			13,540

Balance December 31, 2003	27,453	$275	$290,833	$373,681	$—		$—	$664,789

See accompanying notes to consolidated financial statements.

USF CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)

	Years Ended December 31

	2003	2002	2001

Cash flows from operating activities:
Net (loss)/income	$42,296	$(66,971)	$38,388
Net loss from discontinued operations	338	30,217	11,589

Income/(loss) from continuing operations after cumulative effect of accounting changes	42,634	(36,754)	49,977
Adjustments to reconcile net income/(loss) from continuing operations after accounting changes to net cash provided by operating activities:
Depreciation of property and equipment	100,770	99,873	100,564
Cumulative effect of accounting changes, net of tax	1,467	70,022	—
Amortization of intangible assets	2,369	1,235	5,446
Deferred taxes	16,468	(1,232)	2,444
Gains on sale of property and equipment	(14,119)	(1,350)	(2,154)
Increase in accrued claims and other	11,005	8,244	1,260
Changes in working capital affecting operations:
Accounts receivable	(329)	(21,709)	21,138
Operating supplies and prepaid expenses	1,447	(2,073)	(885)
Accounts payable	2,069	(2,500)	(7,417)
Accrued liabilities	8,124	14,386	2,423
Other non-current assets, net	(15,166)	(1,238)	(2,059)

Net cash provided by operating activities	156,739	126,904	170,737
Cash flows from investing activities:
Acquisitions	(4,883)	—	—
Mexico loan	(5,365)	—	—
Capital expenditures	(116,081)	(141,322)	(89,495)
Proceeds from sale of property and equipment	38,829	7,111	11,468
Disposition of USF Asia	—	(6,000)	—

Net cash used in investing activities	(87,500)	(140,211)	(78,027)

Cash flows from financing activities:
Dividends paid	(10,135)	(10,010)	(9,781)
Proceeds from the issuance of common stock	13,540	8,161	24,086
Proceeds from long-term bank debt	—	—	5,000
Payments on long-term bank debt	(5,143)	(1,042)	(40,470)

Net cash used in financing activities	(1,738)	(2,891)	(21,165)

Net cash used in discontinued operations	—	(1,749)	(1,703)

Net increase/(decrease) in cash	67,501	(17,947)	69,842
Cash at beginning of year	54,158	72,105	2,263

Cash at end of year	$121,659	$54,158	$72,105

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$19,566	$19,481	$20,107
Income taxes	7,389	11,437	25,603

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of dollars, except share and per share amounts)

(1)	Summary of Significant Accounting Policies

Basis of Presentation

      Our consolidated financial statements include the accounts of USF and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated. We report on a calendar year basis. Our quarters consist of thirteen weeks that end on a Saturday either before or after the end of March, June and September.

Revenue Recognition

      Effective January 1, 2003, we changed our method of accounting for revenue and expense recognition for our less-than-truckload (“LTL”) and truckload (“TL”) segments. Under the new accounting method, we recognize revenue for LTL and TL operations by the allocation of revenue between reporting periods based on the relative transit time in each reporting period with expenses recognized as incurred. This change in the method of accounting was made to recognize the increase in our length of haul of freight, which resulted from implementation of our new marketing strategies. We believe that the new method of recognizing revenue and expense is preferable. The cumulative effect of change in accounting principle on prior years resulted in an after-tax charge to income of $1,467 (net of income taxes of $1,064) in the first quarter of 2003.

      As a result of the change in revenue and expense recognition pro forma income from continuing operations and net income/(loss) for the years ended 2003, 2002, and 2001 follows:

Year	2003	2002	2001

Income from continuing operations before cumulative effect of accounting changes:
As reported	$44,101	$33,268	$49,977
Pro forma	44,101	32,728	50,312
Net income/(loss):
As reported	42,296	(66,971)	38,388
Pro forma	43,763	(67,511)	38,723
Income per share from continuing operations before cumulative effect of accounting changes:
As reported, basic	$1.62	$1.23	$1.90
Pro forma, basic	1.62	1.22	1.91
As reported, diluted	1.61	1.22	1.87
Pro forma, diluted	1.61	1.20	1.88
Net income/(loss) per share:
As reported, basic	1.55	(2.49)	1.46
Pro forma, basic	1.61	(2.51)	1.47
As reported, diluted	1.55	(2.45)	1.43
Pro forma, diluted	1.60	(2.47)	1.45

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

(Thousands of dollars, except share and per share amounts)

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

Allowance for Doubtful Accounts

      Our operating segments have credit and collections procedures that are followed to determine which customers are extended credit for services provided. Services provided to customers where we are not able to determine their creditworthiness are done so on a cash on delivery basis. We have developed a methodology based on write-off history that we apply to our open accounts receivable to assess the adequacy of our allowance for doubtful accounts. Our analysis provides for allowance needs that we may have for large customers that may be experiencing financial difficulty, as well as the overall conditions in the economy.

Casualty Claims

      Casualty claim reserves represent management’s estimates of claims for property damage, public liability and workers’ compensation. We manage casualty claims with the assistance of a third-party administrator (TPA) along with our insurers. We currently have a retention/deductible of $5,000 for public liability and $2,500 for workers’ compensation. Extensive analysis enables us to estimate casualty reserves, provide for incurred but not reported cases, and development patterns of cases consistently and adequately. At December 31, 2003 and 2002 we had reserve balances for casualty claims of $120,852 and $113,352, respectively.

Cargo Claims

      Our operating procedures are designed to minimize freight from being lost or damaged while in our care. We have developed reporting procedures to monitor the claims activity at each of our terminals and have developed a methodology to assess our accrual needs for cargo claims. This methodology is based on historical payment activity and lag times for reported claims. Our accrual includes an estimation of payments to be made for claims reported, claims incurred but not reported and specific estimations for any unusually large claims. Our accrual at December 31, 2003 and 2002 for these types of claims was $5,462 and $6,035, respectively.

Property and Equipment

      Purchases of property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over periods ranging from three to twelve years for equipment and 30 years for buildings. Maintenance and repairs are charged to operations when incurred, while expenditures that add to the life of the equipment are capitalized. When tractors and trailers are disposed, a gain or loss is recognized. Amortization of leasehold improvements is recognized over the lesser of the life of the lease or the life of the improvement. Other assets mainly include computer hardware and software, and are depreciated using periods ranging from two to seven years.

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

(Thousands of dollars, except share and per share amounts)

reported to the extent that the carrying value of the related assets exceeded the fair value of those assets as determined by valuation techniques available in the circumstances.

Goodwill

      Goodwill was amortized on a straight-line basis up to 40 years through December 31, 2001. Upon adoption of Statement of Financial Accounting Standards (“SFAS”) No 142, amortization ceased and we recorded an impairment charge of $70,022. The carrying value of goodwill is reviewed on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate that the carrying value may be impaired. (See Note 8).

Concentration

      We are not dependent upon any particular industry. We provide services to a wide variety of customers including many large, publicly held companies. For the year ended December 31, 2003, no single customer accounted for more than 3.5% of our revenue and our 50 largest customers as a group accounted for approximately 30% of total revenue.

Earnings/(Loss) Per Share

      Basic earnings/(loss) per share are calculated on net income divided by the weighted-average number of common shares outstanding during the year. Diluted earnings per share are calculated by dividing net income by this weighted-average number of common shares outstanding plus the shares that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares for the year. Unexercised stock options are the only reconciling items between our basic and diluted earnings per share.

      The following table presents information necessary to calculate basic and diluted earnings per share and common equivalent shares:

Year	2003	2002	2001

Weighted-average shares outstanding — basic	27,207,392	26,900,311	26,309,107
Common stock equivalents	141,319	431,579	456,754

Weighted-average shares and equivalents — diluted	27,348,711	27,331,890	26,765,861

Anti-dilutive unexercised stock options excluded from calculations	862,850	1,113,100	485,500

Stock-based Compensation

      SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes a fair value based method of accounting for stock options. We have elected to continue using the intrinsic value method prescribed under Accounting Principles Board (“APB”) No. 25 as permitted by SFAS No. 123. If we had elected to recognize compensation cost based on the fair value of the options at grant date, as prescribed by SFAS No. 123, our net

(Thousands of dollars, except share and per share amounts)

income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

Year	2003	2002	2001

Net income/(loss) — as reported	$42,296	$(66,971)	$38,388
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,817	5,523	4,718

Net income/(loss) — pro forma	37,479	(72,494)	33,670
Basic earnings/(loss) per share — as reported	1.55	(2.49)	1.46
Basic earnings/(loss) per share — pro forma	1.38	(2.69)	1.28
Diluted earnings/(loss) per share — as reported	1.55	(2.45)	1.43
Diluted earnings/(loss) per share — pro forma	1.37	(2.65)	1.26

Foreign Currency Translation

      The financial statements of our former foreign subsidiaries (see Note 2) were measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenue and expenses were translated at average rates of exchange during the year. The resulting cumulative translation adjustment at December 31, 2001 is included in our consolidated statements of stockholders’ equity.

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

     Reclassifications

      Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     Recent Accounting Pronouncements

      On November 25, 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of Interpretation No. 5, Accounting for Contingencies, SFAS No. 57 Related Party Disclosures, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Interpretation also incorporates, without change, the provisions of Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which it supersedes. The Interpretation does identify several situations where the recognition of a liability at inception for a guarantor’s obligation is not required. The initial recognition and measurement provisions of this Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this Interpretation did not have an impact on our financial statements and related disclosures.

(Thousands of dollars, except share and per share amounts)

      In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation” — Transition and Disclosure — an amendment of SFAS No. 123”. This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, this Statement amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123 in paragraphs 2(a) - 2(e) of this Statement are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 in paragraph 2(f) of this Statement and the amendment to Opinion No. 28 in paragraph 3 of this statement were effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. As is allowed, we have adopted the disclosure requirements under SFAS No. 148.

      In March 2003, the FASB issued Interpretation No. 46. This Interpretation of Accounting Research Bulletin No. 5, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. This Interpretation applies to variable interest entities created after January 1, 2002, and to variable interest entities in which an enterprise obtains an interest after that date. We have no investments in variable interest entities and therefore, this Interpretation has no impact on our financial statements and related disclosures.

      In May 2003, the FASB issued SFAS No. 150 — “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement provides guidance as to the appropriate classification of certain financial statement instruments that have characteristics of both liabilities and equity. This statement is effective at the beginning of the first interim period after June 15, 2003. Adoption of this Statement did not have an impact on our financial statements and related disclosures.

(2)	Discontinued Operations

      On October 30, 2002, we sold our freight forwarding businesses, USF Worldwide Inc. and USF Worldwide Logistics (UK) Ltd. (the “Companies”) to GPS Logistics, LLC and Seko Worldwide Acquisition LLC (the “Transferees”) pursuant to a Share Transfer Agreement dated October 17, 2002 through the transfer of the shares of the Companies. As a condition to the transfer and in consideration of Transferees’ obligation to assume ownership of the stock of the Companies, we agreed to contribute $17,000 in cash to USF Worldwide Inc. As part of the agreement, the Transferees had the option for a period of up to six months from closing to return its interest in certain assets to us for $3,000 in cash. In December 2002, the Transferees exercised their option to return their interest in those certain assets which are the ocean freight forwarding businesses.

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

      The disposal of our freight forwarding businesses represents the disposal of a component of an entity under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the

(Thousands of dollars, except share and per share amounts)

financial position and results of operations of the freight forwarding segment have been classified as discontinued operations and all periods prior to 2003 have been restated.

      Loss from discontinued operations consisted of the following:

Year	2003	2002	2001

Revenue	$—	$187,638	$237,673
Loss from operations	(577)	(23,885)	(18,107)
Income tax benefits	239	6,907	6,518

Loss from operations, net	(338)	(16,978)	(11,589)

Loss on disposal	—	(42,299)	—
Income tax benefits on disposal	—	29,060	—

Loss on disposal, net	—	(13,239)	—

Loss from discontinued operations, net	$(338)	$(30,217)	$(11,589)

      During the first quarter of 2002 we relinquished our 50% interest in our consolidated subsidiary, USF Asia. We recorded a $12,760 charge, which included a $10,000 negotiated payment to our former partner. The remaining $2,760 represented the relinquishment of our net assets to our former partner. We initiated our commitment to dispose of our Asia operation in the fourth quarter of 2001. Accordingly, as required by SFAS No. 144, we applied the provisions of APB Opinion No. 30. The Asia operation was a component of our freight forwarding segment. APB No. 30 required presentation of a business disposal in discontinued operations only when a company disposed of an entire segment. We therefore did not present the Asia operation in discontinued operations.

(3)	Operating leases

      We lease certain terminals, warehouses, vehicles and data processing equipment under long-term lease agreements that expire in various years through 2039.

      The following is a schedule of future minimum rental payments on leases that had initial or remaining non-cancelable lease terms in excess of one year at December 31, 2003.

Year

2004	$25,157
2005	17,305
2006	9,473
2007	5,090
2008	3,568
Subsequent years	4,860

$65,453

Rental expense in our accompanying consolidated statements of operations for 2003, 2002, and 2001 was $27,718, $29,406 and $30,257, respectively.

(Thousands of dollars, except share and per share amounts)

(4)	Long-Term Debt

      Long-term debt consists of the following:

	2003	2002

Unsecured notes(a)	$250,000	$250,000
Unsecured lines of credit(b)	—	—
Other	147	2,496

	250,147	252,496
Less current maturities	60	367

	$250,087	$252,129

(a)	We issued guaranteed unsecured notes of $150,000 on April 25, 2000 that are due April 15, 2010 and bear interest at 8.5%. The notes are redeemable in whole or part any time before maturity and have no sinking-fund requirements. We also issued guaranteed unsecured notes of $100,000 on May 1, 1999 that are due May 1, 2009 and bear interest at 6.5%. The notes are redeemable in whole or part any time before maturity and have no sinking-fund requirements. Based upon our incremental borrowing rates for similar types of borrowing arrangements, the fair value of the notes at December 31, 2003 was approximately $283,000.

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

On January 31, 2000, we filed a Form S-3 shelf registration statement that allowed for the sale of up to $400,000 in additional guaranteed notes. As of December 31, 2003, $250,000 of notes may be issued under this shelf registration statement.

(b)	We have a $200,000 committed credit facility through a syndicate of commercial banks. In October 2002, we replaced our $200,000 credit facility that was to expire in November 2002 with a $200,000 credit facility that expires in October of 2005. The facility allows up to $125,000 for standby letters of credit to be utilized in our self-insurance program, and other letter of credit requirements. The facility has an annual fee and contains customary financial covenants including maintenance of minimum net worth and funded debt to cash flow. At December 31, 2003, we had no borrowings and had $87,974 in outstanding letters of credit under this facility. In addition to our committed credit facility, we maintained a $10,000 uncommitted line of credit that had no outstanding borrowings at December 31, 2003. These facilities are used in conjunction with a centralized cash management system to finance our short-term working capital needs thereby assisting us and managing our cash balances.

(Thousands of dollars, except share and per share amounts)

      The aggregate annual maturities of our debt at December 31, 2003 were as follows:

Year	Amount

2004	$60
2005	64
2006	23
2007	—
2008	—
Subsequent years	250,000

$250,147

(5)	Income Taxes

      A reconciliation of the statutory Federal income tax rate with our effective income tax rate from continuing operations is as follows:

Year	2003	2002	2001

Federal income tax at statutory rate (35%)	$26,350	$21,697	$29,453
State income tax, net of federal tax benefit	2,991	2,861	2,214
Asia exit costs	—	3,500	—
Goodwill amortization	—	—	784
Other	1,843	666	623

Total income tax expense	$31,184	$28,724	$33,074

      The components of our provision for income taxes are as follows:

Year	2003	2002	2001

Current expense:
Federal	$10,063	$25,163	$28,598
State	4,653	4,793	2,032

	14,716	29,956	30,630

Deferred expense:
Federal	16,519	(841)	3,381
State	(51)	(391)	(937)

	16,468	(1,232)	2,444

Total income tax expense	$31,184	$28,724	$33,074

(Thousands of dollars, except share and per share amounts)

      The following is a summary of the components of our deferred income tax assets and liabilities at December 31, 2003 and December 31, 2002:

	2003	2002

Deferred tax assets:
Deferred compensation	$7,450	$5,711
Insurance and claims	50,840	46,951
Vacation pay	10,941	11,178
Tax loss credit and carry forwards	3,459	15,700
Other	(237)	4,111

	72,453	83,651

Deferred tax liabilities:
Software development costs	12,221	3,875
Property and equipment, principally due to accelerated depreciation	122,176	126,554

Net deferred tax liabilities	$61,944	$46,778

Note:	Certain deferred tax asset and liability amounts for the year 2002 have been reclassified to be consistent with our 2003 presentation. Total deferred taxes were not affected.

      Goodwill is no longer a reconciling item with respect to our effective income tax rate due to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets.” Our deferred tax assets included tax loss carry forwards, which expire in 2022.

(6)	Employee Benefit Plans

      We maintain a salary deferral 401(k) plan covering substantially all of our employees who are not members of a collective bargaining unit and who meet specified service requirements. Contributions are based upon participants’ salary deferrals and compensation and are made within Internal Revenue Service limitations. For 2003, 2002 and 2001, our contributions for these plans were $11,844, $11,623 and $11,207, respectively. We do not offer post-employment or post-retirement benefits.

      We contribute to several union-sponsored multi-employer pension plans. These plans are not administered by us, and contributions are determined in accordance with provisions of negotiated labor contracts. Approximately 64% of our contributions are made to the Central States Pension Fund which has suffered significant investment losses in recent years. The Multi-Employer Pension Plan Amendments Act of 1980 established a continuing liability to such union-sponsored pension plans for an allocated share of each plan’s unfunded vested benefits upon substantial or total withdrawal by us or upon termination of the pension plans. The amount of liability has not been determined, but we would expect that it would be material. To date, no withdrawal or termination has occurred or is contemplated. For 2003, 2002 and 2001, our contributions to these pension plans were $86,147, $87,894 and $82,914, respectively.

      We maintain a non-qualified deferred compensation plan for the benefit of a select group of our management. The purpose of the plan is to enhance our ability to attract and retain qualified management personnel by providing an opportunity to defer a portion of their compensation that cannot be deferred under our 401(k) plan. We also maintain a supplemental executive retirement plan (defined contribution) to provide benefits to a select group of our management who contribute significantly to our continued growth, development and future business. In 2003, 2002 and 2001, we contributed $1,656, $1,579 and $1,625, respectively, to this plan. We have established a grantor trust (Rabbi Trust) to provide funding for benefits payable under our deferred compensation and supplemental executive retirement plans.

(Thousands of dollars, except share and per share amounts)

(7)	Common Stock

      We maintain two employee stock purchase plans, which provide for the purchase of an aggregate of not more than 1,225,000 shares of our common stock. Each eligible employee may designate the amount of regular payroll deductions, subject to a yearly maximum, that is used to purchase shares at a discount from the month-end market price. At December 31, 2003, 1,041,010 shares had been issued under these plans.

      We maintain stock option plans that provide for the granting of options to key employees and non-employee directors to purchase an aggregate of not more than 5,235,000 shares of our common stock. Stock options issued under these plans are exercisable for periods up to ten years from the date an option is granted. At December 31, 2003 there were 1,563,666 shares available for granting under the plans. For all stock options that have been granted by us, the exercise prices of all the stock options were equal to the market prices of the underlying stock on the grant dates, therefore no compensation was recognized.

      In 2003, 2002 and 2001, we issued 458,302, 303,377 and 796,260 common shares, respectively, through the exercise of stock options or the purchase, by employees, through our stock option and stock purchase programs. In 2003, we repurchased 14,000 common shares in the open market for approximately $336 under a board authorized repurchase program. There were no shares repurchased in 2002 and 2001. At December 31, 2003 we had authorization to repurchase approximately 500,000 additional shares. Repurchased shares were included in “Treasury Stock” and were the first shares to be used in our employee stock purchase plans or when employees exercised stock options. The repurchased shares were recorded at cost and when issued for employee stock purchase plan allocations or when employees exercise stock options the value of treasury stock was reduced at the average cost per share of all shares available in the treasury stock account. If allocations under the employee stock purchase plans or employee stock option exercises (on a per share price basis) exceeded the current treasury stock average price per share, the excess was recorded as paid in capital.

      We estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 2003, 2002 and 2001: dividend yield ranging from 1.17% to 1.42%; expected volatility ranging from 32.38% to 51.02%; risk-free interest rates at grant date ranging from 2.48% to 4.75%; and expected lives ranging from 4.35 to 6.89 years.

      A summary of the status of our stock option plans is presented below:

Year	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,133,886	$29.82	2,659,113	$28.48	3,647,940	$27.75
Granted	366,200	29.80	928,110	32.45	65,000	30.85
Exercised	(372,143)	24.83	(228,721)	22.90	(694,827)	24.91
Forfeited	(611,100)	30.54	(224,616)	31.93	(359,000)	28.34

Outstanding at end of year	2,516,843	30.23	3,133,886	29.82	2,659,113	28.48

Options exercisable at year end	1,594,386	29.22	1,424,497	28.03	1,122,419	26.24

Weighted-average fair value of options granted during the year	$7.05		$11.81		$13.40

(Thousands of dollars, except share and per share amounts)

      The following table summarizes information about stock options outstanding at December 31, 2003:

	Outstanding Options

		Weighted-		Options Exercisable
		Average
	Number	Remaining	Weighted-	Number	Weighted-
Range of	Outstanding	Contractual Life	Average	Exercisable at	Average
Exercise Prices	at 12/31/03	(Years)	Exercise Price	12/31/03	Exercise Price

$13.83-$24.06	433,450	5.66	$22.64	277,450	$21.89
24.94-27.69	721,925	5.04	25.22	686,258	25.13
28.92-34.30	608,618	7.64	30.95	236,218	30.50
35.00-46.63	752,850	6.99	38.84	394,460	40.72

	2,516,843	6.36	$30.23	1,594,386	$29.22

      We have a stockholder rights plan designed to deter coercive takeover tactics and to prevent an acquirer from gaining control without offering a fair price to all of our stockholders. In the event of a non-permitted transaction, we would declare a distribution of one right for each share of common stock outstanding to our stockholders and generally to shares issuable under our stock option plans. In the event of a proposed takeover meeting certain conditions, the rights could be exercised by all holders other than the takeover bidder at an exercise price of half of the current market price of our common stock. This would have the effect of significantly diluting the holdings of the takeover bidder. These rights expire on January 31, 2014.

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

Year		2003		2002

		Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	Life (Yrs)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists	5	$9,444	$(7,411)	$6,073	$(5,078)
Non-competes	5	5,347	(5,184)	5,156	(5,156)

Total		$14,791	$(12,595)	$11,229	$(10,234)

Intangible assets not subject to amortization:
Goodwill		$100,808	$—	$100,504	$—

Aggregate amortization expense for the year ended December 31, 2003		$2,369

(Thousands of dollars, except share and per share amounts)

      Estimated amortization expense for each of the years ending December 31 is as follows:

Year

2004	$774
2005	569
2006	530
2007	323

Total	$2,196

      The changes in the carrying amount of goodwill during 2003, and the goodwill balances by operating segment as of December 31, 2003 are as follows:

	LTL	TL	Logistics	Total

Balance as of December 31, 2002	$57,273	$10,574	$32,657	$100,504
Additions		304		304

Balance as of December 31, 2003	$57,273	$10,878	$32,657	$100,808

      The following tables adjust earnings and earnings per share for the adoption of SFAS No. 142:

Year	2003	2002	2001

Income from continuing operations before cumulative effect of accounting changes	$44,101	$33,268	$49,977
Add back goodwill amortization, net of tax	—	—	4,207

Adjusted income from continuing operations before cumulative effect of accounting changes	$44,101	$33,268	$54,184

Basic earnings per share:
Reported basic EPS from continuing operations before cumulative effect of accounting changes	$1.62	$1.23	$1.90
Add back goodwill amortization, net of tax	—	—	0.16

Adjusted basic EPS from continuing operations before cumulative effect of accounting changes	$1.62	$1.23	$2.06

Diluted earnings per share:
Reported diluted EPS from continuing operations before cumulative effect of accounting changes	$1.61	$1.22	$1.87
Add back goodwill amortization, net of tax	—	—	0.16

Adjusted diluted EPS from continuing operations before cumulative effect of accounting changes	$1.61	$1.22	$2.03

Weighted-average shares:
Basic	27,207,392	26,900,311	26,309,107
Diluted	27,348,711	27,331,890	26,765,861

(Thousands of dollars, except share and per share amounts)

Year	2003	2002	2001

Net income/(loss)	$42,296	$(66,971)	$38,388
Add back goodwill amortization, net of tax	—	—	6,478

Adjusted net income/(loss)	$42,296	$(66,971)	$44,866

Basic earnings per share:
Reported basic EPS from net income/(loss)	$1.55	$(2.49)	$1.46
Add back goodwill amortization, net of tax	—	—	0.25

Adjusted basic EPS from net income/(loss)	$1.55	$(2.49)	$1.71

Diluted earnings per share:
Reported diluted EPS from net income/(loss)	$1.55	$(2.45)	$1.43
Add back goodwill amortization, net of tax	—	—	0.24

Adjusted diluted EPS from net income/(loss)	$1.55	$(2.45)	$1.67

Weighted-average shares:
Basic	27,207,392	26,900,311	26,309,107
Diluted	27,348,711	27,331,890	26,765,861

(9)	Commitments and Contingencies

      We are routinely involved in a number of legal proceedings and claims arising in the ordinary course of business, primarily involving claims for bodily injury and property damage incurred in the transportation of freight. The estimated liability for claims included in liabilities, both current and long-term, is $52,772 and $80,707, respectively, in 2003 and $55,174 and $72,744, respectively, in 2002 reflects the estimated ultimate cost of self-insured claims incurred, but not paid, for bodily injury, property damage, cargo loss and damage, and workers’ compensation. We believe the outcome of these matters is not expected to have any material adverse effect on our consolidated financial position or results of our operations and have been adequately provided for in our financial statements.

      At December 31, 2003, we had capital purchase commitments of approximately $7,380 for land and improvements, $48 for transportation equipment, and $2,569 for other IT related projects.

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

      In 2002, we made a $700 loan to Douglas R. Waggoner, Senior Vice President Strategic Marketing, pursuant to our executive relocation program. The loan was due on December 31, 2002 and has been repaid.

      William N. Weaver, Jr., a former director, is a member of the law firm of Sachnoff & Weaver, Ltd. An Illinois professional corporation, Sachnoff & Weaver, Ltd. has acted and continues to act as outside counsel to us with regard to certain matters. We believe that the legal fees billed to us for these services were at market rates. We paid $653, $725 and $379 in 2003, 2002 and 2001, respectively, to Sachnoff & Weaver, Ltd.

(Thousands of dollars, except share and per share amounts)

(11)	Acquisitions

      In February 2003, we acquired the stock of System 81 Express, Inc., a truckload carrier based in Tennessee that owned or operated approximately 140 tractors and 260 trailers, for approximately $1,900 in cash and $2,800 in assumed debt. In addition, contingent payments totaling $314 were subsequently made to the former owners of System 81 Express. Goodwill and other intangible assets of $304 and $461, respectively, were recorded under the acquisition. The acquisition contributed approximately $8,000 to revenue for 2003.

      On April 14, 2003, we paid $3,000 in cash for certain assets and the business of Plymouth Rock Transportation Corporation, a Massachusetts-based LTL carrier that provided overnight freight service to 11 Northeastern states. Contingent purchase price payments may be made to the former owners of Plymouth Rock Transportation Corporation if certain retained revenue goals are achieved. The earliest contingent purchase price payment would be made in the third quarter of 2004. The acquisition contributed approximately $14,630 to revenue for 2003.

(12)	Joint Venture

      In December, 2003 we began offering transportation and logistics services in Mexico and across the United States/ Mexico border through a joint venture with the shareholders of Autolineas Mexicanas S.A. de C.V. (“ALMEX”). As of December 31, 2003, we had invested $5,365 in the form of a loan with a commitment to increase to $10,000, which can be converted to equity at our option. We have the option to eventually own a majority position.

(13)	Business Segments

      We have four reportable business segments: (1) LTL trucking, (2) TL trucking, (3) Logistics and (4) Corporate and Other. Our regional LTL trucking segment provides regional and inter-regional delivery of goods throughout the US, to certain areas of Canada and throughout Mexico via our joint venture with ALMEX. Our TL subsidiary provides premium regional and national TL services. Our logistics subsidiaries provide solutions to customers’ logistics and distribution requirements and domestic ocean freight services. The Corporate and Other segment performs support activities to our operating segments including executive, IT, corporate sales and various financial management functions. Our reportable business segments are managed separately because each business has different customer requirements and service offerings.

      The accounting policies of our segments are the same as those described in the summary of significant accounting policies. Intangible assets are included in each segment’s reportable assets, but the amortization of these intangible assets is not included in the determination of a segment’s income or loss from operations. We

(Thousands of dollars, except share and per share amounts)

evaluate performance based on income or loss from operations before income taxes, interest, amortization of intangibles and other non-operating income (expenses).

Year	2003	2002	2001

Revenue
LTL:
Holland	$983,830	$960,392	$937,150
Reddaway	296,064	274,368	266,206
Red Star	228,539	264,279	255,722
Dugan	232,362	216,256	206,660
Bestway	157,873	151,597	150,466

Total LTL	1,898,668	1,866,892	1,816,204
TL	128,093	114,151	100,439
Logistics	276,441	278,161	277,393
Asia Operations	—	—	26,938
Intercompany eliminations	(11,063)	(8,678)	—
Corporate and Other	—	—	—

Total Revenue from Continuing Operations	$2,292,139	$2,250,526	$2,220,974

Income From Operations
LTL:
Holland	$67,466	$71,768	$75,000
Reddaway	32,240	29,500	24,855
Red Star	1,029	(6,728)	(3,422)
Dugan	3,034	1,301	4,619
Bestway	6,786	9,331	7,568

Total LTL	110,555	105,172	108,620

TL	4,663	5,311	2,887
Logistics	9,270	12,603	11,185
Asia Operations	—	—	(2,811)
Freight Forwarding — Asia exit costs	—	(12,760)	—
Corporate and Other	(26,527)	(28,237)	(11,099)
Amortization of intangibles	(2,369)	(1,235)	(5,446)
Interest expense	(20,900)	(20,516)	(20,964)
Interest income	1,867	2,708	2,278
Other, net	(1,274)	(1,054)	(499)

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting changes	$75,285	$61,992	$84,151

(Thousands of dollars, except share and per share amounts)

Year	2003	2002	2001

Assets
LTL:
Holland	$458,732	$431,607	$424,054
Reddaway	164,120	152,825	141,139
Red Star	154,011	151,748	152,730
Dugan	106,123	106,138	93,217
Bestway	122,116	109,991	96,111

Total LTL	1,005,102	952,309	907,251
TL	93,523	87,336	77,426
Logistics	142,958	154,153	151,223
Asia Operations	—	—	8,262
Corporate and Other	116,505	101,473	91,277

Total Assets	$1,358,088	$1,295,271	$1,235,439

Capital Expenditures
LTL:
Holland	$18,214	$33,001	$14,577
Reddaway	22,184	21,871	10,682
Red Star	1,931	5,849	10,177
Dugan	11,418	20,530	4,415
Bestway	18,253	18,082	13,111

Total LTL	72,000	99,333	52,962
TL	7,858	18,194	6,152
Logistics	6,197	15,324	23,764
Corporate and Other	30,026	8,471	6,617

Total Capital Expenditures	$116,081	$141,322	$89,495

Depreciation Expense
LTL:
Holland	$33,394	$33,509	$37,383
Reddaway	12,780	12,482	12,523
Red Star	9,584	10,243	10,599
Dugan	9,799	9,870	10,064
Bestway	7,443	6,622	6,358

Total LTL	73,000	72,726	76,927
TL	10,985	10,900	9,524
Logistics	11,998	12,208	11,581
Asia Operations	—	—	—
Corporate and Other	4,787	4,039	2,532

Total Depreciation Expense	$100,770	$99,873	$100,564

(Thousands of dollars, except share and per share amounts)

(14)	Quarterly Financial Information (unaudited)

Quarters	First	Second	Third	Fourth	Total

2003
Revenue	$593,702	$567,085	$584,705	$546,647	$2,292,139
Income from Continuing Operations	4,240	8,114	13,091	18,656	44,101
Net income	2,766	8,076	12,961	18,493	42,296
Net income per share — basic	0.10	0.30	0.47	0.67	1.55
Net income per share — diluted	0.10	0.30	0.47	0.67	1.55
Dividends declared per share	0.0933	0.0933	0.0933	0.0933	0.37330

2002
Revenue	$520,165	$571,187	$578,485	$580,689	$2,250,526
Income/(Loss) from Continuing Operations	(6,801)	12,981	13,446	13,642	33,268
Net income/(loss)	(77,685)	5,940	5,319	(545)	(66,971)
Net income/(loss) per share — basic	(2.89)	0.22	0.20	(0.02)	(2.49)
Net income/(loss) per share — diluted	(2.84)	0.22	0.19	(0.02)	(2.45)
Dividends declared per share	0.0933	0.0933	0.0933	0.0933	0.3733

(Thousands of dollars, except share and per share amounts)

Item 9 —	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Item 9A —	Controls and Procedures

      In order to ensure information for disclosure in our filings of periodic reports with the Securities and Exchange Commission is identified, recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, Richard P. DiStasio, and our Chief Financial Officer, Thomas E. Bergmann, have reviewed and evaluated our disclosure controls and procedures as of March 8, 2004 and have concluded that our disclosure controls and procedures were adequate as of that date.

      There were no changes in our internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10 —	Directors and Executive Officers of the Registrant

      With the exception of the information set forth below, the information concerning our directors and executive officers required by Item 10 of this Annual Report on Form 10-K, including the Audit Committee Financial Expert, is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A. The following table sets forth certain information as of December 31, 2003 concerning our executive officers:

Name	Age	Position

Richard P. DiStasio	49	President and Chief Executive Officer
Christopher L. Ellis	58	Senior Vice President, Finance, Treasurer & Chief Financial Officer
John A. Niemzyk	53	Senior Vice President & Chief Information Officer
Douglas R. Waggoner	45	Senior Vice President, Strategic Marketing

(Thousands of dollars, except share and per share amounts)

      Richard P. DiStasio was appointed as our President and Chief Executive Officer on September 15, 2003. Prior to joining the Company, Mr. DiStasio was President and CEO of The Martin-Brower Co., L.L.C. since June 2001. From October 1999 until June 2001, Mr. DiStasio was President, U.S. of The Martin-Brower Co., L.L.C. Prior to that, Mr. DiStasio was Chief Financial Officer of Reyes Holdings, L.L.C.

      Christopher L. Ellis, has been our Senior Vice President, Finance, Treasurer and Chief Financial Officer since June 1991. Mr. Ellis has over 20 years of experience in the transportation industry. Effective February 1, 2004, Mr. Ellis retired as our Senior Vice President, Finance, Treasurer and Chief Financial Officer.

      John A. Niemzyk, was appointed as our Senior Vice President and Chief Information Officer on January 8, 2001. Mr. Niemzyk has 25 years of experience in information technology in both manufacturing and distribution industries. Before joining USF, Mr. Niemzyk was Vice President, Information Technology for Baxter International’s Renal Division. From 1998 to 2000, Mr. Niemzyk was Vice President, Information Technology and Chief Information Officer for Favorite Brands International, Inc. From 1991 until 1997, Mr. Niemzyk held several senior positions with Norand Corporation with his last position being Vice President, Operations & Information Technology-Chief Information Officer.

      Douglas R. Waggoner, was appointed as our Senior Vice President, Strategic Marketing on January 16, 2002. Mr. Waggoner has over 20 years of experience in the trucking industry. Before joining USF, Mr. Waggoner was President and Chief Operating Officer of Daylight Transport, Inc. from 1998 to 2002. Prior to that, Mr. Waggoner worked for Yellow Freight in various positions.

      The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by Item 10 of this Annual Report on Form 10-K is incorporated by reference from our definitive proxy statement under the heading entitled “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed pursuant to Regulation 14A”

      The information concerning the Company’s code of ethics is incorporated by reference from our definitive proxy statement under the heading entitled “Corporate Governance” to be filed pursuant to Regulation 14A. Our Code of Conduct and Code of Ethics for the Chief Executive Officer and Senior Financial Officers of the Company are located on our web site at www.usfc.com.

Item 11 —	Executive Compensation

      The information required by Item 11 of this Annual Report on Form 10-K is incorporated by reference from our definitive proxy statement under the headings entitled “Management Compensation”, “Compensation Committee Report on Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” respectively to be filed pursuant to Regulation 14A.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management

      With the exception of the equity compensation plan table presented below, the information required by Item 12 of this Annual Report on Form 10-K is incorporated by reference from our definitive proxy statement under the heading entitled “Security Ownership of Principal Holders and Management” to be filed pursuant to Regulation 14A.

(Thousands of dollars, except share and per share amounts)

Equity Compensation Plan Table

      The following table contains information, as of December 31, 2003, about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

			(c)
			Number of securities
			remaining available
	(a)		for future issuance
	Number of securities	(b)	under equity
	to be issued	Weighted-average	compensation plans
	upon exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in
Plan category	warrants and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders(1)	2,516,843	$30.23	1,563,666 (3)
Equity compensation plans not approved by security holders(2)	0	0	228,605 (4)

TOTAL	2,516,843	$30.23	1,792,271

(1)	Consists of the Long-Term Incentive Plan, the Employee Stock Purchase Plan, the Directors’ Option Plan, and the 1992 Stock Option Plan. Under the Employee Stock Purchase Plan, purchases are made on the last day of each month and, accordingly, as of the close of business on December 31, 2003, no purchase rights remain outstanding. The securities reflected in column (a) do not include 10,000 shares of restricted stock that have been issued, but are not yet vested.

(2)	Consists of the Directors’ Compensation Plan and the Non-Qualified Employee Stock Purchase Plan. Under the Non-Qualified Employee Stock Purchase Plan, purchases are made on the last day of each month and, accordingly, as of the close of business on December 31, 2003, no purchase rights remained outstanding.

(3)	300,000 remaining shares may be issued as restricted stock awards under our Long-Term Incentive Plan and no shares remain available for issuance under our Employee Stock Purchase Plan.

(4)	Includes 212,654 shares available for issuance under our Non-Qualified Employee Stock Purchase Plan and 15,951 shares available for grants under the Directors Compensation Plan.

Directors’ Compensation Plan

      In July 2002, the Company adopted the USF Corporation Directors’ Compensation Plan (the “Directors’ Compensation Plan”). The Directors’ Compensation Plan provides for the payment of annual compensation to the non-employee members of our Board consisting of (i) a cash payment of $15; and (ii) equity compensation equal to a number of shares of our Common Stock having a fair market value equal to $20. The Directors’ Compensation Plan also permits the Board to pay such additional amounts in the form of stock options, as it deems appropriate to the non-employee directors in exchange for their attendance at meetings and service on committees. Only non-employee members of our Board may participate in the Directors’ Compensation Plan. A maximum of 25,000 shares have been reserved for issuance under the Directors’ Compensation Plan and, accordingly, the Directors’ Compensation Plan is exempt from the stockholder approval requirements for stock plans under The Nasdaq® National Stock Market listing requirements. As such, we did not seek stockholder approval of the Directors’ Compensation Plan.

Non-Qualified Employee Stock Purchase Plan

      In August 2002, the Company adopted the USF Corporation Non-Qualified Employee Stock Purchase Plan (the “Non-Qualified Plan”). The purpose of the Non-Qualified Plan is to enable our employees to purchase Common Stock through payroll deductions. The Non-Qualified Plan authorizes the granting of purchase rights to purchase up to 300,000 shares of our Common Stock.

(Thousands of dollars, except share and per share amounts)

      All of our employees (other than employees who are officers or directors or who are covered by a collective bargaining agreement) and, if designated by our Board, employees of our subsidiaries, who customarily work more than twenty hours per week, are eligible to participate in the Non-Qualified Plan. Participants in the Non-Qualified Plan may elect to have deductions of between 3% and 10% made to their compensation which deductions will be used to purchase Common Stock under the Non-Qualified Plan. The purchase price of the Common Stock is equal to 85% (or such other amount as may be determined by the committee that administers the Non-Qualified Plan, but in no event less than 85%) of the fair market value of the Common Stock on the purchase date, which is typically the last business day of each calendar month. Since its inception, 87,346 shares of common stock have been purchased under the Non-Qualified Plan. The Non-Qualified Plan excludes officers and directors from participation and is, therefore, exempt from the stockholder approval requirements under the Nasdaq® National Stock Market listing requirements. As such, we did not seek stockholder approval of the Non-Qualified Plan.

Item 13 —	Certain Relationships and Related Transactions

      The information required by Item 13 of this Annual Report on Form 10-K is incorporated by reference from our definitive proxy statement under the heading entitled “Certain Relationships and Related Transactions” to be filed pursuant to Regulation 14A.

Item 14 —	Principal Accounting Fees and Services

      The information required by Item 14 of this Annual Report on Form 10-K is incorporated by reference from our definitive proxy statement under the headings entitled “Principal Accounting Firm Fees” and “Audit Committee Charter and Pre-Approval Policy for Audit and Non-Audit Services” to be filed pursuant to Regulation 14A.

PART IV

Item	15 — Exhibits, Financial Statements Schedules and Reports on Form 8-K

      (a) (1) Financial Statements

           (2) Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

USF Corporation

Three Years ended December 31, 2003

	Additions

	Balance at	Charges to	Charged to		Balance
	Beginning	Costs and	Other		at End
Description	of Year	Expenses	Accounts	Deductions(1)	of Year

	(Dollars in thousands)
Year ended December 31, 2001
Accounts receivable allowances for revenue adjustments and doubtful accounts	$9,254	$7,941	$—	$5,589	$11,606
Year ended December 31, 2002
Accounts receivable allowances for revenue adjustments and doubtful accounts	$11,606	$9,373	$—	$7,393	$13,586
Year ended December 31, 2003
Accounts receivable allowances for revenue adjustments and doubtful accounts	$13,586	$6,777	$—	$9,333	$11,030

(1)	Primarily uncollectible accounts written off net of recoveries

(Thousands of dollars, except share and per share amounts)

      (3) Exhibits

Exhibit
Number	Document Description

3.1	Amended and Restated Certificate of Incorporation of USF Corporation (incorporated by reference from Exhibit 3.1 to USF Corporation Transition Report on Form 10-K, from June 29, 1991 to December 28, 1991); Certificate of Designation for Series A Junior Participating Cumulative Preferred Stock (incorporated by reference from Exhibit 3(a) to USF Corporation Annual Report on Form 10-K for the year ended January 1, 1994); Certificate of Amendment of Restated Certificate of Incorporation of USF Corporation (filed with this Annual Report on Form 10-K).
3.2	Bylaws of USF Corporation, as restated as of October 22, 2003 (filed with this Annual Report on Form 10-K).
4.1	Indenture, dated as of May 5, 1999 among USF Corporation, the Guarantors named therein and Bank One, Michigan, as Trustee (as the successor-in-interest to NBD Bank) (incorporated by reference from Exhibit 4.1 to USF Corporation Current Report on Form 8-K, filed on May 11, 1999).
4.2	First Supplemental Indenture, dated as of January 31, 2000 among USF Corporation, the Guarantors named therein and Bank One, Michigan, as Trustee (as the successor-in-interest to NBD Bank) (incorporated by reference from Exhibit to USF Corporation Registration Statement on Form S-3, filed on January 31, 2000, Registration No. 333-95777).
10.1	USF Stock Option Plan (incorporated by reference from Exhibit 10.18 to USF Corporation Transition Report on Form 10-K from June 29, 1991 to December 28, 1991).
10.2	Stock Option Plan for Non-Employee Directors amended and restated as of March 14, 2003 (incorporated by reference from Exhibit 10.1 to USF Corporation Quarterly Report on Form 10-Q for the quarter ended July 5, 2003).
10.3	Employment Agreement of Christopher L. Ellis dated December 16, 1991 (incorporated by reference from Exhibit 10(g) to USF Corporation Annual Report on Form 10-K for the year ended January 1, 1994).
10.4	Form of Election of Deferral (incorporated by reference from Exhibit 10(h) to USF Corporation Annual Report on Form 10-K for the year ended December 31, 1994).
10.5	USF Long-Term Incentive Plan amended and restated as of May 2, 2003 (incorporated by reference from Exhibit 10.2 to USF Corporation Quarterly Report on Form 10-Q for the quarter ended July 5, 2003).
10.6	$200,000 Credit Agreement dated as of October 24, 2002 among USF Corporation, the banks named therein and Harris Trust and Savings Bank, as administrative agent (incorporated by reference from Exhibit 10.6 to USF Corporation Annual Report on Form 10-K for the year ended December 31, 2002).
10.7	Form of Irrevocable Guaranty and Indemnity relating to the Credit Agreement described in Exhibit 10(m) (incorporated by reference from Exhibit 10(l) to USF Corporation Annual Report on Form 10-K for the year ended January 3, 1998).
10.8	USF Corporation Non-Qualified Deferred Compensation Plan (incorporated by reference from Exhibit 10(q) to USF Corporation Annual Report on Form 10-K for the year ended December 31, 1998).
10.9	Retirement Agreement of Samuel K. Skinner dated as of April 22, 2003 (incorporated by reference from Exhibit 10.4 to USF Corporation Quarterly Report on Form 10-Q for the quarter ended July 5, 2003).
10.10	6 1/2% Guaranteed Note due May 1, 2009 (incorporated by reference from Exhibit 4.2 to USF Corporation Current Report on Form 8-K, filed on May 11, 1999).
10.11	8 1/2% Guaranteed Note due on April 15, 2010 (incorporated by reference from Exhibit 4.1 to USF Corporation Current Report on Form 8-K, filed on April 26, 2000).
10.12	Consulting Agreement and Release of John Campbell Carruth dated as of October 27, 2000 (incorporated by reference from Exhibit 10(o) to USF Corporation Annual Report on Form 10-K for the year ended December 31, 2000).

(Thousands of dollars, except share and per share amounts)

Exhibit
Number	Document Description

10.13	USF Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10(p) to USF Corporation Annual Report on Form 10-K for the year ended December 31, 2000).
10.14	Employment Agreement of Richard P. DiStasio dated as of September 15, 2003 (incorporated by reference from Exhibit 10.1 to USF Corporation Quarterly Report on Form 10-Q for the quarter ended October 4, 2003).
10.15	USF Corporation Capital Accumulation Plan (filed with this Annual Report on Form 10-K).
21	Subsidiaries of USF Corporation (filed with this Annual Report on Form 10-K).
23	Consent of Deloitte & Touche LLP.
24	Power of Attorney.
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibits 2, 9, 11, 12, 16, 17, 18 and 22 are not applicable to this filing.

      (b) Reports on Form 8-K

      1. On October 31, 2003, the Company filed a Current Report on Form 8-K announcing the Company’s Third Quarter earnings.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 11, 2004.

USF CORPORATION

By:	/s/ THOMAS E. BERGMANN

Thomas E. Bergmann
Senior Vice President, Finance, Treasurer
and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD P. DISTASIO Richard P. DiStasio	President and Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2004

/s/ MORLEY KOFFMAN* Morley Koffman	Director	March 11, 2004

/s/ STEPHEN W. LILIENTHAL* Stephen W. Lilienthal	Director	March 11, 2004

/s/ NEIL A. SPRINGER* Neil A. Springer	Director	March 11, 2004

/s/ PAUL J. LISKA* Paul J. Liska	Director	March 11, 2004

/s/ ROBERT V. DELANEY* Robert V. Delaney	Director	March 11, 2004

/s/ ANTHONY J. PAONI* Anthony J. Paoni	Director	March 11, 2004

/s/ THOMAS E. BERGMANN Thomas E. Bergmann	Chief Financial Officer (Principal Financial Officer)	March 11, 2004

/s/ JAMES T. CASTRO James T. Castro	Controller (Principal Accounting Officer)	March 11, 2004

/s/ THOMAS E. BERGMANN *By: Thomas E. Bergmann Attorney-in-Fact