Form 10-Q
period 2004-04-03
USF CORP
filed 2004-05-07
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 3, 2004 OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _______________

Commission File Number 0-19791

USF CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3790696
(State of Incorporation)	(IRS EmployerIdentification No.)

8550 W. Bryn Mawr Avenue, Suite 700 Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number
including area code: (773) 824-1000

N/A
(Former name or former address, if changed since the last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes X  No 

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 28, 2004, 27,718,021 shares of common stock were outstanding.

PART I: FINANCIAL INFORMATION.

Item 1.  Financial Statements

USF Corporation
Condensed Consolidated Balance Sheets
Unaudited (Dollars in Thousands)

	As of
	April 3, 2004	April 5, 2003
Assets
Current assets:
Cash	$118,198	$121,659

Accounts receivable, net	308,343	271,849

Operating supplies and prepaid expenses	35,293	32,014

Deferred income taxes	35,597	33,717

Total current assets	497,431	459,239

Property and equipment, net	747,714	753,902

Goodwill	100,808	100,808

Other assets	44,153	44,139

Total Assets	1,390,106	1,358,088

Liabilities and Stockholders' Equity
Current liabilities:
Current debt	61	60

Accounts payable	49,714	57,286

Accrued salaries, wages and benefits	101,463	93,002

Accrued claims and other	122,094	102,119

Total current liabilities	273,332	252,467

Long-term liabilities
Notes payable and long-term debt	250,071	250,087

Accrued claims and other	99,342	95,084

Deferred income taxes	91,099	95,661

Total Liabilities	713,844	693,299

Commitments and contingencies (Note 7)

Total stockholders' equity	676,262	664,789

Total Liabilites and Stockholders' Equity	$1,390,106	$1,358,088

See accompanying Notes to Condensed Consolidated Financial Statements.

USF Corporation
Condensed Consolidated Statements of OperationsUnaudited
(Dollars in Thousands, Except Share and Per Share Amounts)

	Quarter Ended
	April 3, 2004	April 5, 2003
Revenue:
LTL Trucking	$519,697	$488,863
TL Trucking	34,274	31,750
Logistics	66,437	75,675
Intercompany eliminations	(3,641)	(2,586)

	616,767	593,702

Operating expenses:
LTL Trucking	495,659	472,051
TL Trucking	33,462	31,227
Logistics	64,807	75,122
Corporate and Other	9,392	5,236
Intercompany eliminations	(3,641)	(2,586)

	599,679	581,050

Income from operations	17,088	12,652

Non-operating income / (expense):
Interest expense	(5,209)	(5,292)
Interest income	571	211
Other, net	(390)	(255)

Net non-operating expense	(5,028)	(5,336)

Income from continuing operations before income taxes and
cumulative effect of accounting change	12,060	7,316
Income tax expense	(4,944)	(3,076)

Income from continuing operations before cumulative effect
of accounting change	7,116	4,240
Loss from discontinued operations, net of tax benefits of $5	--	(7)

Income before cumulative effect of accounting change	7,116	4,233
Cumulative effect of change in accounting for revenue recognition,
net of tax benefits of $1,064	--	(1,467)

Net income	$7,116	$2,766

Income per share from continuing operations:
Basic	$0.26	$0.16
Diluted	0.26	0.16
Loss per share--cumulative effect of accounting change:
Basic	--	(0.06)
Diluted	--	(0.06)
Net income per share--basic	0.26	0.10
Net income per share--diluted	0.26	0.10

Average shares outstanding--basic	27,556,632	27,005,067
Average shares outstanding--diluted	27,802,815	27,124,223

See accompanying Notes to Condensed Consolidated Financial Statements

USF Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited (Dollars in Thousands)

	Year-to-date
	April 3, 2004	April 5, 2003
Cash flows from operating activities:
Net income	$7,116	$2,766
Net loss from discontinued operations	--	7

Income from continuing operations after cumulative effect of accounting change	7,116	2,773
Adjustments to reconcile net income from continuing operations after accounting change to net cash provided by operating activities:

Depreciation of property and equipment	26,225	25,903
Cumulative effect of accounting changes net of tax	--	1,467
Amortization of intangible assets	992	259
Deferred taxes	(6,442)	(4,589)
Gains on sale of property and equipment	(789)	(722)
(Decrease) / increase in other items affecting cash from operating activities	(14,941)	9,759

Net cash provided by operating activities	12,161	34,850

Cash flows from investing activities:
Acquisition	--	(1,883)
Mexico loan	(500)	--
Capital expenditures	(21,445)	(37,436)
Proceeds from sale of property and equipment	2,197	1,991

Net cash used in investing activities	(19,748)	(37,328)

Cash flows from financing activities:
Dividends paid	(2,562)	(5,040)
Employee and director stock transactions	6,703	1,739
Repurchase of common stock	--	(336)
Net change in short-term bank debt	1	(490)
Payments on long-term bank debt	(16)	(255)

Net cash provided by / (used) in financing activities	4,126	(4,382)

Net decrease in cash	(3,461)	(6,860)
Cash at beginning of period	121,659	54,158

Cash at end of period	$118,198	$47,298

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$49	$157
Income taxes	669	1,170
Non-cash transactions: debt assumed in connection with acquisition	--	2,794

See accompanying Notes to Condensed Consolidated Financial Statements

USF Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Unaudited (Dollars in Thousands)

	Year-to-Date
	April 3, 2004	April 5, 2003
Balance as of December 31, 2003 and 2002, respectively	$664,789	$619,131

Net income	7,116	2,766
Foreign currency translation adjustments	238	--

Comprehensive income	7,354	2,766
Employee and director stock transactions	6,703	1,739
Repurchase of common stock	--	(336)
Dividends declared	(2,584)	(2,521)

Balance as of April 3, 2004 and April 5, 2003, respectively	$676,262	$620,779

See accompanying Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

1. Summary of Significant Accounting Policies

Basis of Presentation

These interim financial statements of USF Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Quarterly Reports on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our consolidated financial position as of April 3, 2004, the consolidated results of our operations for the quarters ended April 3, 2004 and April 5, 2003, and our consolidated cash flows for the quarters ended April 3, 2004 and April 5, 2003. Operating results for the quarter ended April 3, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

The following table presents information necessary to calculate basic and diluted earnings per share:

	Quarter Ended
	April 3, 2004	April 5, 2003
Weighted-average shares outstanding--basic	27,556,632	27,005,067
Common stock equivalents	246,183	119,156

Weighted-average shares and equivalents--diluted	27,802,815	27,124,223

Anti-dilutive unexercised stock options excluded from calculations	364,834	1,496,300

Notes to Condensed Consolidated Financial Statements Continued (Unaudited)
(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

3. Debt

Our debt includes $100,000 of unsecured guaranteed notes due May 1, 2009 and $150,000 of unsecured guaranteed notes due April 15, 2010.

Our guaranteed notes are fully and unconditionally guaranteed, on a joint and several basis, and on an unsecured senior basis, by substantially all of our direct and indirect domestic subsidiaries (the “Subsidiary Guarantors”). All of the assets are owned by the Subsidiary Guarantors and substantially all of our operations are conducted by the Subsidiary Guarantors. Accordingly, the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity shown in our consolidated financial statements. Our subsidiaries, other than the Subsidiary Guarantors, are minor. There are no material restrictions on our ability to obtain funds from our subsidiaries by dividend or loan. We, therefore, are not required to present separate financial statements of our Subsidiary Guarantors, and other disclosures relating to them.

We have a $200,000 credit facility with a group of banks that will expire in October 2005. This facility is for working capital, general corporate funding needs, and up to $125,000 for letters of credit under our self-insurance program. As of April 3, 2004 we had no borrowings drawn under the facility and $100,724 in issued letters of credit.

4. Goodwill and Other Intangible Assets

The changes in carrying amounts of goodwill by segment for the year-to-date period ended April 3, 2004 were as follows:

	LTL	TL	Logistics	Total
Balance as of December 31, 2003	57,273	10,878	32,657	100,808

Additions	--	--	--	--

Balance as of April 3, 2004	$57,273	$10,878	$32,657	$100,808

Intangible assets subject to amortization consist of the following:

		As of April 3, 2004		As of December 31, 2003
	Average Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	5	$9,514	$(8,370)	$9,444	$(7,411)
Non-competes	5	5,347	(5,217)	5,347	(5,184)

Total		$14,861	$(13,587)	$14,791	$(12,595)

Aggregate amortization expense for the quarters ended April 3, 2004, and April 5, 2003 was $992 and $259, respectively.

Notes to Condensed Consolidated Financial Statements Continued (Unaudited)
(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

Estimated amortization expense for each of the years ending December 31 is as follows:
Year
2004	$1,960
2005	249
2006	57

Total	$2,266

5. Segment Reporting

	Quarter Ended
	April 3, 2004	April 5, 2003
Revenue
LTL Trucking	519,697	488,863

TL Trucking	34,274	31,750

Logistics	66,437	75,675

Intercompany eliminations	(3,641)	(2,586)

Corporate and Other	--	--

Total Revenue from Continuing Operations	$616,767	$593,702

Income From Operations
LTL Trucking	24,038	16,812

TL Trucking	812	523

Logistics	1,630	553

Corporate and Other	(9,392)	(5,236)

Income from operations	17,088	12,652

Net non-operating expense	(5,028)	(5,336)

Income from continuing operations before income taxes
and cumulative effect of accounting change	$12,060	$7,316

Notes to Condensed Consolidated Financial Statements Continued (Unaudited)
(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

6. Stock Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation”, establishes a fair value based method of accounting for stock options. We have elected to continue using the intrinsic value method prescribed under Accounting Principals Board (“APB”) Opinion No. 25 as permitted by SFAS No. 123. For all stock options that have been granted, the exercise prices of the stock options were equal to the market prices of the underlying stock on the grant dates, therefore no compensation expense was recognized. If we had elected to recognize compensation expense based on the fair value of the options at grant date, as prescribed by SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

	Quarter Ended
	April 3, 2004	April 5, 2003
Net income--as reported	$7,116	$2,766
Less: total stock-based employee compensation expense determined under fair value
based method for all awards, net of related tax effects	(878)	(1,263)

Net income--pro forma	6,238	1,503

Basic earnings per share--as reported	0.26	0.10
Basic earnings per share--pro forma	0.23	0.06

Diluted earnings per share--as reported	0.26	0.10
Diluted earnings per share--pro forma	0.22	0.06

7. Contingencies

We are routinely involved in a number of legal proceedings and claims arising in the ordinary course of business, primarily involving claims for bodily injury and property damage incurred in the transportation of freight. The estimated liability for claims included in liabilities, both current and long-term, is $57,499 and $84,049, respectively, at April 3, 2004, and $57,146 and $75,243, respectively, at April 5, 2003. These liabilities reflect the estimated ultimate cost of self-insured claims incurred, but not paid, for bodily injury, property damage, cargo loss and damage, and workers’ compensation. We believe the outcome of these matters is not expected to have any material adverse effect on our consolidated financial position or results of our operations and have been adequately provided for in our financial statements.

We use underground storage tanks at certain terminal facilities and maintain a comprehensive policy of testing, upgrading, replacing or eliminating these tanks to protect the environment and comply with various Federal and state laws. We take prompt remedial action whenever any contamination is detected.

8. Acquisitions

In February 2003, we acquired the stock of System 81 Express, Inc., a truckload carrier based in Tennessee that owned or operated approximately 140 tractors and 260 trailers, for approximately $1,900 in cash and $2,800 in assumed debt. In addition, contingent payments totaling $314 were subsequently made to the former owners of System 81 Express. Goodwill and other intangible assets of $304 and $461, respectively, were recorded under the acquisition. The acquisition contributed approximately $3,000 to revenue for the first quarter of 2004, an increase of $900 from the first quarter of 2003.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY

We are pleased with the improvement in our revenue and operating profit reported for the 2004 first quarter. The overall improved economy, the increased focus on selling our USF PremierPlus® product at competitive rates and the initial favorable impact of our “best practice” initiatives were the main contributors to this quarter’s improvement compared to last year. While we are pleased with our first quarter results, we are not satisfied. We believe there are many opportunities and challenges ahead. These include ensuring that we continue to have the necessary labor resources, adequate capacity in our terminal network and equipment to maintain our customer service standards as business levels increase. These issues, along with continued pricing pressures, in certain geographic areas need to be addressed and managed. We will continue to evaluate our customer base and will shed less profitable accounts while adding new, more profitable business. We are confident we have the resources and plans in place to ensure these issues are addressed in a timely, efficient and cost effective manner.

Our management team remains focused and committed to our goals of sustainable financial success and value creation for our shareholders

CONSOLIDATED RESULTS

Our revenue and net income for the quarters ended April 3, 2004 and April 5, 2003 were as follows:

	Quarter Ended
	April 3, 2004	April 5, 2003
Revenue	$616,767	$593,702
Net Income	7,116	2,766

Our net income for the 2003 first quarter was negatively impacted by $1,467 due to a change in the accounting for revenue and expense recognition. Effective January 1, 2003, we recognize revenue for LTL and TL operations by the allocation of revenue between reporting periods based on the relative transit time in each reporting period with expenses recognized as incurred. This change was made to recognize the increase in our average length of haul of freight, which resulted from our implementation of new marketing strategies.

Our consolidated financial statements have been restated to reflect the non-core freight forwarding segment as discontinued operations. Unless otherwise indicated, the following discussion relates to our continuing operations.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

RESULTS OF OPERATIONS

LTL Trucking

Our revenue, income from operations and operating ratios for our LTL segment for the quarters ended April 3, 2004 and April 5, 2003 were as follows:

	Quarter Ended
	April 3, 2004	April 5, 2003
Total Revenue	$519,697	$488,863
Income from operations	24,038	16,812
Operating Ratio	95.4%	96.6%

Our LTL segment includes our LTL operating companies, each of which generates revenue from LTL and TL shipments. Revenue from LTL shipments represents over 90% of the revenue in the LTL segment. LTL statistics presented in the table below exclude TL shipments.

		LTL Statistics
First Quarter	Revenue (thousands)	Tons (thousands)	Shipments (thousands)	Revenue per Shipment	Revenue per Hundred- weight	Weight per Shipment (pounds)	Length of Haul (miles)
2004	$489,855	2,194.3	3,753.7	$130.50	$11.16	1,169	497
2003	466,633	2,070.0	3,650.2	127.84	11.27	1,134	488

2004 First Quarter Compared to 2003 First Quarter

In the 2004 first quarter our LTL segment’s total revenue and income from operations increased from the 2003 first quarter by 6.3% and 43.0%, respectively. The following provides an understanding of the factors that impacted our operating results:

•	Total revenue increased 6.3% (7.9% on a daily average basis) as a result of focused sales efforts and improving general economic conditions, particularly in the Midwest.

•	USF PremierPlus® revenue increased 16.3% to $68,911 as a result of our marketing and service efforts in inter-regional transport. USF PremierPlus® revenue represented 13.0% and 11.8% of LTL revenue in the first quarter of 2004 and 2003, respectively.

•	LTL tonnage increased 6.0% (7.6% on a daily average basis), primarily as the result of the increase in our USF PremierPlus® business.

•	Revenue per hundredweight decreased by 1.0% as a result of an increase in average shipment weight of 35 pounds, along with significant growth in two large accounts that were historically priced very aggressively.

•	Revenue increases and cost-savings related to our “best practices” initiatives, in part, contributed to our improved operating ratio.

•	In order to maintain service levels with the increase in business, particularly in March, we incurred additional expenses in overtime pay and short term equipment rentals, which negatively impacted our operating results.

Included in the first quarter results was a 6.6% increase in revenue at USF Holland, our largest LTL carrier. USF Holland also recorded an improvement in their operating ratio of over 100 basis points. Also, included in the LTL segment’s results was a 10% increase in revenue at USF Reddaway.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

TL Trucking

	Quarter Ended
	April 3, 2004	April 5, 2003
Total Revenue	$34,274	$31,750
Income from operations	812	523
Operating Ratio	97.6%	98.4%

The following provides an understanding of the factors that impacted our operating results:

•	2004 first quarter included $3,000 in revenue from the February 2003 acquisition of System 81 Express, an increase of $900 from the 2003 first quarter.

•	Revenue per loaded mile, excluding fuel surcharges, increased 2.1% as a result of the improving economy, additional accessorial billings and rate increases with selected customers.

•	Operating profits improved as a result of additional revenue, reduction in empty miles and improved driver productivity.

•	The new hours of service regulations had minimal, if any, impact on our results.

Logistics

	Quarter Ended
	April 3, 2004	April 5, 2003
Total Revenue	$66,437	$75,675
Income from operations	1,630	553
Operating Ratio	97.6%	99.3%

The following provides an understanding of the factors that impacted our operating results:

•	Revenue decreased by $9,238 (or 12.2%) primarily due to the bankruptcy of a major customer in the 2003 first quarter as well other lost business that occurred after the end of the first quarter 2003. This revenue decrease was offset, in part, by increased revenue of approximately $3,000 through increased business with existing customers as well as new customers in our transportation management, ocean freight forwarding and Canadian operations.

•	The 2003 first quarter included a bad debt write off of $2,000 related to the major customer’s bankruptcy.

•	Adjusted for the bad debt write off, operating profits in the 2004 first quarter were $948 lower than the 2003 first quarter primarily due to a $9,238 reduction in revenue.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

Corporate and Other

	Quarter Ended
	April 3, 2004	April 5, 2003
Corporate & Other	$(9,392)	$(5,236)

The following provides an understanding of the factors that impacted our operating results:

•	Depreciation expense increased by $1,000 in the 2004 first quarter compared to the 2003 first quarter as a result of capital expenditures made on projects in prior years that are now being depreciated.

•	Amortization of intangibles increased to $992 in 2004 from $259 due to the acquisitions of System 81 Express, Inc. and Plymouth Rock Transportation Corporation in 2003.

•	The remainder of the increase is primarily the result of consulting fees that were incurred this quarter related to several of our revenue enhancement and “best practices” initiatives, and additional employee costs that were incurred related to management additions at the corporate office.

Non-operating Income and Expense

Interest expense principally includes interest on our guaranteed unsecured notes of $250,000. We had cash invested in interest bearing instruments during the first quarter of 2004 and 2003. At the end of the first quarter of 2004 and 2003, we had cash and cash equivalents of $118,198 and $47,298, respectively.

Outlook—Unknown Trends or Uncertainties

We expect improvement in our operating results in 2004 as a result of an improved economy and our strategic initiatives. We believe our 2004 initiatives will provide increased revenue opportunities and generate cost savings through operational efficiencies. We believe achieving improved operating results are dependent on us executing our strategic initiatives, the level of competition, and the extent of the improvement in the US economy. We currently estimate that our full year earnings per share will be in the $1.95 — $2.15 range.

We have been subject to organization efforts by the International Brotherhood of Teamsters. We understand there will be union issues over time. We will deal with these organization efforts appropriately but ultimately we cannot predict the outcome of these activities.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

LIQUIDITY AND CAPITAL RESOURCES

The following is a table of our contractual obligations and other commercial commitments as of April 3, 2004:

	Payments & Commitments by Period
	Total	Through December, 31 2004	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Long-Term Debt	$250,132	$61	$71	$--	$250,000

Operating Leases	60,093	20,230	26,508	8,495	4,860

Total Contractual Obligations	$310,225	$20,291	$26,579	$8,495	$254,860

Other Commitments
Mexico Loan (1)	$4,135	$4,135	$--	$--	$--
Purchase Commitments (2)	52,720	52,311	409	--	--

Total Commitments	$56,855	$56,446	$409	$--	$--

(1) As of April 3, 2004, we invested $5,865 in the form of a loan, which can be increased to $10,000.
(2) At April 3, 2004 our capital purchase commitments included $2,098 for land and improvements, $50,006 for revenue equipment and $616 for information technology related projects.

We believe that projected cash flows from operating activities, cash on hand and funding from our committed credit facilities will be adequate to finance our anticipated cash needs for 2004.

Sources and Uses of Cash

Operations

Our primary sources and uses of cash result from the realization of trade accounts receivable and settlement of payroll, trade accounts payable, and operating accruals, including insurance and claims. During the first quarter of 2004 we did not experience any unusual transactions or trends in these areas that would impact our cash position.

Net cash provided by operating activities decreased $22,689 in the 2004 first quarter from the 2003 first quarter. This was primarily due to increased revenue in March 2004, and the subsequent increase in net trade accounts receivable at the end of the 2004 first quarter.

There have not been, and we do not expect, any material changes to the underlying drivers of our operating cash flows. We believe that cash generated from our core operations, cash on hand and, if needed, our credit facilities to be sufficient to fund our operations.

Investing

We maintain an appropriate level of tractors and trailers to ensure the effectiveness of our operations. Purchases of tractors and trailers have been, and are expected to be, our most significant type of capital expenditure. These purchases can be deferred or accelerated in order for us to respond to changes in economic conditions and the market for these assets. Purchases of tractors and trailers were $1,922 and $12,130, and total capital expenditures were $21,445 and $37,436 during the first quarter of 2004 and 2003, respectively. Purchases of land and buildings in the 2004 first quarter were $9,653 compared to $12,326 in the 2003 first quarter.

We increased our loan related to our Mexican joint venture by $500 to $5,865.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

Financing

We have a $200,000 committed credit facility that expires in October 2005. The facility allows up to $125,000 for standby letters of credit to cover our self-insurance programs and other miscellaneous letter of credit requirements. In addition to our committed credit facility, we maintain an uncommitted line of credit, which provides $10,000 of short-term funds. At April 3, 2004, we had no borrowings under these facilities and had $100,724 of outstanding standby letters of credit under the revolving credit facility.

Our external debt financing arrangements are discussed in Note 3 to the Condensed Consolidated Financial Statements.

Debt Instruments, Guarantees, and Related Covenants

Our financing arrangements include covenants that require us to comply with certain financial ratios including net worth and funded debt to adjusted cash flows. We are in compliance with these covenants and do not believe these covenants would restrict us from securing additional financing, if necessary.

Cash Management

Cash decreased by $3,461 in the first quarter of 2004 compared to a decrease of $6,860 in the same period of 2003.

Dividends

Our quarterly dividend rate is .0933 per share. During the first quarter of 2004, we paid cash dividends totaling $2,562.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes. Our exposure to changes in interest rates is limited to borrowings under a line of credit agreement, which has variable interest rates tied to LIBOR. There have been no borrowings under this agreement in the current year-to-date period nor during 2003. In addition, we have $150,000 of unsecured notes with an 8 1/2% fixed annual interest rate and $100,000 of unsecured notes with a 6 1/2% fixed annual interest rate. We have no hedging instruments. From time to time, we invest excess cash in overnight money market accounts. At April 3, 2004, we had approximately $109,600 that was invested in overnight money market accounts, which yielded approximately 1.1% per annum.

We have a $200,000 credit facility with a group of banks that will expire in October 2005. This facility is for working capital, general corporate funding needs, and up to $125,000 for letters of credit issued under our self-insurance program. As of April 3, 2004 we had no borrowings drawn under the facility and $100,724 in issued letters of credit.

The facility bears interest at LIBOR, plus a margin depending on our debt rating. In addition, there are other fees associated with the facility and certain financial covenants including minimum net worth and maximum funded debt to adjusted cash flow.

Item 4. Controls and Procedures

In order to ensure that information for disclosure in our filings of periodic reports with the Securities and Exchange Commission is identified, recorded, processed, summarized, and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, Richard P. DiStasio, and our Chief Financial Officer, Thomas E. Bergmann, have reviewed and evaluated our disclosure controls and procedures as of April 27, 2004, and have concluded that our disclosure controls and procedures were adequate as of that date.

There were no changes in our internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our current year’s first quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

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

                           N/A

Item 3. Defaults Upon Senior Securities.

                           N/A

Item 4. Submission of Matters to a Vote of Security Holders.

                           N/A

Item 5. Other Information.

                           N/A

Item 6. Exhibits and Reports on Form 8-K.

                                            (a) Exhibits

1.	Exhibit 3.1-Bylaws of USF Corporation, restated as of January 29, 2004.

2.	Exhibit 10.1-Employment Agreement of Thomas E. Bergmann.

3.	Exhibit 31.1-Section 302 Certification of Chief Executive Officer.

4.	Exhibit 31.2-Section 302 Certification of Chief Financial Officer.

5.	Exhibit 32.1-Statement of Chief Executive Officer Pursuant to Section 1350(a) of Title 18, United States Code (furnished not filed with this Quarterly Report on Form 10-Q)

6.	Exhibit 32.2-Statement of Chief Financial Officer Pursuant to Section 1350(a) of Title 18, United States Code (furnished not filed with this Quarterly Report on Form 10-Q)

                                            (b) Current Reports on Form 8-K were filed:

1.	A Current Report on Form 8-K was filed on January 23, 2004 announcing the filing of a complaint against the Company’s subsidiary USF Logistics Services Inc. by Idealease Services Inc.

2.	A Current Report on Form 8-K was filed on January 29, 2004 announcing the Company’s 4th Quarter, 2003 earnings.

3.	A Current Report on Form 8-K was filed on January 29, 2004 announcing the retirement of the Company’s Chief Financial Officer.

4.	A Current Report on Form 8-K was filed on January 30, 2004 announcing the Company’s adoption of an Amended and Restated Rights Agreement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated May 7, 2004.

USF CORPORATION
By:	/s/ Thomas E. Bergmann Thomas E. Bergmann Senior Vice President, Finance & Chief Financial Officer
By:	/s/ James T. Castro James T. Castro Vice President, Controller and Principal Accounting Officer