Form 10-Q
period 2004-07-03
USF CORP
filed 2004-08-03
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 3, 2004 OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _______________

Commission File Number 0-19791

USF CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3790696
(State of Incorporation)	(IRS EmployerIdentification No.)

8550 W. Bryn Mawr Avenue, Suite 700 Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)

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

As of July 28, 2004, 27,780,580 shares of common stock were outstanding.

PART I: FINANCIAL INFORMATION

Item 1.

Financial Statements

USF Corporation
Condensed Consolidated Balance Sheets
Unaudited (Dollars in Thousands)

	As of
	July 3, 2004	December 31, 2003
Assets
Current assets:
Cash	$143,963	$121,659
Accounts receivable, net	302,294	271,849
Operating supplies and prepaid expenses	30,299	32,014
Deferred income taxes	35,922	33,717

Total current assets	512,478	459,239
Property and equipment, net	747,648	753,902
Goodwill	100,813	100,813
Other assets	44,834	44,134

Total Assets	1,405,773	1,358,088

Liabilities and Stockholders' Equity
Current liabilities:
Current debt	62	60
Accounts payable	66,798	57,286
Accrued salaries, wages and benefits	102,231	93,002
Accrued claims and other	117,728	102,119

Total current liabilities	286,819	252,467
Long-term liabilities
Notes payable and long-term debt	250,055	250,087
Accrued claims and other	103,743	95,084
Deferred income taxes	91,201	95,661

Total Liabilities	731,818	693,299
Commitments and contingencies (Note 8)

Total stockholders' equity	673,955	664,789

Total Liabilities and Stockholders' Equity	$1,405,773	$1,358,088

See accompanying Notes to Condensed Consolidated Financial Statements.

USF Corporation
Condensed Consolidated Statements of Operations
Unaudited (Dollars in Thousands, Except Share and Per Share Amounts)

	Quarter Ended		Year-to-Date
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003
Revenue:
LTL Trucking	$518,191	$472,472	$1,037,888	$961,335
TL Trucking	32,479	31,244	66,753	62,994
Logistics	64,535	65,738	130,972	141,413
Intercompany eliminations	(3,345)	(2,369)	(6,986)	(4,955)

	611,860	567,085	1,228,627	1,160,787

Operating expenses:
LTL Trucking	502,436	447,172	998,095	919,223
TL Trucking	31,872	30,282	65,334	61,509
Logistics	62,708	63,953	127,515	139,075
Corporate and Other	15,971	8,682	25,363	13,918
Intercompany eliminations	(3,345)	(2,369)	(6,986)	(4,955)

Total operating expenses	609,642	547,720	1,209,321	1,128,770

Income from operations	2,218	19,365	19,306	32,017

Non-operating income/(expense):
Interest expense	(5,217)	(5,191)	(10,426)	(10,483)
Interest income	640	207	1,211	418
Other, net	(563)	(171)	(953)	(426)

Net non-operating expense	(5,140)	(5,155)	(10,168)	(10,491)

Income/(loss) from continuing operations before income taxes and cumulative effect of accounting change	(2,922)	14,210	9,138	21,526
Income tax benefit/(expense)	905	(6,096)	(4,039)	(9,172)

Income/(loss) from continuing operations before
cumulative effect of accounting change	(2,017)	8,114	5,099	12,354
Loss from discontinued operations,
net of tax benefits of $29 and $34, respectively	--	(38)	--	(45)

Income/(loss) before cumulative effect of accounting change	(2,017)	8,076	5,099	12,309
Cumulative effect of change in accounting for revenue
recognition, net of tax benefits of $1,064	--	--	--	(1,467)

Net income/(loss)	$(2,017)	$8,076	$5,099	$10,842

Income/(loss) per share from continuing operations:
Basic	$(0.07)	$0.30	$0.18	$0.46
Diluted	(0.07)	0.30	0.18	0.45
Loss per share--discontinued operations:
Basic	--	--	--	--
Diluted	--	--	--	--
Loss per share--cumulative effect of accounting change:
Basic	--	--	--	(0.05)
Diluted	--	--	--	(0.05)
Net income/(loss) per share--basic	(0.07)	0.30	0.18	0.40
Net income/(loss) per share--diluted	(0.07)	0.30	0.18	0.40

Average shares outstanding--basic	27,730,313	27,105,724	27,651,383	27,054,311
Average shares outstanding--diluted	27,730,313	27,235,970	27,824,419	27,167,674

See accompanying Notes to Condensed Consolidated Financial Statements.

USF Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited (Dollars in Thousands)

	Year-to-date
	July 3, 2004	July 5, 2003
Cash flows from operating activities:
Net income	$5,099	$10,842
Net loss from discontinued operations	--	45

Income from continuing operations after cumulative effect of accounting change	5,099	10,887
Adjustments to reconcile net income from continuing operations after accounting change to net cash provided by operating activities:
Depreciation of property and equipment	51,972	51,139
Cumulative effect of accounting change net of tax	--	1,467
Amortization of intangible assets	1,969	895
Deferred taxes	(6,665)	6,244
Loss/(gains) on sale of property and equipment	5,089	(1,785)
Increase in other items affecting cash from operating activities	14,809	8,798

Net cash provided by operating activities	72,273	77,645

Cash flows from investing activities:
Acquisitions	--	(4,883)
Mexico loan	(2,943)	--
Capital expenditures	(57,524)	(69,409)
Proceeds from sale of property and equipment	6,717	5,912

Net cash used in investing activities	(53,750)	(68,380)

Cash flows from financing activities:
Dividends paid	(5,146)	(7,581)
Employee and director stock transactions	8,957	7,050
Repurchase of common stock	--	(336)
Net change in short-term bank debt	2	(1,909)
Payments on long-term bank debt	(32)	(3,196)

Net cash provided by/(used in) financing activities	3,781	(5,972)

Net increase in cash	22,304	3,293
Cash at beginning of period	121,659	54,158

Cash at end of period	$143,963	$57,451

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,725	$9,875
Income taxes	3,813	3,534
Non-cash transactions: debt assumed in connection with acquisition	--	2,794

See accompanying Notes to Condensed Consolidated Financial Statements.

USF Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Unaudited (Dollars in Thousands)

	Year-to-Date
	July 3, 2004	July 5, 2003
Balance as of December 31, 2003 and 2002, respectively	$664,789	$619,131

Net income	5,099	10,842
Foreign currency translation adjustments	283	--

Comprehensive income	5,382	10,842
Employee and director stock transactions	8,957	7,642
Repurchase of common stock	--	(336)
Dividends declared	(5,173)	(5,061)

Balance as of July 3, 2004 and July 5, 2003, respectively	$673,955	$632,217

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to fairly present our consolidated financial position as of July 3, 2004, the consolidated results of our operations for both the quarters and year-to-date periods ended July 3, 2004 and July 5, 2003, and our consolidated cash flows for the year-to-date periods ended July 3, 2004 and July 5, 2003. Operating results for the year-to-date period ended July 3, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

We report on a calendar year basis. Our quarters consist of thirteen weeks that end on a Saturday either before or after the end of March, June and September.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. Restructuring and Impairment Charges

In the 2004 second quarter we shutdown USF Red Star, our former Northeast carrier. Our 2004 second quarter financial statements included losses and shutdown costs for USF Red Star of $21,359 of which $10,049 pertained to restructuring charges.

As a result of the USF Red Star shutdown, we incurred the following charges:

•	Employee severance costs of $5,007 related to the elimination of approximately 400 jobs.

•	Write-off of various assets that do not have any value as a result of the closure, and an increase in the allowance for uncollectible accounts for anticipated collection losses and service disruptions related to the closure, for a total of $3,694.

•	Operating leases and related property tax costs of $1,348 associated with obligations at terminals which are no longer in use.

Subsequent to the closure of USF Red Star, we announced plans to expand USF Holland’s operations into the Northeast. As a result of USF Holland’s expansion and following the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, the results of USF Red Star are reported in continuing operations.

The following is a summary of the accruals recorded on the balance sheet for lease obligations and severance costs:

	Lease Obligations	Severance Costs	Total
Balance at April 3, 2004	$-	$-	$-
Charges	1,348	5,007	6,355
Payments	--	(1,551)	(1,551)

Balance at July 3, 2004	$1,348	$3,456	$4,804

During the 2004 second quarter, we abandoned an LTL information technology project because of software stability and performance issues. As a result, we recorded an impairment charge of $5,980 to write the asset down to zero.

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

The following table presents information necessary to calculate basic and diluted earnings per share:

	Quarter Ended		Year-to-Date
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003
Weighted-average shares outstanding--basic	27,730,313	27,105,724	27,651,383	27,054,311
Common stock equivalents	--	130,246	173,036	113,363

Weighted-average shares and equivalents--diluted	27,730,313	27,235,970	27,824,419	27,167,674

Anti-dilutive unexercised stock options excluded from calculations	1,016,882	1,451,300	677,234	1,451,300

4. Debt

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

We have a $200,000 credit facility with a group of banks that will expire in October 2005. This facility is for working capital, general corporate funding needs, and up to $125,000 for letters of credit under our self-insurance program. As of July 3, 2004 we had no borrowings drawn under the facility and $100,634 in issued letters of credit.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

5. Goodwill and Other Intangible Assets

The changes in carrying amounts of goodwill by segment for the year-to-date period ended July 3, 2004 were as follows:

	LTL	TL	Logistics	Total
Balance as of December 31, 2003	$57,273	$10,878	$32,662	$100,813
Additions/(write-downs)	--	--	--	--

Balance as of July 3, 2004	$57,273	$10,878	$32,662	$100,813

Intangible assets subject to amortization consist of the following:

	As of July 3, 2004			As of December 31, 2003
	Average Life (Yrs)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	5	$270	$(126)	$9,444	$(7,411)
Non-competes	5	191	(54)	5,347	(5,184)

Total	5	$461	$(180)	$14,791	$(12,595)

Due to the closure of USF Red Star, the gross carrying amount and accumulated amortization of USF Red Star intangible assets, which net to zero, have been removed from the 2004 financial statements.

Aggregate amortization expense for the quarters ended July 3, 2004, and July 5, 2003 was $977 and $636, respectively, and for the six-month periods ended July 3, 2004 and July 5, 2003 was $1,969 and $895, respectively. The 2004 second quarter included an $805 write-off of intangible assets due to the closure of USF Red Star.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year
2004	$2,033
2005	128
2006	89

Total	$2,250

The $2,033 amortization expense for 2004 includes an $805 write-off due to the USF Red Star closure, as well as related amortization expense for the first two quarters.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

6.     Segment Reporting

	Quarter Ended		Year-to-Date
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003
Revenue
LTL Trucking	$518,191	$472,472	$1,037,888	$961,335
TL Trucking	32,479	31,244	66,753	62,994
Logistics	64,535	65,738	130,972	141,413
Intercompany eliminations	(3,345)	(2,369)	(6,986)	(4,955)
Corporate and Other	--	--	--	--

Total Revenue from Continuing Operations	$611,860	$567,085	$1,228,627	$1,160,787

Income From Operations
LTL Trucking	$15,755	$25,300	$39,793	$42,112
TL Trucking	607	962	1,419	1,485
Logistics	1,827	1,785	3,457	2,338
Corporate and Other	(15,971)	(8,682)	(25,363)	(13,918)

Income from operations	2,218	19,365	19,306	32,017
Net non-operating expense	(5,140)	(5,155)	(10,168)	(10,491)

Income/(loss) from continuing operations before income taxes and cumulative effect of accounting change	$(2,922)	$14,210	$9,138	$21,526

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

7. Stock Based Compensation

SFAS No. 123, “Accounting for Stock Based Compensation”, establishes a fair value based method of accounting for stock options. We have elected to continue using the intrinsic value method prescribed under Accounting Principals Board (“APB”) Opinion No. 25 as permitted by SFAS No. 123. For all stock options that have been granted, the exercise prices of the stock options were equal to the market prices of the underlying stock on the grant dates, therefore no compensation expense was recognized. If we had elected to recognize compensation expense based on the fair value of the options at grant date, as prescribed by SFAS No. 123, our net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

	Quarter Ended		Year-to-Date
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003
Net income/(loss)--as reported	$(2,017)	$8,076	$5,099	$10,842
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(963)	(1,285)	(4,042)	(2,403)

Net income/(loss)--pro forma	(2,980)	6,791	1,057	8,439
Basic earnings/(loss) per share--as reported	(0.07)	0.30	0.18	0.40
Basic earnings/(loss) per share--pro forma	(0.11)	0.25	0.04	0.31
Diluted earnings/(loss) per share--as reported	(0.07)	0.30	0.18	0.40
Diluted earnings/(loss) per share--pro forma	(0.11)	0.25	0.04	0.31

8. Contingencies

We contribute to several union sponsored multi-employer pension plans. These plans are not administered by us, and contributions are determined in accordance with provisions of negotiated labor contracts. The Multi-Employer Pension Plan Amendments Act of 1980 established a continuing liability to such union sponsored plans for an allocated share of each plan’s unfunded vested benefits upon substantial or total withdrawal by us or upon termination of the pension plans. We believe any withdrawal liability could be material. No withdrawal or termination has occurred or is contemplated other than the potential liability for USF Red Star discussed below.

Due to the shutdown of USF Red Star, we are subject to withdrawal payments for up to 13 multi-employer pension plans. We are in the early stages of gathering information to determine the extent of such withdrawal liability, if any, from each of the plans, and, consequently, are unable to estimate our ultimate withdrawal liability at this time. Given the complexity of the calculations along with the expected mitigation relative to the USF Holland expansion, the final withdrawal liability may be material to our financial position but cannot currently be estimated, and therefore we have not accrued any costs. We believe the process will likely take at least several months, but it could extend to a year or more for the following reasons: the time it will take to gather information from the pension plans and analyze such information, substantial negotiations with these pension plans over withdrawal liability and any potential arbitration of the issues and other legal proceedings.

We are routinely involved in a number of legal proceedings and claims arising in the ordinary course of business, primarily involving claims for bodily injury and property damage incurred in the transportation of freight. The following reflects the accruals estimated for the ultimate cost of self-insured claims incurred, but not paid, for bodily injury, property damage, cargo loss and damage, and workers’ compensation.

	As of July 3, 2004	As of July 5, 2003
Current	$61,675	$60,077
Long-term	88,593	77,020

Total	$150,268	$137,097

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

We believe the outcome of these matters is not expected to have any material adverse effect on our consolidated financial position or results of our operations, and have been adequately provided for in our financial statements.

We use underground storage tanks at certain terminal facilities and maintain a comprehensive policy of testing, upgrading, replacing or eliminating these tanks to protect the environment and comply with various Federal and state laws. We take prompt remedial action whenever any contamination is detected. When we can reasonably estimate liabilities associated with environmental matters, we record the necessary accrual. As of July 3, 2004 there were no material liabilities recorded.

9. Acquisitions

In February 2003, we acquired the stock of System 81 Express, Inc. (“System 81”), a truckload carrier based in Tennessee that owned or operated approximately 140 tractors and 260 trailers, for approximately $1,900 in cash and $2,800 in assumed debt. In addition, contingent payments totaling $314 were subsequently made to the former owners of System 81. Goodwill and other intangible assets of $304 and $461, respectively, were recorded under the acquisition. The year-to-date period ending July 3, 2004 includes approximately $900 in revenue associated with the acquisition of System 81 that the year-to-date period ended July 5, 2003 does not.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

We reported a loss from continuing operations for the 2004 second quarter of $2,017, or ($.07) per diluted share.

On May 23rd we announced the closure of our USF Red Star operations which served the Northeast portion of the US. As a result of this closure pre-tax operating losses and shut-down costs of $21,359 were included in the loss as well as a $5,980 charge related to an LTL information technology project. Income from continuing operations, excluding the effects of USF Red Star and the LTL information technology project, was $16,027, or $.58 earnings per diluted share.

Our LTL segment reported revenues of $518,191 and operating income of $15,755. Revenue and operating income excluding the impact of USF Red Star was $486,783 and $37,114, respectively. On a comparable basis this represents an increase of $72,211 (or 17.4%) and $9,735 (or 35.6%), respectively, when compared to the 2003 second quarter. Our inter-regional LTL product, USF PremierPlus®, continued its strong revenue growth during the quarter with a 16% increase compared to the prior quarter.

Subsequent to the USF Red Star closure, we determined that the best way to serve our customers in the Northeast was to expand USF Holland into that market. Therefore, on June 23rd we announced that USF Holland will be opening eight terminals in the Northeast by early September.

Our Truckload segment reported an operating profit of $607 for the 2004 second quarter compared to $962 for the 2003 second quarter. This quarter’s operating profit was negatively impacted by higher fuel and insurance costs, as well as driver shortages. We are disappointed with the performance in this segment and have taken action to initiate improvement starting with the appointment of a new president with considerable industry experience.

Our Logistics segment reported 2004 second quarter operating profit of $1,827, which was virtually the same as last year. This segment is continuing to rebuild its revenue base after a major customer’s bankruptcy in 2003.

Overall, we are pleased with the progress we have made in improving our revenue growth and operating profit through our Team One initiatives.  We will continue to execute against our strategic goals and objectives and are confident we will improve shareholder value.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

CONSOLIDATED RESULTS

Our revenue and net income/(loss) for the quarters and year-to-date periods ended July 3, 2004 and July 5, 2003 were as follows:

	Quarter Ended		Year-to-Date
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003
Revenue	$611,860	$567,085	$1,228,627	$1,160,787
Net Income/(loss)	(2,017)	8,076	5,099	10,842

Our 2004 second quarter revenue increased 7.9% from 2003 primarily due to strong growth in our LTL segment. The 2004 second quarter contains 28 fewer working days of USF Red Star revenue than 2003 as a result of its closure. Excluding USF Red Star revenue from the second quarter of 2004 and 2003, our revenue increased 14.0%.

Our 2004 second quarter resulted in a net loss of $2,017 and was negatively impacted by the closure of USF Red Star and the write-down of an LTL information technology project. The net loss for the 2004 second quarter includes USF Red Star after-tax operating losses and shutdown costs of $13,627, the after-tax write-down of an LTL information technology project of $3,815 and the after-tax write-off of intangible assets of $514 related to the closure of USF Red Star. Our net income for the 2003 second quarter was negatively impacted by $1,200 after-tax related to retirement costs for a former CEO.

Our net income for the year-to-date period ended July 5, 2003 was also negatively impacted by an $1,148 after-tax write-off of receivables in our Logistics segment and $1,467 after-tax charge due to a change in the accounting for revenue and expense recognition. Effective January 1, 2003, we recognize revenue for LTL and TL operations by the allocation of revenue between reporting periods based on the relative transit time in each reporting period with expenses recognized as incurred. This change was made to recognize the increase in our average length of haul of freight, which resulted from our implementation of new marketing strategies.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

Reconciliation of Non-GAAP Financial Measures

We believe that excluding the impact of: the closure of USF Red Star; the write-down of an LTL information technology project; the retirement costs for a former CEO; and receivables write-off related to a major USF Logistics customer that filed for bankruptcy from our reported results for both the quarters and year-to-date-periods ended July 3, 2004 and July 5, 2003, respectively, provide a better understanding of our ongoing financial performance.

The following table is provided as a reconciliation of reported earnings and earnings per share to earnings and earnings per share excluding non-comparable items.

	Quarter Ended July 3, 2004			Quarter Ended July 5, 2003
	Pre-tax	After-tax	EPS	Pre-tax	After-tax	EPS
Income/(loss) from continuing operations before
cumulative effect of accounting change - Per GAAP	$(2,922)	$(2,017)	$(0.07)	$14,210	$8,114	$0.30

Non-comparable items:
USF Red Star operating losses and shutdown costs	21,359	13,627	0.49	2,079	1,186	0.04
Write-off/amortization expense of USF Red Star intangible assets	944	602	0.02	575	328	0.01
Information technology write-down	5,980	3,815	0.14	--	--	--
Retirement costs for former CEO	--	--	--	2,100	1,200	0.04
Receivables write-off related to USF Logistics' customer	--	--	--	--	--	--

Total non-comparable items	28,283	18,044	0.65	4,754	2,714	0.10

Income from continuing operations excluding non-comparable items and cumulative effect of accounting change	$25,361	$16,027	$0.58	$18,964	$10,828	$0.40

Average shares outstanding - Diluted			27,730			27,236

	Year-to-Date Ended July 3, 2004			Year-to-Date Ended July 5, 2003
	Pre-tax	After-tax	EPS	Pre-tax	After-tax	EPS
Income from continuing operations before
cumulative effect of accounting change - Per GAAP	$9,138	$5,099	$0.18	$21,526	$12,354	$0.45

Non-comparable items:
USF Red Star operating losses and shutdown costs	23,593	15,052	0.54	7,373	4,232	0.16
Write-off/amortization expense of USF Red Star intangible assets	1,903	1,214	0.04	834	479	0.02
Information technology write-down	5,980	3,815	0.14	--	--	--
Retirement costs for former CEO	--	--	--	2,100	1,205	0.04
Receivables write-off related to USF Logistics' customer	--	--	--	2,000	1,148	0.04

Total non-comparable items	31,476	20,081	0.72	12,307	7,064	0.26

Income from continuing operations excluding non-comparable items and cumulative effect of accounting change	$40,614	$25,180	$0.90	$33.833	$19,418	$0.71

Average shares outstanding - Diluted			27,824			27,168

Excluding non-comparable items, our income from continuing operations increased $5,199 or 48% in the 2004 second quarter compared to the 2003 second quarter, and increased $5,762 or 29.7% for the year-to-date period ended July 3, 2004 compared to the year-to-date period ended July 5, 2003.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

RESULTS OF OPERATIONS

LTL Trucking

Our revenue, income from operations, and operating ratios for our LTL segment for the quarters and year-to-date periods ended July 3, 2004 and July 5, 2003 were as follows:

	Quarter Ended		Year-to-Date
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003
Total revenue	$518,191	$472,472	$1,037,888	$961,335
Income from operations	15,755	25,300	39,793	42,112
Operating Ratio	97.0%	94.6%	96.2%	95.6%

Our LTL segment includes our LTL operating companies, each of which generates revenue from LTL and TL shipments. Revenue from LTL shipments represents over 90% of the revenue in the LTL segment. LTL statistics presented in the table below exclude TL shipments.

	LTL Statistics
Quarter Ended	Revenue (thousands)	Tons (thousands)	Shipments (thousands)	Revenue per Shipment	Revenue per Hundred- weight	Weight per Shipment (pounds)	Length of Haul (miles)
July 3, 2004	$482,631	2,146.6	3,640.5	$132.57	$11.24	1,179	508
July 5, 2003	448,128	1,983.4	3,510.4	127.66	11.30	1,130	492

Year-to-Date Ended

July 3, 2004	$972,486	4,340.9	7,394.2	$131.52	$11.20	1,174	502
July 5, 2003	914,761	4,053.4	7,160.2	127.75	11.28	1,132	490

In the 2004 second quarter our LTL segment’s total revenue increased from the 2003 second quarter by 9.7% and income from operations decreased by 37.7%. The following provides an understanding of the factors that impacted our operating results in the 2004 second quarter compared to the 2003 second quarter:

•	On May 23, 2004 we announced the closure of our USF Red Star operations in the Northeast and incurred $21,359 in pre-tax operating losses and shutdown costs which were reported in the LTL segment. Included in these costs was $5,007 for severance, $1,348 for operating lease and property tax obligations at terminals which are no longer in use, $3,694 for write-offs of various assets that do not have any value as a result of the closure and an increase in allowance for uncollectible accounts, and $6,672 for additional insurance accruals and shutdown staffing costs. The closure of USF Red Star negatively impacted the LTL segment’s statistics and operating results for 2004.

•	LTL segment total revenue increased 9.7%. Excluding USF Red Star, total revenue increased 17.4% due to the continued growth of USF PremierPlus® inter-regional service and generally favorable economic conditions for LTL trucking.

•	Income from operations decreased 37.7% and our operating ratio increased from 94.6 to 97.0. Excluding USF Red Star, income from operations increased 35.6% and our operating ratio improved 100 basis points due to the strong revenue growth in the quarter and cost-savings related to our “best practices” initiatives.

•	USF PremierPlus® revenue increased 15.5% to $66,488 as a result of our marketing and service efforts in inter-regional transport. Excluding USF Red Star, USF PremierPlus®revenue increased approximately 29%.

•	LTL tonnage increased 8.2% on strong revenue growth. Excluding USF Red Star, tonnage increased approximately 14%.

•	Revenue per hundredweight decreased by 0.5% as a result of a 4.4% increase in average shipment weight of 49 pounds, and the loss of USF Red Star inbound and outbound USF PremierPlus® business, which was generally higher yielding freight.

Total revenue and income from operations for our LTL segment, excluding USF Red Star, increased 12.6% and 28.1%, respectively, in the year-to-date period ended July 3, 2004 compared to the year-to-date period ended July 5, 2003.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

TL Trucking

	Quarter Ended		Year-to-Date
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003
Revenue	$32,479	$31,244	$66,753	$62,994
Income from operations	607	962	1,419	1,485
Operating Ratio	98.1%	96.9%	97.9%	97.6%

The following provides an understanding of the factors that impacted our operating results in the 2004 second quarter compared to the 2003 second quarter:

•	Revenue increased 4% but growth was limited by a shortage of drivers resulting in underutilized trucks. The empty truck percentage in the 2004 second quarter was approximately 10% limiting revenue growth.

•	Revenue per loaded mile, excluding fuel surcharges, increased 2.8% as a result of the improving economy, additional accessorial billings and rate increases with selected customers.

•	Operating profits were negatively affected by increased fuel and self-insurance costs as well as driver shortages. These additional costs were partially offset by a reduction in empty miles.

Revenue for our TL segment increased $1,235 in the year-to-date period ended July 3, 2004 compared to the year-to-date period ended July 5, 2003. The acquisition of System 81 Express, Inc. in February 2003 accounted for $900 of the increase in revenue in 2004.

Logistics

	Quarter Ended		Year-to-Date
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003
Revenue	$64,535	$65,738	$130,972	$141,413
Income from operations	1,827	1,785	3,457	2,338
Operating Ratio	97.2%	97.3%	97.4%	98.3%

The following provides an understanding of the factors that impacted our operating results in the 2004 second quarter compared to the 2003 second quarter:

•	Revenue decreased $1,203 or 1.8% as USF Logistics continues to rebuild its book of business after the bankruptcy of a major customer in the first quarter of 2003. This decrease was partially offset through increased revenue of $3,500 with existing customers as well as new customers in our transportation management, ocean freight forwarding and Canadian operations.

The 2003 first quarter included a receivables write-off of $2,000 related to the major customer’s bankruptcy. Adjusted for the receivables write-off, income from operations in the year-to-date period ended July 3, 2004 was $881 lower than the year-to-date period ended July 5, 2003 primarily due to the reduction in revenue during the first quarter 2004.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

Corporate and Other

	Quarter Ended		Year-to-Date
	July 3, 2004	July 5, 2003	July 3, 2004	July 5, 2003
Corporate & Other	$(15,971)	$(8,682)	$(25,363)	$(13,918)

The following provides an understanding of the factors that impacted our operating results in the 2004 second quarter compared to the 2003 second quarter:

•	We recorded an impairment charge of $5,980 for an LTL information technology project that was abandoned as a result of software stability and performance issues. As a result of these software issues, we decided to discontinue the project during the quarter.

•	Intangible assets of $805 related to the acquisition of Plymouth Rock Transportation Corporation were written-off due to the closure of USF Red Star.

•	Depreciation expense increased by $964 as a result of capital expenditures made on information technology projects in prior years that are now being depreciated.

•	The remainder of the increase in expense is primarily the result of consulting fees that were incurred in the 2004 second quarter related to several of our revenue enhancement and “best practices” initiatives, and additional employee costs that were incurred related to management additions at the corporate office.

•	The 2003 second quarter included $2,100 in retirement related costs for a former CEO.

Non-operating Income and Expense

Interest expense principally includes interest on our guaranteed unsecured notes of $250,000. We had cash invested in interest bearing instruments during the second quarters of 2004 and 2003. At the end of the second quarters of 2004 and 2003, we had cash and cash equivalents of $143,963 and $57,451, respectively.

Outlook—Unknown Trends or Uncertainties

We expect improvement in our operating results in 2004 as a result of an improved economy and our strategic initiatives. We believe our 2004 initiatives will provide increased revenue opportunities and generate cost savings through operational efficiencies. We believe achieving improved operating results are dependent on us executing our strategic initiatives, the level of competition, and the extent of the improvement in the US economy. We currently estimate that our full year earnings per share, excluding the effects of USF Red Star , both current and ongoing and the information technology write-down, will be in the $1.95 — $2.15 range.

We have been subject to organization efforts by the International Brotherhood of Teamsters. We understand there will be union issues over time. We will deal with these organization efforts appropriately, but ultimately we cannot predict the outcome of these activities.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

LIQUIDITY AND CAPITAL RESOURCES

The following is a table of our contractual obligations and other commercial commitments as of July 3, 2004:

	Payments & Commitments by Period
	Total	Through December, 31 2004	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Long-Term Debt	$250,117	$62	$55	$-	$250,000
Operating Leases	56,758	12,937	29,439	9,409	4,973

Total Contractual Obligations	$306,875	$12,999	$29,494	$9,409	$254,973

Other Commitments
Mexico Loan (1)	$1,692	$1,692	$-	$-	$-
Purchase Commitments (2)	67,849	67,440	409	-	-

Total Commitments	$69,541	$69,132	$409	$-	$-

(1)     As of July 3, 2004, we invested $8,308 in the form of a loan, which can be increased to $10,000. (2) At July 3, 2004 our capital purchase commitments included $1,500 for land and improvements, $64,420 for revenue equipment and $641 for information technology related projects.

We believe that projected cash flows from operating activities, cash on hand and funding from our committed credit facilities will be adequate to finance our anticipated cash needs for 2004.

Sources and Uses of Cash

Cash increased by $22,304 in the year-to-date period ended July 3, 2004 to $143,963 compared to an increase of $3,293in the year-to-date period ended July 5, 2003 to $57,451.

Operations

Our primary sources and uses of cash result from the realization of trade accounts receivable and settlement of payroll, trade accounts payable, and operating accruals including insurance and claims as part of our ongoing operating activities. As a result of the shutdown of USF Red Star, we are subject to withdrawal payments for up to 13 multi-employer pension plans. These potential withdrawal payments and USF Red Star shutdown costs may reduce our cash position as payments are made. However, we do not believe the closure of USF Red Star materially changes the underlying drivers of our operating cash flows. We believe that cash generated from our core operations and cash on hand will be sufficient to fund our operations and any potential liabilities resulting from the closure of USF Red Star.

Net cash provided by operating activities decreased $5,372 in the year-to-date period ended July 3, 2004 compared to the year-to-date period ended July 5, 2003. This was primarily due to a decrease in net income and an increase in trade receivables.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

Investing

We maintain an appropriate level of tractors and trailers to ensure the effectiveness of our operations. Purchases of tractors and trailers have been, and are expected to be, our most significant type of capital expenditure. These purchases can be deferred or accelerated in order for us to respond to changes in economic conditions and the market for these assets. Purchases of tractors and trailers were $31,297 and $23,712, and total capital expenditures were $57,524 and $69,409 during the first half of 2004 and 2003, respectively. Purchases of land and buildings in the first half of 2004 were $11,299 compared to $18,967 in the first half of 2003.

In the 2004 second quarter, we increased our loan related to our Mexican joint venture by $2,443 to $8,308.

Financing

We have a $200,000 committed credit facility that expires in October 2005. The facility allows up to $125,000 for standby letters of credit to cover our self-insurance programs and other miscellaneous letter of credit requirements. In addition to our committed credit facility, we maintain an uncommitted line of credit, which provides $10,000 of short-term funds. At July 3, 2004, we had no borrowings under these facilities and had $100,634 of outstanding standby letters of credit under the revolving credit facility.

Our external debt financing arrangements are discussed in Note 4 to the Condensed Consolidated Financial Statements.

Debt Instruments, Guarantees, and Related Covenants

Our financing arrangements include covenants that require us to comply with certain financial ratios including net worth and funded debt to adjusted cash flows. We are in compliance with these covenants and do not believe these covenants would restrict us from securing additional financing, if necessary.

Dividends

Our quarterly dividend rate is .0933 per share. During the 2004 second quarter, we paid cash dividends totaling $2,584.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes. Our exposure to changes in interest rates is limited to our short-term investments and borrowings under a line of credit agreement, which has variable interest rates tied to LIBOR. There have been no borrowings under this agreement in the current year-to-date period nor during 2003. In addition, we have $150,000 of unsecured notes with an 8 1/2% fixed annual interest rate and $100,000 of unsecured notes with a 6 1/2% fixed annual interest rate. We have no hedging instruments. At July 3, 2004, we had approximately $131,500 in short-term investments.

We have a $200,000 credit facility with a group of banks that will expire in October 2005. This facility is for working capital, general corporate funding needs, and up to $125,000 for letters of credit issued under our self-insurance program. As of July 3, 2004 we had no borrowings drawn under the facility and $100,634 in issued letters of credit.

The facility bears interest at LIBOR, plus a margin depending on our debt rating. In addition, there are other fees associated with the facility and certain financial covenants including minimum net worth and maximum funded debt to adjusted cash flow.

Item 4. Controls and Procedures

In order to ensure that information for disclosure in our filings of periodic reports with the Securities and Exchange Commission is identified, recorded, processed, summarized, and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, Richard P. DiStasio, and our Chief Financial Officer, Thomas E. Bergmann, have reviewed and evaluated our disclosure controls and procedures as of August 3, 2004, and have concluded that our disclosure controls and procedures were adequate as of that date.

There were no changes in our internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our current year’s second quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On December 23, 2003, Idealease Services, Inc. (“Idealease”) filed a complaint against USF Logistics, in the Circuit Court of Cook County in Chicago, Illinois. Idealease is asking the court to require USF Logistics to specifically perform an alleged contractual obligation to buy back from Idealease a fleet of vehicles it claims is valued at approximately $14,500 or to pay Idealease that amount. Idealease also contends that USF Logistics is liable for $557 in lease payments and that certain riders to a lease agreement are invalid due to a lack of consideration. USF Logistics denies the material allegations in the Idealease complaint and plans to vigorously contest the lawsuit in court.

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

Item 2. Changes in Securities and Use of Proceeds.

      N/A

Item 3. Defaults Upon Senior Securities.

      N/A

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	On May 4, 2004, the annual meeting of stockholders of USF Corporation was held pursuant to notice. A total of 26,173,835 of the Company's shares were present or represented by proxy at the meeting. This represented more than 94% of the Company's shares outstanding.

(b)	Neil A. Springer and Richard P. DiStasio were elected directors at the meeting. The following directors’ term of office continued after the meeting:

Morley Koffman	Anthony J. Paoni
Stephen W. Lilienthal	Paul J. Liska

(c)	(1) Election of Directors

	VOTES FOR	VOTES WITHHELD
Neil A. Springer	25,318,983	896,952
Richard P. DiStasio	25,322,664	883,271

(d)	N/A

Item 5. Other Information.

      N/A

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

1.	Exhibit 31.1-Section 302 Certification of Chief Executive Officer.

2.	Exhibit 31.2-Section 302 Certification of Chief Financial Officer.

3.	Exhibit 32.1-Statement of Chief Executive Officer Pursuant to Section 1350(a) of Title 18, United States Code (furnished not filed with this Quarterly Report on Form 10-Q).

4.	Exhibit 32.2-Statement of Chief Financial Officer Pursuant to Section 1350(a) of Title 18, United States Code (furnished not filed with this Quarterly Report on Form 10-Q).

(b)	Current Reports on Form 8-K were filed:

1.	A Current Report on Form 8-K was filed on May 5, 2004 announcing the election of Richard P. DiStasio, the Company’s President and Chief Executive Officer, to the position of Chairman of the Board.

2.	A Current Report on Form 8-K was filed on May 21, 2004 announcing USF Red Star Inc.‘s filing of a petition with the National Labor Relations Board in response to a job action by the International Brotherhood of Teamsters which resulted in a work stoppage at all of USF Red Star’s facilities.

3.	A Current Report on Form 8-K was filed on May 23, 2004, announcing USF Corporation’s decision to shut down its USF Red Star Inc. subsidiary effective immediately.

4.	A Current Report on Form 8-K was filed on May 25, 2004 announcing disclosures that were made by the company during a conference call on May 24, 2004.

5.	A Current Report on Form 8-K was filed on June 23, 2004 announcing USF Holland Inc.‘s expansion operations in the Northeast into a large portion of the service area vacated by the closure of USF Red Star Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated August 3, 2004.

USF CORPORATION
By:	/s/ Thomas E. Bergmann Thomas E. Bergmann Senior Vice President, Finance and Chief Financial Officer

By:	/s/ James T. Castro James T. Castro Vice President, Controller and Principal Accounting Officer

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

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 3, 2004

By:	/s/ Richard P. DiStasio Richard P. DiStasio President & Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

I, Thomas E. Bergmann, certify that:

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

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 3, 2004

By:	/s/ Thomas E. Bergmann Thomas E. Bergmann Senior Vice President, Finance and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF PRESIDENT & CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350(a)

In connection with the accompanying Quarterly Report on Form 10-Q of USF Corporation for the quarter ended July 3, 2004, I, Richard P. DiStasio, President & Chief Executive Officer of USF Corporation, hereby certify pursuant to 18 U.S.C. Section 1350(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1)	such Quarterly Report on Form l0-Q for the quarter ended July 3, 2004, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in such Quarterly Report on Form 10-Q for the quarter ended July 3, 2004, fairly presents, in all material respects, the financial condition and results of operations of USF Corporation.

A signed original of this written statement required by Section 906 has been provided to USF Corporation and will be retained by USF Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

By:	/s/ Richard P. DiStasio Richard P. DiStasio President & Chief Executive Officer

Date: August 3, 2004

EXHIBIT 32.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350(a)

In connection with the accompanying Quarterly Report on Form 10-Q of USF Corporation for the quarter ended July 3, 2004, I, Thomas E. Bergmann, Senior Vice President, Finance and Chief Financial Officer of USF Corporation, hereby certify pursuant to 18 U.S.C. Section 1350(a), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1)	such Quarterly Report on Form l0-Q for the quarter ended July 3, 2004, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in such Quarterly Report on Form 10-Q for the quarter ended July 3, 2004, fairly presents, in all material respects, the financial condition and results of operations of USF Corporation.

A signed original of this written statement required by Section 906 has been provided to USF Corporation and will be retained by USF Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

By:	/s/ Thomas E. Bergmann Thomas E. Bergmann Senior Vice President, Finance and Chief Financial Officer

Date: August 3, 2004