Form 10-Q
period 2004-10-02
USF CORP
filed 2004-11-08
CIK 881791

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

■	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 2004 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0-19791

USF CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	36-3790696 (IRS Employer Identification No.)

8550 W. Bryn Mawr Avenue, Suite 700 Chicago, Illinois (Address of principal executive offices)	60631 (Zip Code)

Registrant’s telephone number
including area code: (773) 824-1000

N/A
(Former name or former address, if changed since the last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ■ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 28, 2004, 27,971,576 shares of common stock were outstanding.

PART I: FINANCIAL INFORMATION

Item 1.

Financial Statements

USF Corporation

Condensed Consolidated Balance Sheets
Unaudited (Dollars in Thousands)

	As of
	October 2,	December 31,
	2004	2003
Assets
Current assets:
Cash	$134,321	$121,659
Accounts receivable, net	307,394	271,849
Operating supplies and prepaid expenses	32,544	32,014
Deferred income taxes	32,080	33,717

Total current assets	506,339	459,239
Property and equipment, net	772,172	753,902
Goodwill	100,813	100,813
Other assets	44,658	44,134

Total Assets	$1,423,982	$1,358,088

Liabilities and Stockholders’ Equity
Current liabilities:
Current debt	$63	$60
Accounts payable	62,057	57,286
Accrued salaries, wages and benefits	98,005	93,002
Accrued claims and other	126,322	102,119

Total current liabilities	286,447	252,467
Long-term liabilities
Notes payable and long-term debt	250,039	250,087
Accrued claims and other	108,033	95,084
Deferred income taxes	90,800	95,661

Total Liabilities	735,319	693,299
Commitments and contingencies (Note 8)

Total stockholders’ equity	688,663	664,789

Total Liabilities and Stockholders’ Equity	$1,423,982	$1,358,088

See accompanying Notes to Condensed Consolidated Financial Statements.

USF Corporation

Condensed Consolidated Statements of Operations
Unaudited (Dollars in Thousands, Except Share and Per Share Amounts)

	Quarter Ended		Year-to-Date
	October 2,	October 4,	October 2,	October 4,
	2004	2003	2004	2003
Revenue:
LTL Trucking	$484,170	$486,449	$1,522,058	$1,447,784
TL Trucking	33,637	33,669	100,390	96,663
Logistics	67,017	67,734	197,989	209,147
Intercompany eliminations	(2,745)	(3,147)	(9,731)	(8,102)

	582,079	584,705	1,810,706	1,745,492

Operating expenses:
LTL Trucking	453,832	456,136	1,451,927	1,375,359
TL Trucking	32,811	31,893	98,145	93,402
Logistics	64,710	64,807	192,225	203,882
Corporate and Other	7,733	6,630	33,096	20,548
Intercompany eliminations	(2,745)	(3,147)	(9,731)	(8,102)

Total operating expenses	556,341	556,319	1,765,662	1,685,089

Income from operations	25,738	28,386	45,044	60,403

Non-operating income/(expense):
Interest expense	(5,241)	(5,175)	(15,667)	(15,658)
Interest income	959	221	2,170	639
Other, net	(412)	(506)	(1,365)	(932)

Net non-operating expense	(4,694)	(5,460)	(14,862)	(15,951)

Income from continuing operations before income taxes and cumulative effect of accounting change	21,044	22,926	30,182	44,452
Income tax expense	(8,976)	(9,835)	(13,015)	(19,007)

Income from continuing operations before cumulative effect of accounting change	12,068	13,091	17,167	25,445
Loss from discontinued operations, net of tax benefits of $96 and $130, respectively	—	(130)	—	(175)

Income before cumulative effect of accounting change	12,068	12,961	17,167	25,270
Cumulative effect of change in accounting for revenue recognition, net of tax benefits of $1,064		—	—	(1,467)

Net income	$12,068	$12,961	$17,167	$23,803

Income per share from continuing operations:
Basic	$0.43	$0.48	$0.62	$0.94
Diluted	0.43	0.48	0.62	0.93
Loss per share — discontinued operations:
Basic	—	(0.01)	—	(0.01)
Diluted	—	(0.01)	—	(0.01)
Loss per share — cumulative effect of accounting change:
Basic	—	—	—	(0.05)
Diluted	—	—	—	(0.05)
Net income per share — basic	0.43	0.47	0.62	0.88
Net income per share — diluted	0.43	0.47	0.62	0.87

Average shares outstanding — basic	27,862,646	27,300,493	27,721,038	27,135,187
Average shares outstanding — diluted	28,059,373	27,444,809	27,904,170	27,260,348

See accompanying Notes to Condensed Consolidated Financial Statements.

USF Corporation

Condensed Consolidated Statements of Cash Flows
Unaudited (Dollars in Thousands)

	Year-to-date
	October 2,	October 4,
	2004	2003
Cash flows from operating activities:
Net income	$17,167	$23,803
Net loss from discontinued operations	—	175

Income from continuing operations after cumulative effect of accounting change	17,167	23,978
Adjustments to reconcile net income from continuing operations after accounting change to net cash provided by operating activities:
Depreciation of property and equipment	77,913	76,658
Cumulative effect of accounting change net of tax	—	1,467
Amortization of intangible assets	2,001	1,568
Deferred taxes	(3,224)	13,458
Loss/(gains) on sale of property and equipment	3,066	(3,284)
Increase in other items affecting cash from operating activities	12,005	14,365

Net cash provided by operating activities	108,928	128,210

Cash flows from investing activities:
Acquisitions		(4,883)
Mexico loan	(3,495)	—
Capital expenditures	(112,707)	(98,929)
Proceeds from sale of property and equipment	13,458	8,925

Net cash used in investing activities	(102,744)	(94,887)

Cash flows from financing activities:
Dividends paid	(7,735)	(10,135)
Employee and director stock transactions	14,258	11,503
Repurchase of common stock	—	(336)
Net change in short-term bank debt	3	(1,911)
Payments on long-term bank debt	(48)	(3,217)

Net cash provided by/(used in) financing activities	6,478	(4,096)

Net increase in cash	12,662	29,227
Cash at beginning of period	121,659	54,158

Cash at end of period	$134,321	$83,385

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,756	$9,940
Income taxes	5,025	5,291
Non-cash transactions: debt assumed in connection with acquisition	—	2,794

See accompanying Notes to Condensed Consolidated Financial Statements.

USF Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity
Unaudited (Dollars in Thousands)

	Year-to-Date
	October 2,	October 4,
	2004	2003
Balance as of December 31, 2003 and 2002, respectively	$664,789	$619,131

Net income	17,167	23,803
Foreign currency translation adjustments	231	—

Comprehensive income	17,398	23,803
Employee and director stock transactions	14,258	11,503
Repurchase of common stock		(336)
Dividends declared	(7,782)	(7,616)

Balance as of October 2, 2004 and October 4, 2003, respectively	$688,663	$646,485

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to fairly present our consolidated financial position as of October 2, 2004, the consolidated results of our operations for both the quarters and year-to-date periods ended October 2, 2004 and October 4, 2003, and our consolidated cash flows for the year-to-date periods ended October 2, 2004 and October 4, 2003. Operating results for the year-to-date period ended October 2, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

We report on a calendar year basis. Our quarters consist of thirteen weeks that end on a Saturday either before or after the end of March, June and September.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. Restructuring and Impairment Charges

In the 2004 second quarter we shut down USF Red Star, our former Northeast carrier. Subsequent to the closure of USF Red Star, we announced plans to expand USF Holland’s operations into the Northeast. As a result of USF Holland’s expansion and following the guidance of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, the results of USF Red Star are reported in continuing operations in the LTL Trucking Revenue and Operating Expenses lines in our financial statements.

Our 2004 third quarter financial statements include operating losses and shutdown costs for USF Red Star of $7,789 of which $5,478 represent operating losses primarily for salaries and benefits for our employees assisting in the wind-down of operations, legal fees, and other miscellaneous expenses. The remaining $2,311 represent costs associated with exit and disposal activities per Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Due to the shutdown of USF Red Star, we are subject to withdrawal liability for up to 13 multi-employer pension plans. Of the $2,311, $2,155 relates to payments made under the Multi-Employer Pension Plan Amendment Act of 1980 (“MEPPA”). While we cannot estimate the ultimate liability, these payments were required to be made under MEPPA. Although, we are entitled to review and contest liability assessments provided by various funds as well as determine the mitigating effect of USF Holland’s expansion into certain of the geographic areas previously covered by USF Red Star. Refer to Note 8 for more information.

Our financial statements for the year-to-date period ended October 2, 2004 include operating losses and shutdown costs for USF Red Star of $31,382 of which $12,360 represent costs associated with exit and disposal activities per SFAS No. 146. Of the remaining $19,022, $2,961 represents operating losses incurred prior to the shutdown and $16,061 represent operating losses subsequent to the shutdown. Operating losses incurred subsequent to the shutdown were primarily for salaries and benefits for our employees assisting in the wind-down of operations, legal fees, and other miscellaneous expenses.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

USF Red Star shutdown costs and operating losses are presented below:

		Quarter Ended		Year-to-Date
	April 3, 2004	July 3, 2004	October 2, 2004	October 2, 2004
Shutdown costs:
Employee severance	$—	$5,007	$222	$5,229
Write-off of assets and increase /(decrease) in allowance for uncollectible accounts	—	3,694	(66)	3,628
Operating leases and property taxes	—	1,348		1,348
MEPPA payments	—	—	2,155	2,155

	—	10,049	2,311	12,360
Operating losses:
Prior to shutdown	2,234	727	—	2,961
After shutdown	—	10,583	5,478	16,061

	2,234	11,310	5,478	19,022

Total shutdown costs and operating losses	$2,234	$21,359	$7,789	$31,382

The following is a summary of the accruals recorded on the balance sheet for lease obligations and severance costs related to the shutdown of USF Red Star:

	Lease Obligations	Severance Costs	Total
Balance at December 31, 2003	$—	$—	$—
Charges	1,348	5,229	6,577
Payments	(265)	(3,857)	(4,122)
Balance at October 2, 2004	$1,083	$1,372	$2,455

During the 2004 second quarter, we abandoned an LTL information technology project because of software stability and performance issues realized at the conclusion of pilot tests in the 2004 second quarter. As a result, we recorded an impairment charge of $5,980 in the Corporate and Other Operating Expenses line in our financial statements to write the asset down to zero.

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

The following table presents information necessary to calculate basic and diluted earnings per share:

	Quarter Ended		Year-to-Date
	October 2,	October 4,	October 2,	October 4,
	2004	2003	2004	2003
Weighted-average shares outstanding — basic	27,862,646	27,300,493	27,721,038	27,135,187
Common stock equivalents	196,727	144,316	183,132	125,161

Weighted-average shares and equivalents — diluted	28,059,373	27,444,809	27,904,170	27,260,348

Anti-dilutive unexercised stock options excluded from calculations	357,334	1,424,800	694,734	1,424,800

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

We have a $200,000 credit facility with a group of banks that will expire in October 2005. This facility is for working capital, general corporate funding needs, and up to $125,000 for letters of credit under our self-insurance program. As of October 2, 2004 we had no borrowings drawn under the facility and $108,798 in issued letters of credit.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

5. Goodwill and Other Intangible Assets

The changes in carrying amounts of goodwill by segment for the year-to-date period ended October 2, 2004 were as follows:

	LTL	TL	Logistics	Total
Balance as of December 31, 2003	$57,273	$10,878	$32,662	$100,813
Additions/(write-downs)	—	—	—	—
Balance as of October 2, 2004	$57,273	$10,878	$32,662	$100,813

Intangible assets subject to amortization consist of the following:

		As of		As of
		October 2, 2004		December 31, 2003
		Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	Life (Yrs)	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists	5	$270	$(149)	$9,444	$(7,411)
Non-competes	5	191	(63)	5,347	(5,184)

Total		$461	$(212)	$14,791	$(12,595)

Due to the closure of USF Red Star, the gross carrying amount and accumulated amortization of USF Red Star intangible assets, which net to zero, have been removed from the 2004 financial statements.

Aggregate amortization expense for the quarters ended October 2, 2004, and October 4, 2003 was $32 and $673, respectively, and for the year-to-date periods ended October 2, 2004 and October 4, 2003 was $2,001 and $1,568, respectively. The 2004 second quarter included an $805 write-off of intangible assets due to the closure of USF Red Star.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year
2004	$2,033
2005	128
2006	89

Total	$2,250

The $2,033 amortization expense for 2004 includes an $805 write-off of intangible assets due to the USF Red Star shutdown, as well as $1,098 in amortization expense for USF Red Star intangible assets prior to the shutdown.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

6. Segment Reporting

	Quarter Ended		Year-to-Date
	October 2,	October 4,	October 2,	October 4,
	2004	2003	2004	2003
Revenue
LTL Trucking	$484,170	$486,449	$1,522,058	$1,447,784
TL Trucking	33,637	33,669	100,390	96,663
Logistics	67,017	67,734	197,989	209,147
Intercompany eliminations	(2,745)	(3,147)	(9,731)	(8,102)

Total Revenue from Continuing Operations	$582,079	$584,705	$1,810,706	$1,745,492

Income From Operations
LTL Trucking	$30,338	$30,313	$70,131	$72,425
TL Trucking	826	1,776	2,245	3,261
Logistics	2,307	2,927	5,764	5,265
Corporate and Other	(7,733)	(6,630)	(33,096)	(20,548)
Income from operations	25,738	28,386	45,044	60,403
Net non-operating expense	(4,694)	(5,460)	(14,862)	(15,951)

Income from continuing operations before income taxes and cumulative effect of accounting change	$21,044	$22,926	$30,182	$44,452

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

	Quarter Ended		Year-to-Date
	October 2,	October 4,	October 2,	October 4,
	2004	2003	2004	2003
Net income — as reported	$12,068	$12,961	$17,167	$23,803
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(722)	(1,351)	(2,563)	(3,771)

Net income — pro forma	11,346	11,610	14,604	20,032
Basic earnings per share — as reported	0.43	0.47	0.62	0.88
Basic earnings per share — pro forma	0.41	0.43	0.53	0.74
Diluted earnings per share — as reported	0.43	0.47	0.62	0.87
Diluted earnings per share — pro forma	0.41	0.42	0.52	0.73

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

Due to the shutdown of USF Red Star, it is probable that we will be subject to withdrawal payments for up to 13 multi-employer pension plans. We continue to gather information to determine the extent of such withdrawal liability from each of the plans. Given the lack of current information, complexity of the calculations and the expected mitigation relative to the USF Holland expansion, the final withdrawal liability, which may be material to our financial position, cannot currently be estimated, and therefore we have not accrued any costs. We believe the process to determine withdrawal liability will likely take at least several months, but it could extend to a year or more for the following reasons: the time it will take to obtain information from the pension plans and analyze such information, substantial negotiations with these pension plans over withdrawal liability and any potential arbitration of the issues, other legal proceedings, and the unknown mitigating effect of the USF Holland expansion. In the 2004 third quarter $2,155 in payments were made under MEPPA. While we cannot estimate the ultimate liability, these payments were required to be made under MEPPA. Although, we are entitled to review and contest liability assessments provided by various funds as well as determine the mitigating effect of USF Holland’s expansion into certain of the geographic areas previously covered by USF Red Star.

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

USF Corporation and/or USF Red Star, Inc. are currently named in three class action lawsuits; Anderson et. al. v. USF Corporation and USF Red Star Inc., (filed in the United States District Court for the Eastern District of Pennsylvania on August 12, 2004); Taylor et. al. v. USF Corporation and USF Red Star Inc., (filed in United States District Court for the Eastern District of Pennsylvania on August 19, 2004) and Shaun B. Cashman, Commissioner of the State of Connecticut, Department of Labor v. USF Corporation, (filed in United States District Court for the District of Connecticut on August 31, 2004). All three lawsuits allege violations of the federal Worker Adjustment and Retraining Notification Act (“WARN”). All plaintiffs are seeking sixty (60) days of back pay and benefits with prejudgment interest to each affected employee of USF Red Star Inc.

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

	As of	As of
	October 2, 2004	December 31, 2003
Current	$61,680	$52,772
Long-term	91,034	80,707

Total	$152,714	$133,479

We believe the outcome of these matters is not expected to have any material adverse effect on our consolidated financial position or results of our operations, and have been adequately provided for in our financial statements.

We use underground storage tanks at certain terminal facilities and maintain a comprehensive policy of testing, upgrading, replacing or eliminating these tanks to protect the environment and comply with various Federal and state laws. We take prompt remedial action whenever any contamination is detected. When we can reasonably estimate liabilities associated with environmental matters, we record the necessary accrual. As of October 2, 2004 there were no material liabilities recorded.

9. Acquisition

In February 2003, we acquired the stock of System 81 Express, Inc. (“System 81”), a truckload carrier based in Tennessee that owned or operated approximately 140 tractors and 260 trailers, for approximately $1,900 in cash and $2,800 in assumed debt. In addition, contingent payments totaling $314 were subsequently made to the former owners of System 81. Goodwill and other intangible assets of $304 and $461, respectively, were recorded under the acquisition. The acquisition of System 81 contributed approximately $900 more to revenue in the year-to-date period ending October 2, 2004 than the acquisition contributed to revenue in the year-to-date period ended October 4, 2003.

10. Subsequent Event

On November 2, 2004, our board of directors reached an agreement with our Chairman, President and Chief Executive Officer, Richard P. DiStasio, regarding his employment with the Company. Both parties mutually agreed to terminate the employment relationship between Mr. DiStasio and USF Corporation. This also includes Mr. DiStasio’s resignation from the board of directors. The board appointed Paul Liska as Executive Chairman and Thomas E. Bergmann, formerly Executive Vice President, as interim Chief Executive Officer. Under the terms of his termination agreement of November 2, 2004, Mr. DiStasio is entitled to certain benefits that will result approximately in an $1,500 pre-tax charge in the 2004 fourth quarter.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

We reported income from continuing operations of $12,068, or $.43 per diluted share, for the third quarter ended October 2, 2004. This compares to income from continuing operations of $13,091, or $.48 diluted earnings per share, for the prior year period. USF Red Star, whose closure was announced on May 23, 2004, incurred shutdown costs and operating losses during the 2004 third quarter of $7,789, or ($.18) per diluted share.

Revenue in the LTL Trucking segment for the 2004 third quarter was $484,170, compared to $486,449 in the prior year period. USF Red Star revenue for the 2003 third quarter was $57,693. During the 2004 third quarter, we participated in a continued strong freight environment, and the Northeast market was re-established as part of our national LTL service area. USF Holland expanded its brand into the Northeast by opening eight terminals in early September, providing our customers with high-quality LTL service.

Our TL Trucking segment revenue for the 2004 third quarter was $33,637 compared to $33,669 in the prior year period, and income from operations was $826 compared to $1,776 in the prior year period. However both revenue and income from operations were up sharply from the 2004 second quarter, as new management continues to implement operational initiatives.

Revenue in the Logistics segment for the 2004 third quarter was $67,017 compared to $67,734 in the prior year period, and income from operations was $2,307 compared to $2,927 in the prior year. As with the TL Trucking segment, operational initiatives are underway in the Logistics segment and we are encouraged by the business development activities that management is taking.

We continue to focus on improving our revenue growth and operating profit through our Team One initiatives throughout the organization, and remain committed to the roadmap established when we publicly communicated our strategic plan on July 28, 2004. We are within the first year of our five year plan and are confident that we are establishing the groundwork which will lead to enhanced revenue and profitability in the future and an organization increasingly focused on meeting or exceeding our customer needs.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

CONSOLIDATED RESULTS

Our revenue and net income for the quarters and year-to-date periods ended October 2, 2004 and October 4, 2003 were as follows:

	Quarter Ended		Year-to-Date
	October 2,	October 4,	October 2,	October 4,
	2004	2003	2004	2003
Revenue	$582,079	$584,705	$1,810,706	$1,745,492
Net Income	12,068	12,961	17,167	23,803

Our 2004 third quarter revenue decreased 0.4% from the 2003 third quarter primarily due to the shutdown of USF Red Star in the 2004 second quarter. USF Red Star’s revenue for the 2003 third quarter was $57,693. The 2004 third quarter contains 63 working days compared to 64 working days in 2003.

Our 2004 third quarter resulted in net income of $12,068 and was negatively impacted by the shutdown of USF Red Star. The net income for the 2004 third quarter includes USF Red Star after-tax operating losses and shutdown costs of $4,969, which included $1,375 in payments made under the Multi-Employer Pension Plan Amendment Act of 1980 (“MEPPA”) . Our net income for the 2003 third quarter included USF Red Star after-tax operating losses of $581 and after-tax amortization expense of USF Red Star intangible assets of $369.

Our net income for the year-to-date period ended October 2, 2004 included USF Red Star after-tax operating losses and shutdown costs of $20,022, after-tax write-off and amortization expense of USF Red Star intangible assets of $1,214 and the after-tax write-down of an information technology project of $3,815. Our net income for the year-to-date period ended October 4, 2003 was also negatively impacted by after-tax operating losses at USF Red Star of $4,803, after-tax write-off and amortization expense of USF Red Star intangible assets of $848, an $1,145 after-tax write-off of receivables in our Logistics segment, $1,202 after-tax retirement costs for a former CEO, and an $1,467 after-tax charge due to a change in the accounting for revenue and expense recognition. Effective January 1, 2003, we recognize revenue for LTL and TL operations by the allocation of revenue between reporting periods based on the relative transit time in each reporting period with expenses recognized as incurred. This change was made to recognize the increase in our average length of haul of freight, which resulted from our implementation of new marketing strategies. Excluding any potential MEPPA payments, we estimate an additional $2,000 to $6,000 in USF Red Star operating losses and shutdown costs for wind-down team salaries, severance, legal fees and other miscellaneous costs primarily in the 2004 fourth quarter.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

In order to provide a better understanding of our ongoing financial performance, the following table presents the significant items that impacted our consolidated financial results for the periods shown:

	Quarter Ended October 2, 2004			Quarter Ended October 4, 2003
			Diluted			Diluted
	Pre-tax	After-tax	EPS	Pre-tax	After-tax	EPS
Significant items:
USF Red Star operating losses and shutdown costs	$7,789	$4,969	$0.18	$1,017	$581	$0.02
Write-off/amortization expense of USF Red Star intangible assets	—	—	—	647	369	0.01

	Nine Months Ended October 2, 2004			Nine Months Ended October 4, 2003
			Diluted			Diluted
	Pre-tax	After-tax	EPS	Pre-tax	After-tax	EPS
Significant items:
USF Red Star operating losses and shutdown costs	$31,382	$20,022	$0.71	$8,390	$4,803	$0.18
Write-off/amortization expense of USF Red Star intangible assets	1,903	1,214	0.04	1,481	848	0.03
Information technology write-down	5,980	3,815	0.14	—	—	—
Retirement costs for former CEO	—	—	—	2,100	1,202	0.04
Receivables write-off related to USF Logistics’ customer	—	—	—	2,000	1,145	0.04

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

RESULTS OF OPERATIONS

LTL Trucking

Our revenue, income from operations, and operating ratios for our LTL segment for the quarters and year-to-date periods ended October 2, 2004 and October 4, 2003 were as follows:

	Quarter Ended		Year-to-Date
	October 2,	October 4,	October 2,	October 4,
	2004	2003	2004	2003
Total revenue	$484,170	$486,449	$1,522,058	$1,447,784
Income from operations	30,338	30,313	70,131	72,425
Operating Ratio	93.7%	93.8%	95.4%	95.0%

Our LTL segment includes our LTL operating companies, each of which generates revenue from LTL and TL shipments. Revenue from LTL shipments represents over 90% of the revenue in the LTL segment. LTL statistics presented in the table below exclude TL shipments.

				LTL Statistics
				Revenue	Revenue	Weight per	Length
	Revenue	Tons	Shipments	per	per Hundred-	Shipment	of Haul
	(thousands)	(thousands)	(thousands)	Shipment	weight	(pounds)	(miles)
Quarter Ended
October 2, 2004	$451,807	1,978.4	3,308.9	$136.54	$11.42	1,196	513
October 4, 2003	461,740	2,022.2	3,572.2	129.26	11.42	1,132	492
Year-to-Date Ended
October 2, 2004	$1,424,293	6,319.3	10,703.1	$133.07	$11.27	1,181	506
October 4, 2003	1,376,501	6,075.6	10,732.7	128.25	11.33	1,132	491

In the 2004 third quarter our LTL segment’s total revenue decreased from the 2003 third quarter by 0.5% and income from operations increased by 0.1%. The shutdown of USF Red Star in the 2004 second quarter negatively impacted year over year financial and statistical comparisons as there were 64 working days of USF Red Star shipments in the 2003 third quarter and none in the 2004 third quarter. The following provides an understanding of the factors that impacted our operating results in the 2004 third quarter compared to the 2003 third quarter:

•	USF Holland expanded its brand into the Northeast market in September 2004 by opening eight terminals. USF Holland generated revenue of approximately $2,900 during September 2004 and incurred start-up losses of approximately $1,000 during the 2004 third quarter related to the expansion.

•	The 2004 second quarter shutdown of our USF Red Star operations in the Northeast resulted in $7,789 in pre-tax operating losses and shutdown costs in the 2004 third quarter which were reported in the LTL segment. Of these costs, $2,311 was exit and disposal activities per Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” including $2,155 for withdrawal payments to multi-employer pension plans. In addition there was $5,478 in operating losses for shutdown staffing, utilities, depreciation, and other miscellaneous expenses. The closure of USF Red Star negatively impacted the LTL segment’s statistics and operating results for 2004.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

•	LTL segment total revenue decreased 0.5% due to the shutdown of USF Red Star which was largely mitigated by continued growth of USF PremierPlus® inter-regional service in the remaining segment and generally favorable economic conditions for LTL trucking. USF Red Star accounted for $57,693 or 11.9% of 2003 revenue.

•	Income from operations decreased 0.1% primarily due to the shutdown of USF Red Star. Operating ratio improved from 93.8% to 93.7% despite the operating losses and shutdown costs at USF Red Star. The operating losses and shutdown costs at USF Red Star negatively impacted an otherwise strong performance from the remainder of our LTL segment due to the revenue growth in the quarter and continued cost-savings related to our Team One initiatives.

•	USF PremierPlus® revenue decreased 8.4% to $54,529 from $59,560 due to the shutdown of USF Red Star, while the remaining segment experienced growth in inter-regional service. USF Red Star’s portion of USF PremierPlus® revenue was approximately $12,000 in 2003.

•	LTL tonnage decreased 2.2% to 1.98 million tons from 2.02 million tons as the absence of USF Red Star tonnage was partially offset by increased tonnage in the remaining segment. USF Red Star accounted for approximately 10% of the segment’s tonnage or 0.2 million tons in 2003.

•	Revenue per hundredweight remained flat while revenue per shipment increased 5.6%.

Total revenue for our LTL segment increased 5.1% in the year-to-date period ended October 2, 2004 compared to the year-to-date period ended October 4, 2003, despite 2004 containing 93 fewer working days of USF Red Star revenue. Income from operations decreased 3.2%, in the year-to-date period ended October 2, 2004 compared to the year-to-date period ended October 4, 2003, as year-to date USF Red Star shutdown costs and operating losses amounted to $31,382 in 2004 compared to operating losses of $8,390 in 2003.

TL Trucking

	Quarter Ended		Year-to-Date
	October 2,	October 4,	October 2,	October 4,
	2004	2003	2004	2003
Revenue	$33,637	$33,669	$100,390	$96,663
Income from operations	826	1,776	2,245	3,261
Operating Ratio	97.5%	94.7%	97.8%	96.6%

The following provides an understanding of the factors that impacted our operating results in the 2004 third quarter compared to the 2003 third quarter:

•	Revenue was relatively flat as growth was limited by a shortage of drivers resulting in underutilized trucks. The empty truck percentage in the 2004 third quarter was 8.4% compared to 7.8% the prior year. We improved our truck utilization during the 2004 third quarter from the 2004 second quarter as empty truck percentage improved from 12.9% in June 2004 to 6.8% in September 2004.

•	Revenue per loaded mile, excluding fuel surcharges, increased 7.7% as a result of the improving economy, and initiatives to improve freight mix.

•	Income from operations were negatively affected by increased fuel and self-insurance costs as well as driver shortages.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

Revenue for our TL segment increased $3,727 in the year-to-date period ended October 2, 2004 compared to the year-to-date period ended October 4, 2003. The acquisition of System 81 Express, Inc. in February 2003 accounted for $900 of the increase in revenue in 2004.

Logistics

	Quarter Ended		Year-to-Date
	October 2,	October 4,	October 2,	October 4,
	2004	2003	2004	2003
Revenue	$67,017	$67,734	$197,989	$209,147
Income from operations	2,307	2,927	5,764	5,265
Operating Ratio	96.6%	95.7%	97.1%	97.5%

The following provides an understanding of the factors that impacted our operating results in the 2004 third quarter compared to the 2003 third quarter:

•	Revenue decreased $717 or 1.1% as the Logistics segment continues to rebuild its book of business after the bankruptcy of a major customer in the 2003 first quarter. This revenue decrease is comprised of decreases in cross dock and reverse logistics that were partially offset through increased revenue with existing customers as well as new customers in our transportation management, warehouse and Canadian operations.

•	Income from operations decreased 21% to $2,307, primarily due to start-up costs of our logistics operations in Mexico as well as continued volume declines and lower profitability in the reverse logistics grocery business.

Revenue for our Logistics segment decreased 5.3% in the year-to-date period ended October 2, 2004 compared to the year-to-date period ended October 4, 2003. The 2003 first quarter also included a receivables write-off of $2,000 related to a major customer’s bankruptcy.

Corporate and Other

	Quarter Ended		Year-to-Date
	October 2,	October 4,	October 2,	October 4,
	2004	2003	2004	2003
Corporate & Other	$(7,733)	$(6,630)	$(33,096)	$(20,548)

Corporate and Other expenses were $1,103 higher in the 2004 third quarter compared to the 2003 third quarter primarily due to an increase in corporate overhead. This increase was partially offset by a decrease in amortization expense of intangible assets of $641 in the 2004 third quarter compared to the 2003 third quarter due to the write-off of USF Red Star intangible assets in the 2004 second quarter.

The year-to-date period ended October 2, 2004 for our Corporate and Other segment included a $5,980 write-down for an LTL information technology project that was abandoned as a result of software stability and performance issues. Also included was $1,903 for the write-off and amortization expense of USF Red Star intangible assets. The year-to-date period ended October 4, 2003 included $1,481 in amortization expense for USF Red Star intangible assets and $2,100 in retirement costs for a former CEO.

Non-operating Income and Expense

Interest expense principally includes interest on our guaranteed unsecured notes of $250,000. We had cash invested in interest bearing instruments during the third quarters of 2004 and 2003. At the end of the third quarters of 2004 and 2003, we had cash and cash equivalents of $134,321 and $83,385, respectively.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

Subsequent Event

On November 2, 2004, our board of directors reached an agreement with our Chairman, President and Chief Executive Officer, Richard P. DiStasio, regarding his employment with the Company. Both parties mutually agreed to terminate the employment relationship between Mr. DiStasio and USF Corporation. This also includes Mr. DiStasio’s resignation from the board of directors. The board appointed Paul Liska as Executive Chairman and Thomas E. Bergmann, formerly Executive Vice President, as interim Chief Executive Officer. Under the terms of his termination agreement of November 2, 2004, Mr. DiStasio is entitled to certain benefits that will result approximately in an $1,500 pre-tax charge in the 2004 fourth quarter.

Outlook — Unknown Trends or Uncertainties

We expect improvement in our operating results in 2004 as a result of an improved economy and our strategic initiatives. We believe our 2004 initiatives will provide increased revenue opportunities and generate cost savings through operational efficiencies. We believe achieving improved operating results are dependent on us executing our strategic initiatives, the level of competition, and the extent of the improvement in the US economy. We currently estimate that our full year earnings per share, excluding the effects of USF Red Star, both current and ongoing and the information technology write-down, will be in the $1.95 - $2.15 range.

We have been subject to organization efforts by the International Brotherhood of Teamsters. We understand there will be union issues over time. We will deal with these organization efforts appropriately, but ultimately we cannot predict the outcome of these activities.

Statements in this report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts and are subject to a number of risks and uncertainties and actual results may differ materially. These risks and uncertainties are detailed from time to time in reports filed by the Company with the SEC including forms 8-K, 10-Q and 10-K.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

LIQUIDITY AND CAPITAL RESOURCES

The following is a table of our contractual obligations and other commercial commitments as of October 2, 2004:

	Payments & Commitments by Period
		Through
		December, 31	2-3	4-5	After 5
	Total	2004	Years	Years	Years
Contractual Obligations
Long-Term Debt	$250,117	$62	$55	$—	$250,000
Operating Leases	55,780	6,711	33,410	10,397	5,262

Total Contractual Obligations	$305,897	$6,773	$33,465	$10,397	$255,262

Other Commitments
Purchase Commitments (1)	$30,475	$27,310	$3,165	—	—

(1) At October 2, 2004 our primary capital purchase commitments included $7,900 for land and improvements, $20,928 for revenue equipment and $544 for information technology related projects.

We believe that projected cash flows from operating activities, cash on hand and funding from our committed credit facilities will be adequate to finance our anticipated cash needs for 2004.

Sources and Uses of Cash

Cash increased by $12,622 in the year-to-date period ended October 2, 2004 to $134,321 compared to an increase of $29,227 in the year-to-date period ended October 4, 2003 to $83,385. Capital expenditures in the year-to-date period ended October 2, 2004 were $13,778 higher than in the year-to-date period ended October 4, 2003.

Operations

Our primary sources and uses of cash result from the realization of trade accounts receivable and settlement of payroll, trade accounts payable, and operating accruals including insurance and claims as part of our ongoing operating activities. As a result of the shutdown of USF Red Star, we are subject to withdrawal liability for up to 13 multi-employer pension plans. Payments made under MEPPA and USF Red Star shutdown costs may reduce our cash position. However, we do not believe the closure of USF Red Star materially changes the underlying drivers of our operating cash flows. We believe that cash generated from our core operations and cash on hand will be sufficient to fund our operations and any potential liabilities resulting from the closure of USF Red Star.

Net cash provided by operating activities decreased $19,282 in the year-to-date period ended October 2, 2004 compared to the year-to-date period ended October 4, 2003. This was primarily due to a decrease in net income.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

Investing

We maintain an appropriate level of tractors and trailers to ensure the effectiveness of our operations. Purchases of tractors and trailers have been, and are expected to be, our most significant type of capital expenditure. These purchases may be deferred or accelerated in order for us to respond to changes in economic conditions and the market for these assets. Purchases of tractors and trailers were $78,174 and $29,614, and total capital expenditures were $112,707 and $98,929 during the year-to-date periods ended October 2, 2004 and October 4, 2003, respectively. Purchases of land and buildings in the year-to-date period ended October 2, 2004 were $15,695 compared to $30,287 in the year-to-date period ended October 4, 2003.

In the 2004 third quarter, we increased our loan related to our Mexican joint venture to $9,360.

Financing

We have a $200,000 committed credit facility that expires in October 2005. The facility allows up to $125,000 for standby letters of credit to cover our self-insurance programs and other miscellaneous letter of credit requirements. In addition to our committed credit facility, we maintain an uncommitted line of credit, which provides $10,000 of short-term funds. At October 2, 2004, we had no borrowings under these facilities and had $108,798 of outstanding standby letters of credit under our credit facility.

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

Dividends

Our quarterly dividend rate is .0933 per share. During the 2004 third quarter, we paid cash dividends totaling $2,591.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes. Our exposure to changes in interest rates is limited to our short-term investments and borrowings under a line of credit agreement, which has variable interest rates tied to LIBOR and our credit ratings. There have been no borrowings under this agreement in the current year-to-date period nor during 2003. In addition, we have $150,000 of unsecured notes with an 8 1/2% fixed annual interest rate and $100,000 of unsecured notes with a 6 1/2% fixed annual interest rate. We have no hedging instruments. At October 2, 2004, we had approximately $124,000 in short-term investments.

We have a $200,000 credit facility with a group of banks that will expire in October 2005. This facility is for working capital, general corporate funding needs, and up to $125,000 for letters of credit issued under our self-insurance program. As of October 2, 2004 we had no borrowings drawn under the facility and $108,798 in issued letters of credit.

The facility bears interest at LIBOR, plus a margin depending on our debt rating. In addition, there are other fees associated with the facility and certain financial covenants including minimum net worth and maximum funded debt to adjusted cash flow.

Item 4. Controls and Procedures

In order to ensure that information for disclosure in our filings of periodic reports with the Securities and Exchange Commission is identified, recorded, processed, summarized, and reported on a timely basis, we have adopted disclosure controls and procedures. Our Interim Chief Executive Officer, Thomas E. Bergmann, has reviewed and evaluated our disclosure controls and procedures as of November 2, 2004, and has concluded that our disclosure controls and procedures were adequate as of that date.

There were no changes in our internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our current year’s third quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

1. On December 23, 2003, Idealease Services, Inc. (“Idealease”) filed a complaint against USF Logistics, in the Circuit Court of Cook County in Chicago, Illinois. Idealease is asking the court to require USF Logistics to specifically perform an alleged contractual obligation to buy back from Idealease a fleet of vehicles it claims is valued at approximately $14,500 or to pay Idealease that amount. Idealease also contends that USF Logistics is liable for $557 in lease payments and that certain riders to a lease agreement are invalid due to a lack of consideration. USF Logistics denies the material allegations in the Idealease complaint and plans to vigorously contest the lawsuit in court.

2. USF Corporation and/or USF Red Star, Inc. are currently named in three class action lawsuits; Anderson et. al. v. USF Corporation and USF Red Star Inc., (filed in the United States District Court for the Eastern District of Pennsylvania on August 12, 2004); Taylor et. al. v. USF Corporation and USF Red Star Inc., (filed in United States District Court for the Eastern District of Pennsylvania on August 19, 2004) and Shaun B. Cashman, Commissioner of the State of Connecticut, Department of Labor v. USF Corporation, (filed in United States District Court for the District of Connecticut on August 31, 2004). All three lawsuits allege violations of the federal Worker Adjustment and Retraining Notification Act (“WARN”). All plaintiffs are seeking sixty (60) days of back pay and benefits with prejudgment interest to each affected employee of USF Red Star Inc.

We are involved in other litigation arising in the ordinary course of business, primarily involving claims for bodily injury, property damage, and workers’ compensation. We believe the ultimate recovery or liability, if any, resulting from such litigation, individually or in total, would not materially adversely affect our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     N/A

Item 3. Defaults Upon Senior Securities.

     N/A

Item 4. Submission of Matters to a Vote of Security Holders.

     N/A

Item 5. Other Information.

     N/A

Item 6. Exhibits.

1.	Exhibit 31.1-Section 302 Certification of Principal Executive Officer and Principal Financial Officer.

2.	Exhibit 32.1-Statement of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350(a) of Title 18, United States Code (furnished not filed with this Quarterly Report on Form 10-Q).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Dated November 8, 2004.

USF CORPORATION
By:	/s/ Thomas E. Bergmann
Thomas E. Bergmann
Interim Chief Executive Officer (Principal Financial Officer)

By:	/s/ James T. Castro
James T. Castro
Vice President, Controller (Principal Accounting Officer)