Form 10-K
period 2004-12-31
USF CORP
filed 2005-03-15
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .
Commission file number 0-19791

USF Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3790696 (I.R.S. Employer Identification No.)
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
8 1/2% Notes Due April 15, 2010
6 1/2% Notes Due May 1, 2009
(Title of Class)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑     No ☐
      The number of shares of common stock outstanding at March 1, 2005 was 28,398,209. The aggregate market value of the voting stock of the registrant as of March 1, 2005 was approximately $1,366,000,000.

PART I
(Thousands of dollars, except share and per share amounts)

Item 1 —	Business
General Development of Business

Continuing Operations — Core Businesses
      USF Corporation (“USF”) provides comprehensive supply chain management services in four business segments through its operating subsidiaries. In the less-than-truckload (“LTL”) segment, carriers provide regional and inter-regional delivery throughout the United States (“US”), certain areas of Canada and throughout Mexico. Our truckload (“TL”) segment offers premium regional and national truckload services. The logistics (“Logistics”) segment provides dedicated fleet, cross-dock operations, supply chain management, contractual warehousing, domestic ocean freight forwarding and reverse logistics services throughout the US, Canada and Mexico. Our corporate and other segment performs support activities for our business segments including executive, information technology (“IT”), corporate sales and various financial management functions. Principal subsidiaries in the LTL segment are USF Holland Inc. (“Holland”), USF Bestway Inc. (“Bestway”), USF Reddaway Inc. (“Reddaway”) and USF Dugan Inc. (“Dugan”). USF Glen Moore Inc. (“Glen Moore”) is our TL carrier. Logistics consists of USF Logistics Services Inc. and USF Processors Inc.
      In December 2003, we began offering transportation and logistics services in Mexico and across the United States/ Mexico border through a joint venture with the shareholders of Autolineas Mexicanas S.A. de C.V. (“ALMEX”). ALMEX, a nationwide LTL carrier in Mexico, has a network of 52 terminals providing service to virtually the entire country.
      In May 2004, we shut down USF Red Star Inc. (“Red Star”), our former Northeast carrier. Subsequent to the closure of Red Star we announced plans to expand Holland’s operations into the Northeast.

Continuing Operations — Acquisitions
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

(Thousands of dollars, except share and per share amounts)

Discontinued Freight Forwarding Segment
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

Financial Information About Segments
      Segment financial information is included in Note 14 to the Consolidated Financial Statements found later in this Form 10-K.
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
      Our LTL trucking subsidiaries’ three primary LTL service products are USF Premier® (“Premier”), USF PremierPlus®(“PremierPlus”) and USF Guaranteed® (“Guaranteed”). Premier service is overnight and second-day deliveries generally within each of our LTL trucking subsidiaries’ regional service areas. PremierPlus service is interregional longer haul service between two of our LTL trucking subsidiaries. Guaranteed service includes deliveries within our regional and interregional service areas with a guaranteed date of delivery. Revenue for our Premier, PremierPlus and Guaranteed services accounted for approximately 87%, 12% and 1%, respectively, of the total LTL trucking revenue in 2004. Our Premier and PremierPlus revenue included both LTL and TL shipments. The average length of haul, for combined inter- and intra-regional service was approximately 506 miles.

(Thousands of dollars, except share and per share amounts)
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
      Glen Moore transports TL shipments interstate throughout the US generally from the Northeastern and Southeastern states to the West Coast and into the North Central states. It also operates over shorter distances in certain of its dedicated customer lanes. At the end of 2004, Glen Moore operated 760 tractors and 3,116 trailers. Glen Moore primarily utilizes sleeper line-haul tractors and 53 foot trailers. Its average length of haul in 2004 was approximately 200 miles for its short-haul dedicated business and approximately 700 miles for its traditional long-haul business.
Logistics Subsidiaries
      Logistics provides dedicated fleet, cross-dock operations, supply chain management, contractual warehousing, domestic ocean freight forwarding and reverse logistics services to the retail and industrial markets with a focus on consolidation/distribution and fulfillment programs.
      Our cross-docking operation, which accounts for 39% of Logistics’ revenue, has increased in size through a combination of geographic acquisitions and internal expansion to meet the needs of its retail customers. It operates out of 18 centers in the larger metropolitan areas of the US.
Seasonality
      Our results, consistent with the trucking industry in general, typically show seasonal patterns with tonnage and revenue declining during the winter months. Also, inclement weather in the winter months can negatively affect our results.
Customers
      We are not dependent upon any particular industry. We provide services to a wide variety of customers including many large, publicly held companies. For the year ended December 31, 2004, no single customer accounted for more than 3.3% of our revenue and our 50 largest customers as a group accounted for approximately 25% of total revenue.
Fuel
      The motor carrier industry is dependent upon the availability of diesel fuel. Shortages of fuel or rationing of petroleum products could have a material adverse effect on our profitability. Our LTL regional trucking subsidiaries periodically assess a fuel surcharge to offset increases in fuel prices. Fuel surcharges in the TL industry are difficult to implement and collect. In most cases, TL operators generally recover the increases in fuel costs through increases in rates charged for their services. We have not experienced any difficulty in maintaining fuel supplies sufficient to support our operations. We do not use derivatives to manage risk associated with our fuel costs.
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

(Thousands of dollars, except share and per share amounts)
      Effective January 1, 2004, the federal government instituted new hours of service rules changing the number of hours drivers can work in a 24 hour day. We have implemented procedures in our TL and LTL operations to ensure compliance with the law, as well as to minimize the effect to our cost of operations. The law has had minimal impact on our LTL business because of the shorter length of haul in our LTL operations.
Insurance and Safety
      We are effectively self-insured on our significant operations up to $5,000 per occurrence for cargo loss and damage, bodily injury and property damage, and up to $2,500 per occurrence for workers’ compensation claims. We have obtained third-party insurance for workers’ compensation claims for amounts in excess of $2,500 per occurrence and all other losses in excess of $5,000. As of December 31, 2004, our financial statements included an estimated total liability of $147,680 with respect to these exposures.
      Each of our operating subsidiaries employs safety specialists and maintains safety programs. In addition, we employ specialists to perform compliance checks and conduct safety tests throughout our operations.
      Our insurance expense as a percentage of revenue over the last three years was as follows:

Year	2004	2003	2002

Cargo, bodily injury and property damage	2.0%	1.9%	1.9%
Workers’ compensation	2.5%	2.1%	1.8%
Employees
      At December 31, 2004, we employed approximately 20,000 people, of whom approximately 45% were members of unions. Of these union workers, approximately 90% were employed by Holland and belonged to the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America (“IBT”). Members of the IBT at Holland are presently working under the terms of a five-year, industry-wide labor agreement that expires in March 2008.
Forward-Looking Statements
      Certain statements contained in this document or in documents that we incorporate by reference are “forward-looking statements” as outlined in the Private Securities Litigation Reform Act of 1995, such as statements relating to management’s views with respect to future events and financial performance. These statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical experience or from future results expressed or implied by them. Accordingly, a forward-looking statement is not a prediction of future events or circumstances, and those future events or circumstances may not occur. A forward-looking statement is usually identified by our use of certain terminology, including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “pro forma,” “anticipates,” “intends” or “plans” or by discussions of strategies, intentions or outlook. Potential risks and uncertainties include, but are not limited to:

•	General economic conditions and specific conditions in the markets in which we operate, which can affect demand for our services.

•	The costs and difficulties in execution of certain of our sales, marketing, and IT functions.

•	Competition from other transportation and logistics services providers.

•	Our ability to adapt to technological change and to compete with new or improved services offered by our competitors.

(Thousands of dollars, except share and per share amounts)

•	Shortages in motor fuel (see “Fuel”).

•	Work stoppages, strikes or slowdowns by our employees.

•	Changes in government regulation (see “Regulation”).

•	Effects of weather.

•	Availability of financing on terms acceptable to us.

•	Other uncertainties detailed herein and at various times in Securities and Exchange Commission filings and press releases of USF Corporation.
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
      Our network of 227 terminals (114 are owned and 113 are leased) is a key element in the operation of our LTL trucking subsidiaries. The terminals vary significantly in size according to the markets served. Sales personnel at each terminal are involved in the solicitation of new business. Each terminal maintains a team of dispatchers who communicate with customers and coordinate local pickup and delivery drivers. Terminals also maintain teams of dockworkers, line-haul drivers and administrative personnel. Certain of our larger and geographically located terminals have maintenance facilities and mechanics. Each terminal is directed by a terminal manager who has general supervisory responsibilities and also plays an important role in monitoring costs and service quality.
      Our TL subsidiary operates from 3 terminals (2 are owned and 1 is leased), and our logistics subsidiaries operate from 60 facilities (8 are owned and 52 are leased).

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

(Thousands of dollars, except share and per share amounts)
liable for $557 in lease payments and that certain riders to a lease agreement are invalid due to a lack of consideration. Logistics denies the material allegations in the Idealease complaint and plans to vigorously contest the lawsuit in court.
      On January 14, 2005, USF Corporation was served with a complaint which was filed by Guaranteed Overnight Delivery, Inc. (G.O.D.) on December 29, 2004 in the Superior Court of New Jersey, Bergen County. In the complaint, G.O.D. alleges that USF Corporation owes G.O.D. $1,324 for services performed by G.O.D. for USF Corporation pursuant to an interline agreement. On January 26, 2005 USF Corporation filed an answer to the Complaint denying all allegations. In addition, USF asserted numerous affirmative defenses (including, but not limited to, failure to sue proper parties, failure to state a claim, offset, and lack of jurisdiction) and filed a Notice of Removal of the case to the United States District Court for the District of New Jersey. USF believes that the debt alleged by G.O.D. is overstated, and that the entire amount owed to G.O.D. is offset by amounts owed by G.O.D. to USF.
      On January 26, 2005, USF Bestway, Inc., USF Dugan, Inc., USF Holland, Inc., USF Reddaway, Inc. and USF Red Star, Inc. (“USF Carriers”) filed a Complaint against G.O.D. in the United States District Court for the District of New Jersey. In the Complaint the USF Carriers allege that G.O.D. owes the USF Carriers $890 for services performed by the USF Carriers for G.O.D. as well as additional undetermined amounts for damage claims sustained in connection with services performed by G.O.D. for the USF Carriers. At no point prior to receipt of the complaint was USF Corporation aware that G.O.D.’s claim allegedly amounted to $1,324. USF Carriers intend to vigorously defend G.O.D.’s claim and pursue the counterclaim.
      On November 19, 2004, the Teamsters National Freight Industry Negotiating Committee (“TNFINC”) filed a complaint against USF Corporation, USF Red Star Inc. and USF Holland Inc. in the United States District Court for the Eastern District of Pennsylvania. On January 13, 2005, service of process was effectuated on all three USF defendants. TNFINC alleges certain violations of the National Labor Relations Act and asks for damages. Additionally, TNFINC filed a class action suit on behalf of the employees of USF Red Star alleging violations of the federal Worker Adjustment and Retraining Notification Act (“WARN”) similar to other WARN actions mentioned below. USF intends on vigorously defending this action.
      Including the TNFINC WARN action mentioned above, USF Corporation and/or USF Red Star, Inc. are currently named in five class action lawsuits alleging violations of the federal WARN Act. Three WARN class actions are pending in the United States District Court for the Eastern District of Pennsylvania and one each is pending in the United States District Court for the District of Connecticut and the United States District Court for the Western District of New York. The WARN action in the Western District of New York was filed in late January 2005 by former mechanics of USF Red Star’s Buffalo, New York terminal.
      On September 30, 2004 USF Red Star filed a motion to transfer and consolidate the three original WARN actions with the Multidistrict Litigation Judicial Panel (MDL Panel) requesting that all three cases be consolidated and transferred to the United States District Court for Northern District of New York where USF Red Star’s former headquarters are located in Auburn, New York. On February 16, 2005, the MDL Panel transferred three of the five WARN cases to the United States District Court for the Eastern District of Pennsylvania.
      We are involved in other litigation arising in the ordinary course of business, primarily involving claims for bodily injury, property damage, and workers’ compensation. We believe the ultimate recovery or liability, if any, resulting from such litigation, individually or in total, would not materially adversely affect our financial condition or results of operations.

(Thousands of dollars, except share and per share amounts)

Item 4 —	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5 —	Market for Registrant’s Common Equity and Related Stockholder Matters
      Our common stock trades on The Nasdaq Stock Market® under the symbol: USFC. On March 7, 2005, there were approximately 7,200 beneficial holders of our common stock. For the high and low sales prices of our common stock for each full calendar quarter for 2004 and 2003, see Item 7 — Management’s Discussion and Analysis.
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
Selected Consolidated Financial Data

Year	2004	2003	2002	2001	2000

Statements of Operations
Revenue	$2,394,579	$2,292,139	$2,250,526	$2,220,974	$2,288,613

Income from operations	63,745	95,592	80,854	103,336	182,673
Interest expense	(20,917)	(20,900)	(20,516)	(20,964)	(21,090)
Interest income	2,824	1,867	2,708	2,278	638
Other non-operating expense	(1,794)	(1,274)	(1,054)	(499)	(926)

Income from continuing operations before income taxes and minority interest	43,858	75,285	61,992	84,151	161,295
Minority interest	—	—	—	(1,100)	1,708
Income tax expense	(20,063)	(31,184)	(28,724)	(33,074)	(64,962)

Income from continuing operations	23,795	44,101	33,268	49,977	98,041

Loss on discontinued operations, net of tax	—	(338)	(30,217)	(11,589)	(1,243)
Cumulative effect of change in accounting for revenue recognition	—	(1,467)
Cumulative effect of change in accounting for goodwill	—	—	(70,022)	—	—

Net income/(loss)	$23,795	$42,296	$(66,971)	$38,388	$96,798

Basic earnings per share
Income from continuing operations	$0.86	$1.62	$1.23	$1.90	$3.72
Diluted earnings per share
Income from continuing operations	0.85	1.61	1.22	1.87	3.65
Basic earnings per share
Net income/(loss) per share	0.86	1.55	(2.49)	1.46	3.68
Diluted earnings per share
Net income/(loss) per share	0.85	1.55	(2.45)	1.43	3.61
Cash dividends declared per share	0.37	0.37	0.37	0.37	0.37
Balance Sheets (excluding discontinued operations)
Assets:
Current assets	$530,443	$459,239	$410,007	$384,011	$335,762
Property and equipment, net	775,940	753,902	760,153	724,465	744,848
Goodwill	100,813	100,813	100,504	100,504	107,420
Other assets	33,999	44,134	24,607	26,459	21,215

Total assets	$1,441,195	$1,358,088	$1,295,271	$1,235,439	$1,209,245

(Thousands of dollars, except share and per share amounts)

Year	2004	2003	2002	2001	2000

Liabilities and Stockholders’ Equity:
Current liabilities	$276,006	$252,467	$240,068	$228,797	$261,696
Long-term debt	250,022	250,087	252,129	252,515	260,017
Other non-current liabilities	212,189	190,745	183,943	172,470	161,893
Minority interest		—	—	1,855	539
Total stockholders’ equity	702,978	664,789	619,131	687,652	635,176
      In May 2004, we shut down Red Star and incurred $38,556 in shutdown costs and operating losses for the year ended December 31, 2004 which was included in income from continuing operations. In January 2002, we relinquished our interest in Asia and incurred a charge of $12,760, which was included in income from continuing operations. In addition, $6,000 in loans were made to Asia, which were subsequently written off in the fourth quarter of 2002 in loss from discontinued operations. Also in 2002, upon adoption of SFAS No. 142, we recorded a goodwill impairment charge of $70,022 at Worldwide, our discontinued freight forwarding segment. The charge was shown as a cumulative effect of change in accounting principle.

(Thousands of dollars, except share and per share amounts)

Item 7 —	Management’s Discussion and Analysis of Results of Operations and Financial Condition
EXECUTIVE SUMMARY
      We reported income from continuing operations of $23,795, or $.85 per diluted share, for the year ended December 31, 2004. This compares to income from continuing operations of $44,101, or $1.61 per diluted share, for the prior year period. Red Star, whose closure was announced on May 23, 2004, was the primary cause of the reduction in earnings, as Red Star incurred shutdown costs and operating losses during 2004 of $38,556, or $.92 per diluted share.
      Revenue in the LTL segment for the year was $2,005,330 compared to $1,898,668 in the prior year. Red Star revenue for 2004 was $88,356 compared to $228,539 in the prior year. During 2004, we participated in a strong freight environment, and the Northeast market was re-established as part of our national LTL service area. Holland expanded its brand into the Northeast by opening eight terminals in early September, providing our customers with high quality LTL service.
      Our TL segment revenue for 2004 was $133,725 compared to $128,093 in the prior year, and income from operations was $3,368 compared to $4,463 in the prior year. However management made significant improvements in the latter half of 2004, and is well positioned to implement further operational initiatives.
      Revenue in the Logistics segment for 2004 was $269,378 compared to $276,441 in the prior year, and income from operations was $9,765 compared to $9,270 in the prior year. As with the TL segment, operational and strategic initiatives are underway in the Logistics segment and we are encouraged by the business development activities that management is taking.
      On February 27, 2005, USF Corporation (USF) and Yellow Roadway Corporation (Yellow Roadway) entered into a definitive agreement pursuant to which Yellow Roadway will acquire USF through the merger of USF with and into a wholly owned subsidiary of Yellow Roadway. At the effective time of the merger, each USF share will be cancelled and converted into the right to receive either 0.9024 shares of Yellow Roadway common stock or, upon a valid cash election, $45.00 in cash, subject to proration such that 50% of the outstanding USF shares receive cash in the transaction and 50% of the outstanding USF shares receive Yellow Roadway common stock. To the extent the aggregate value of the stock consideration falls below 45% of the total consideration to be paid to USF shareholders in the merger, the aggregate amount of cash consideration and the aggregate amount of stock consideration will be adjusted to the extent necessary to preserve the tax-free treatment of the stock consideration in the transaction. The transaction is subject to the approval of shareholders of both companies, the expiration or termination of the waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. The parties currently expect the transaction to close in the summer of 2005.
CONSOLIDATED RESULTS
      Our revenue and net income (loss) for 2002 through 2004 was as follows:

Year	2004	2003	2002

Revenue	$2,394,579	$2,292,139	$2,250,526
Net Income (loss)	23,795	42,296	(66,971)
      The following comments provide an understanding of significant items that were included in net income (loss) during each of the three years presented.

(Thousands of dollars, except share and per share amounts)
2004 Compared to 2003
      Our 2004 revenue increased 4.5% from 2003 including the negative impact from the shutdown of Red Star in the 2004 second quarter. Red Star revenue for 2004 was $88,356 compared to $228,539 in the prior year. There were 253.5 working days in 2004 compared to 252.5 working days in 2003.

•	Our net income was negatively impacted by the shutdown of Red Star which included after-tax operating losses and shutdown costs of $25,605, and after-tax write-off and amortization expense of Red Star intangible assets of $1,214.

•	Our net income for 2004 included the after-tax write-down of $3,815 for an information technology project that we abandoned due to software stability and performance issues realized at the conclusion of pilot tests in the 2004 second quarter.

•	Our net income for 2004 included after-tax executive retirement and severance costs of $1,358.
2003 Compared to 2002

•	Our net income for 2003 included after-tax Red Star operating profits of $895 which included a $6,100 after-tax gain on the sale of its Newark terminal. In addition, our net income included after-tax amortization expense of Red Star intangible assets of $1,313.

•	Our net income in 2003 included after-tax retirement costs of $1,202 for a former CEO.

•	Our net income in 2003 included an after-tax receivables write-off of $1,145 as a result of The Fleming Companies bankruptcy.

•	Our net income for 2003 was negatively impacted by an after-tax loss of $1,467 due to a change in the accounting for revenue and expense recognition. This change was made to recognize the increase in our average length of haul of freight, which resulted from our implementation of new marketing strategies.

•	Our net income (loss) for 2003 and 2002 was negatively impacted by our after-tax losses from discontinued freight forwarding operations of $338 and $16,798, respectively.

•	Our net loss for 2002 included a goodwill impairment charge of $70,022 at Worldwide, our discontinued freight forwarding segment. The charge resulted from the adoption of SFAS No. 142.

•	Our net loss for 2002 included an after-tax loss of $13,239 related to the disposal of our freight forwarding segment. The disposal of this segment was the result of taking the action necessary to better focus on our core competencies of providing high value comprehensive supply chain management services.

•	Our net loss for 2002 included an after-tax charge of $12,760 related to the relinquishment of our interest in Asia.

(Thousands of dollars, except share and per share amounts)
      The following table presents significant items that were included in net income for 2004 and 2003.

	Year Ended December 31, 2004			Year Ended December 31, 2003

	Pre-tax	After-tax	EPS	Pre-tax	After-tax	EPS

Significant items:
Red Star operating (profits)/ losses and shutdown costs	$38,556	$25,605	$0.92	$(1,029)	$(895)	$(0.03)
Write-off/amortization expense of Red Star intangible assets	1,903	1,214	0.04	2,249	1,313	0.05
Information technology write-down	5,980	3,815	0.14	—	—	—
Executive retirement/ severance	1,896	1,358	0.05	2,100	1,202	0.04
Receivables write-off related to Logistics’ customer	—	—	—	2,000	1,145	0.04
Cumulative loss from change in accounting for revenue recognition	—	—	—	2,531	1,467	0.05
Loss from discontinued operations	—	—	—	577	338	0.01
RESULTS OF OPERATIONS
LTL Group
      Our revenue, income from operations and operating ratios for 2002 through 2004 for our LTL group was as follows:

Year	2004	2003	2002

Total Revenue	$2,005,330	$1,898,668	$1,866,892
Income from operations	93,348	110,555	105,172
Operating Ratio	95.4%	94.2%	94.4%
      Our LTL segment includes our LTL operating companies, each of which generates revenue from LTL and TL shipments. Revenue from LTL shipments represents approximately 92% of the revenue in the LTL segment. LTL segment data presented in the table below includes revenue from LTL and TL shipments. LTL statistics presented in the table below only include revenue from LTL shipments.

	LTL Shipments Statistics

				Revenue	Revenue per
				per	Hundred-	Weight per	Length
	Revenue	Tons	Shipments	Shipment	weight	Shipment	of Haul

	(Thousands)	(Thousands)	(Thousands)			(Pounds)	(Miles)
2004	$1,870,750	8,226.5	13,689.3	$136.66	$11.37	1,186	507
2003	$1,801,382	7,959.5	14,019.8	$128.49	$11.32	1,135	493
2002	$1,758,871	8,140.1	14,425.9	$121.92	$10.80	1,129	488
2004 Compared to 2003
      In 2004 our LTL segment’s total revenue increased from 2003 by 5.6% and income from operations decreased from 2003 by 15.6%. The shutdown of Red Star in the 2004 second quarter negatively impacted year over year financial and statistical comparisons. The following provides an understanding of the factors that impacted our operating results:

•	The 2004 second quarter shutdown of our Red Star operations in the Northeast resulted in $35,595 in pre-tax operating losses and shutdown costs. In addition Red Star incurred $2,961 in operating losses

(Thousands of dollars, except share and per share amounts)

prior to the shutdown for a full year total of $38,556 in Red Star shutdown costs and operating losses. Of these costs, $16,498 related to exit and disposal activities per SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” including $2,083 in accruals for two multi-employer pension plans and $4,988 in withdrawal payments made under the Multi-Employer Pension Plan Amendment Act of 1980 (“MEPPA”) for certain of these plans, and there was $22,058 in operating losses for shutdown staffing, utilities, depreciation, and other miscellaneous expenses. The closure of Red Star negatively impacted the LTL segment’s statistics and operating results for 2004.

•	LTL segment total revenue increased 5.6% despite the shutdown of Red Star largely due to continued growth of PremierPlus inter-regional service in the remaining segment and generally favorable economic conditions for LTL trucking. Red Star accounted for $88,356 and $228,539 of the segment’s revenue in 2004 and 2003, respectively.

•	Holland expanded its brand into the Northeast market in September 2004 by opening eight terminals.

•	Income from operations decreased 15.6% primarily due to the shutdown of Red Star. Operating ratio was also negatively impacted and increased from 94.2% to 95.4%. The operating losses and shutdown costs at Red Star negatively impacted an otherwise strong performance from the remainder of our LTL segment which experienced improvement in operating ratio through revenue growth and cost-savings related to our Team One initiatives.

•	PremierPlus revenue increased 7.1% to $247,987 from $231,554 despite the shutdown of Red Star, as the remaining segment experienced strong growth in inter-regional service. Red Star’s portion of PremierPlus revenue was approximately $22,000 in 2004 and $49,000 in 2003.

•	LTL tonnage increased 3.4% to 8.2 million tons from 8.0 million tons as the absence of Red Star tonnage was more than offset by increased tonnage in the remaining segment.
2003 Compared to 2002
      In 2003 our LTL segment’s total revenue and income from operations increased from 2002 by 1.7% and 5.1%, respectively. The following provides an understanding of the factors that impacted our operating results:

•	The general rate increase of 5.9% that was implemented during the 2nd quarter of 2003. Its implementation occurred three weeks earlier in the year than 2002’s 5.9% increase.

•	PremierPlus revenue increased 12.5% as a result of our marketing and service efforts. This revenue represented 12.6% and 11.4% of LTL revenue in 2003 and 2002, respectively.

•	Income from operations for 2003 included a gain of $10,000 from the sale of our Red Star Newark terminal.

•	Income from operations was also impacted by the effect of increased insurance costs of 14.3% or $11,238, which reflects the continued escalation of insurance premiums and the medical cost-driven inflation of workers’ compensation, and continued pricing pressures in the Midwest and Southwest, which affected Holland and Bestway.

•	We were able to increase our revenue per shipment and revenue per hundredweight through increased focus on yield in our pricing decisions.
Truckload

Year	2004	2003	2002

Revenue	$133,725	$128,093	$114,151
Income from operations	3,368	4,663	5,311
Operating Ratio	97.5%	96.4%	95.3%

(Thousands of dollars, except share and per share amounts)
      The following provides an understanding of the factors that impacted our operating results:
2004 Compared to 2003

•	The revenue growth of 4.4% was negatively impacted by a tight driver market in 2004. The percentage of unseated trucks peaked at 12.9% in the 2004 second quarter but improved to 6.8% by the end of the year.

•	The decline in the TL segment’s 2004 income from operations was primarily due to higher fuel, driver and maintenance costs and claims expense. These higher costs were partially offset by our improved loaded revenue per mile.
2003 Compared to 2002

•	The increase in revenue in 2003 from 2002 was primarily due to the acquisition of System 81 Express, Inc., a truckload carrier based in Tennessee that contributed $8,000.

•	Increases in revenue per mile, increased business volumes with new customers and our regional LTL carriers (performing the intercompany substitute line-haul for our PremierPlus service product) also contributed to the 2003 revenue increase.

•	The decline in the TL segment’s 2003 income from operations was primarily due to substantially higher fuel costs compared to 2002, which were partially offset by our improved loaded revenue per mile.
Logistics

Year	2004	2003	2002

Revenue	$269,378	$276,441	$278,161
Income from operations	9,765	9,270	12,603
Operating Ratio	96.4%	96.7%	95.5%
      The following provides an understanding of the factors that impacted our operating results:
2004 Compared to 2003

•	Revenue from our dedicated fleet operation and warehouse operations decreased $9,888 due in large part to our customer, The Fleming Companies, bankruptcy in April 2003. However operating profit increased $1,488 despite the lower revenue.

•	Revenue from our cross-dock operations decreased $8,257, primarily due to the closure of a distribution center.

•	Revenue in the remainder of our segment increased by $11,082 led by strong growth in transportation management services.
2003 Compared to 2002

•	Revenue from our cross-dock operations increased $4,200 in 2003, primarily through growth at existing distribution centers.

•	Revenue from our dedicated fleet and warehouse operations decreased $30,300 in 2003 due in large part to our customer, The Fleming Companies, bankruptcy in April 2003.

•	Revenue from our reverse logistics services decreased $4,900 resulting from the loss of a major customer in early 2003.

(Thousands of dollars, except share and per share amounts)

•	These revenue decreases were partially offset by $26,800 in revenue from the domestic ocean freight forwarding operations that we acquired in late 2002 from Seko Worldwide.

•	A receivables write-off of $2,000 was recorded in 2003 as a result of The Fleming Companies bankruptcy.
Corporate and Other

Year	2004	2003	2002

Corporate & Other	$(42,736)	$(28,896)	$(29,472)
      The following provides an understanding of the factors that impacted our operating results:
2004 Compared to 2003

•	In 2004, we had a $5,980 write-down for an LTL information technology project that was abandoned as a result of software stability and performance issues.

•	In 2004, the write-off and amortization expense of USF Red Star intangible assets totaled $1,903.

•	In 2004, we had $1,896 in executive severance and retirement costs.

•	The remainder of the increase in expenses in 2004 were primarily for employee costs from additional headcount.
2003 Compared to 2002

•	In 2003, several major software projects that were begun in 2002 and were in the non-capitalizable phase moved into the phase where the development costs were capitalized.

•	2003 included a $621 restructuring charge as a result of staff reductions of 29 employees to streamline the IT organization.

•	2003 included retirement costs of approximately $2,100 for a former CEO.

•	Amortization of intangible assets increased by $1,134 in 2003, which resulted from the acquisitions of System 81 Express, Inc. and Plymouth Rock Transportation Corporation.
Non-operating Income and Expense
      Interest expense principally includes interest on our guaranteed unsecured notes of $250,000. We had cash invested in interest bearing instruments during all of 2004 and 2003. For 2004 and 2003, interest income also included $304 and $886 from the settlement of tax related matters. At the end of 2004 and 2003, we had cash and cash equivalents of $150,798 and $121,659, respectively.
Income Taxes
      Our effective tax rate on income from continuing operations for 2004 was 45.7% compared with 41.4% in 2003 and 46.3% in 2002. The percentage increase was primarily due to the increase in our 2004 state tax effective rate that was attributable to the discontinued operations of Red Star and the loss of their future state tax benefits which may have been realizable had they remained in operation.
Outlook — Unknown Trends or Uncertainties
      We expect improvement in our operating results in 2005 as a result of a continuing strong freight environment and our strategic initiatives. We believe the initiatives begun in 2004 and new initiatives in 2005 will provide increased revenue opportunities and generate cost savings through operational efficiencies. We believe achieving improved operating results are dependent on us executing our strategic initiatives, the level of competition, and the extent of sustained growth in the US economy.

(Thousands of dollars, except share and per share amounts)
LIQUIDITY AND CAPITAL RESOURCES
      The following is a table of our contractual obligations and other commercial commitments as of December 31, 2004 (See also Notes 4, 5 & 10 to the Consolidated Financial Statements of this Form 10-K):

	Payments & Commitments by Period

		Through
		December 31,	2-3		After 5
	Total	2005	Years	4-5 Years	Years

Contractual Obligations
Long-Term Debt	$250,087	$65	$22	$100,000	$150,000
Operating Leases	49,246	16,882	21,134	8,457	2,773

Total Contractual Obligations	$299,333	$16,947	$21,156	$108,457	$152,773

Other Commitments
Interest Commitments	$96,826	$19,764	$39,194	$34,203	$3,665
Purchase Commitments(1)	17,870	17,870	—	—	—

(1)	At December 31, 2004 our primary capital purchase commitments included $12,399 for land and improvements, $2,110 for information technology related projects, and $2,885 for revenue equipment.
Sources and Uses of Cash
      Cash increased by $29,139 in 2004 to $150,798 compared to an increase of $67,501 in 2003 to $121,659. Capital expenditures in 2004 were $29,078 higher than in 2003.

Operations
      Our primary sources and uses of cash result from the realization of trade accounts receivable and settlement of payroll, trade accounts payable, and operating accruals, including insurance and claims. During the three years ended December 31, 2004, 2003 and 2002, the aging of our receivables remained substantially constant and our cash operating expenses (i.e., operating expenses less depreciation and amortization) as a percentage of revenue were 92.9%, 91.3%, and 91.9%, respectively. The increase in 2004 is the result of the shutdown costs and operating losses from the closure of Red Star.
      As a result of the shutdown of Red Star, we are subject to withdrawal liability for up to 11 multi-employer pension plans. Payments made under MEPPA and Red Star shutdown costs may reduce our cash position. However, we do not believe the closure of Red Star materially changes the underlying drivers of our operating cash flows. We believe that cash generated from our core operations and cash on hand will be sufficient to fund our operations and any potential liabilities resulting from the closure of Red Star.
      Net cash provided by operating activities decreased $11,395 in 2004 compared to the 2003. This was primarily due to a decrease in net income.

Investing
      We maintain an appropriate level of tractors and trailers to ensure the effectiveness of our operations. Purchases of tractors and trailers have been, and are expected to be, our most significant type of capital expenditure. These purchases can be deferred or accelerated in order for us to respond to changes in economic conditions and the market for these assets. Purchases of tractors and trailers were $101,251, $34,549 and $86,958 during 2004, 2003, and 2002, respectively. Total capital expenditures were $145,149, $116,081 and $141,322 during 2004, 2003, and 2002, respectively. We made loans of $3,495 and $5,365 in 2004 and 2003, respectively related to our Mexican joint venture.

(Thousands of dollars, except share and per share amounts)

Financing
      We have a $200,000 committed credit facility that expires in October 2005. The facility allows up to $125,000 for standby letters of credit to cover our self-insurance programs and other miscellaneous letter of credit requirements. In addition to our committed credit facility, we maintain an uncommitted line of credit, which provides $10,000 of short-term funds. At December 31, 2004, we had no borrowings under the committed credit facility or the uncommitted line of credit, and had $117,442 of outstanding standby letters of credit under the committed credit facility. We intend to renew this facility prior to its expiration.
      On December 28, 2004, we and certain of our subsidiaries completed arrangements for a $100,000 three-year trade receivables securitization facility with ABN AMRO, Inc. As part of this arrangement, we formed a special-purpose, bankruptcy-remote subsidiary (“USF Finance Company LLC”) with two classes of stock. Class A shares, which have 100% of the voting rights but no beneficial interests, are held exclusively by an external independent entity and Class B shares, which have no voting rights but have 100% of the beneficial interests, are held exclusively by USF Corporation. The sole purpose of USF Finance Company LLC is to buy receivables from certain of our subsidiaries and sell undivided interests in accounts receivable to certain commercial paper conduits of the ABN AMRO, Inc. and to USF Assurance Company Ltd (100% owned subsidiary of USF Corporation). The assets of USF Finance Company LLC are not available to pay our claims or those of any of our entities.
      Sales of undivided interests in the pool of accounts receivables are accounted for as a secured borrowing whereby all receivables outstanding under the program and the corresponding debt will be recognized in our consolidated balance sheet. USF Finance Company LLC had $190,626 of accounts receivable at December 31, 2004. There were no securitized borrowings outstanding at year-end.
      The ongoing costs of this program were charged to interest expense in the Consolidated Statements of Operations. At December 31, 2004, we were in compliance with all covenants related to the securitization program.

Debt Instruments, Guarantees, and Related Covenants
      Our financing arrangements include covenants that require us to comply with certain financial ratios including net worth and funded debt to adjusted cash flows. We are in compliance with these covenants and do not believe these covenants would restrict us from securing additional financing, if necessary.
DIVIDENDS AND STOCK REPURCHASE
      Our quarterly dividend rate is $.09333 per share. During 2004, we paid cash dividends totaling $10,343. During 2003, we repurchased 14,000 shares for $336 under a Board authorized repurchase program. There were no shares repurchased in 2004 and 2002. At December 31, 2004, we had authorization to purchase approximately 500,000 additional shares.
      Table of Share Price by Quarter:

	First	Second	Third	Fourth	Year

Market price per share
2004	$32.43-37.50	$27.92-36.16	$33.41-37.06	$32.99-38.39	$27.92-38.39
2003	$22.56-30.13	$25.59-31.22	$27.09-34.50	$31.92-35.45	$22.56-35.45

(Thousands of dollars, except share and per share amounts)
CRITICAL ACCOUNTING ESTIMATES
Revenue Recognition
      At the beginning of 2003, we changed our method of accounting for revenue and expense recognition for our LTL and TL segments. Under the new accounting method, we recognize revenue for our LTL and TL operations by the allocation of revenue between reporting periods based on the relative transit time in each reporting period with expenses recognized as incurred. In 2002, revenue for our LTL and TL operations was recognized when freight was picked up from the customer. This change was made to more precisely reflect revenue earned, and expenses incurred, as of our reporting dates in response to the increase in our length of haul of freight, which resulted from the implementation of our new marketing strategies.
      The estimation of a shipment’s relative transit time at the end of a period is accomplished utilizing the estimated percentage-of-completion of each shipment based on its location status as provided by our freight management systems. This estimation technique reasonably approximates the in-transit times of shipments. Although there are inherent limitations in the methodology and estimation utilized under this accounting method, the amount of revenue recognized that relates to shipments in-transit at the end of a given quarterly period has been less than 2% of total revenue for each quarter. We believe that our revenue recognition method provides an accurate measurement of our quarterly and annual revenue.
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

(Thousands of dollars, except share and per share amounts)
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
Income Taxes
      Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities provide for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The liability method is used to account for income taxes, which requires deferred taxes to be recorded at the statutory rate to be in effect when the taxes are paid.
Employee Benefit Plans
      We contribute to several union-sponsored multi-employer pension plans. These plans are not administered by us, and contributions are determined in accordance with provisions of negotiated labor contracts. Approximately 70% of our contributions are made to the Central States Pension Fund which has suffered significant investment losses in recent years.
      The Multi-Employer Pension Plan Amendments Act of 1980 established a continuing liability to such union-sponsored pension plans for an allocated share of each plan’s unfunded vested benefits upon substantial or total withdrawal by us or upon termination of the pension plans. The amount of liability has not been determined, but we would expect that it would be material. The Central States Pension Fund’s recent investment performance has adversely affected its funding levels and the fund is seeking corrective measures to address its funding. During the benefit period of the recent legislation, the Central States Plan is expected to meet the minimum funding requirements. If any of these plans, including the Central States Plan, fails to meet minimum funding requirements and the trustees of such a plan are unable to obtain a waiver of the requirements or certain changes in how the applicable plan calculates its funding level from the Internal Revenue Service (“IRS”) or reduce pension benefits to a level where the requirements are met, the IRS could impose an excise tax on all employers participating in these plans and contributions in excess of our contractually agreed upon rates could be required to correct the funding deficiency. If an excise tax were imposed on the participating employers and additional contributions required, it could have a material adverse impact on our financial results. To date, no withdrawal or termination has occurred or is contemplated other than the potential liability for USF Red Star discussed in Notes 3 and 10. For 2004, 2003 and 2002, our contributions to these pension plans were $81,829, $86,147 and $87,894, respectively.
      Additional information concerning our accounting policies for the critical accounting estimates discussed above is discussed in Notes 1 and 9 to the Consolidated Financial Statements found later in this Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) — a revision of SFAS No. 123 — “Accounting for Stock — Based Compensation”. This statement supersedes APB Opinion No. 25 and provides guidance on the accounting for transactions in which an entity obtains employee services for share-based payments. This statement does not change the guidance for share-based transaction with non-employees nor employee stock ownership plans originally provided by SFAS No. 123. This statement requires, effective for interim periods beginning after July 15, 2005, that share-based payments made to employees are recognized as compensation expense in an amount equal to the fair value of the share-based payments, typically over any related vesting period. We will adopt the modified prospective method as proposed in SFAS No. 123(R) in our 2005 third quarter. We expect to recognize approximately $2,000 of pre-tax compensation expense in 2005 as a result of this change.

(Thousands of dollars, except share and per share amounts)
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to the impact of interest rate changes. Our exposure to changes in interest rates is limited to borrowings, if any, under our committed credit facility, uncommitted line of credit and our trade receivable securitization facility that have variable interest rates tied to the LIBOR rate and our investments in short-term interest bearing instruments. We had no borrowings under either the committed credit facility, line of credit, or the trade receivables securitization facility at December 31, 2004. In addition, we had $150,000 of unsecured notes with an 8.5% fixed annual interest rate and $100,000 of unsecured notes with a 6.5% fixed annual interest rate at December 31, 2004. Because these notes have a relatively long maturity feature, any sudden change in market interest rates would not affect our operating results or cash flows to any significant degree. We estimate that the fair value of the notes exceeded by approximately 14% their carrying value at December 31, 2004. We have no outstanding derivative contracts.
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
(Thousands of dollars, except share and per share amounts)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
USF Corporation:
      We have audited the accompanying consolidated balance sheets of USF Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of USF Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      As discussed in Note 1, effective January 1, 2003, the Company changed its method of accounting for revenue and expense recognition for its less-than-truckload and truckload segments.
      As discussed in Note 9, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
March 14, 2005
Chicago, Illinois

USF CORPORATION
CONSOLIDATED BALANCE SHEETS
(Thousands of dollars, except share and per share amounts)

	As of December 31

	2004	2003

ASSETS
Current assets:
Cash	$150,798	$121,659
Accounts receivable, less allowances of $11,132 and $11,030, respectively	310,172	271,849
Operating supplies and prepaid expenses	31,749	32,014
Deferred income taxes	37,724	33,717

Total current assets	530,443	459,239
Property and equipment:
Land	116,003	114,531
Buildings and leasehold improvements	310,931	297,808
Equipment	916,876	925,677
Other	114,028	120,997

Total property and equipment	1,457,838	1,459,013
Less accumulated depreciation	(681,898)	(705,111)

Total property and equipment less accumulated depreciation	775,940	753,902
Goodwill	100,813	100,813
Other assets	33,999	44,134

Total assets	$1,441,195	$1,358,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt	$65	$60
Accounts payable	65,756	57,286
Accrued salaries, wages and benefits	92,164	93,002
Accrued insurance and claims	63,320	52,772
Other	54,701	49,347

Total current liabilities	276,006	252,467
Notes payable and long-term debt	250,022	250,087
Accrued insurance and claims	94,034	80,707
Other	17,517	14,377
Deferred income taxes	100,638	95,661

Total liabilities	738,217	693,299
Commitments and contingencies (Note 10)
Stockholders’ equity:
Cumulative preferred stock, $0.01 par value per share: 20,000,000 authorized, none issued	—	—
Common stock, $0.01 par value per share: 80,000,000 authorized, 28,305,456 and 27,453,217 issued and 28,312,040 and 27,447,475 outstanding, respectively	283	275
Paid in capital	315,811	290,833
Treasury stock, at cost	(172)	—
Accumulated other comprehensive loss	(10)	—
Retained earnings	387,066	373,681

Total stockholders’ equity	702,978	664,789

Total liabilities and stockholders’ equity	$1,441,195	$1,358,088

See accompanying notes to consolidated financial statements.

USF CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of dollars, except share and per share amounts)

	Years Ended December 31

	2004	2003	2002

Revenue:
LTL Trucking	$2,005,330	$1,898,668	$1,866,892
TL Trucking	133,725	128,093	114,151
Logistics	269,378	276,441	278,161
Intercompany eliminations	(13,854)	(11,063)	(8,678)

	2,394,579	2,292,139	2,250,526

Operating expenses:
LTL Trucking	1,911,982	1,788,113	1,761,720
TL Trucking	130,357	123,430	108,840
Logistics	259,613	267,171	265,558
Freight Forwarding — Asia exit costs	—	—	12,760
Corporate and Other	42,736	28,896	29,472
Intercompany eliminations	(13,854)	(11,063)	(8,678)

	2,330,834	2,196,547	2,169,672

Income from operations	63,745	95,592	80,854

Non-operating income (expense):
Interest expense	(20,917)	(20,900)	(20,516)
Interest income	2,824	1,867	2,708
Other, net	(1,794)	(1,274)	(1,054)

Total non-operating expense	(19,887)	(20,307)	(18,862)

Income from continuing operations before income taxes and cumulative effect of accounting changes	43,858	75,285	61,992
Income tax expense	(20,063)	(31,184)	(28,724)

Income from continuing operations before cumulative effect of accounting changes	23,795	44,101	33,268
Discontinued operations (freight forwarding segment):
Loss from operations, net of tax benefits of $239 and $6,907, respectively	—	(338)	(16,978)
Loss from disposal, net of tax benefit of $29,060	—	—	(13,239)

Loss from discontinued operations	—	(338)	(30,217)

Income before cumulative effect of accounting changes	23,795	43,763	3,051
Cumulative effect of change in accounting for revenue recognition, net of tax benefits of $1,064	—	(1,467)	—
Cumulative effect of change in accounting for goodwill	—	—	(70,022)

Net income/(loss)	$23,795	$42,296	$(66,971)

Income per share from continuing operations:
Basic	$0.86	$1.62	$1.23
Diluted	0.85	1.61	1.22
Loss per share from discontinued operations:
Basic	—	(0.01)	(1.12)
Diluted	—	(0.01)	(1.11)
Loss per share — cumulative effect of accounting changes:
Basic	—	(0.06)	(2.60)
Diluted	—	(0.05)	(2.56)
Net income/(loss) per share — basic	0.86	1.55	(2.49)
Net income/(loss) per share — diluted	0.85	1.55	(2.45)

Average shares outstanding — basic	27,805,307	27,207,392	26,900,311
Average shares outstanding — diluted	27,982,302	27,348,711	27,331,890
See accompanying notes to consolidated financial statements.

USF CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Thousands of dollars, except share and per share amounts)

							Foreign
	Number						Currency	Total
	of	Common	Paid in	Retained	Treasury	Comprehensive	Translation	Stockholders’
	Shares	Stock	Capital	Earnings	Stock	Income/(Loss)	Adjustment	Equity

Balance January 1, 2002	26,678	$267	$270,936	$418,585	$(1,796)		$(340)	$687,652
Net loss		—	—	(66,971)	—	$(66,971)		(66,971)
Recognition of previously unrealized loss on foreign currency transactions						340	340	340

Comprehensive loss						$(66,631)

Dividends declared		—	—	(10,051)	—			(10,051)
Employee and director stock transactions	317	3	6,362	—	1,796			8,161

Balance December 31, 2002	26,995	$270	$277,298	$341,563	$—		$—	$619,131
Net income				42,296		$42,296		42,296

Comprehensive income						$42,296

Dividends declared				(10,178)				(10,178)
Employee and director stock transactions	458	5	13,535	—	—			13,540

Balance December 31, 2003	27,453	$275	$290,833	$373,681	$—		$—	$664,789
Net income				23,795		$23,795		23,795
Unrealized loss on foreign currency transactions						(10)	(10)	(10)

Comprehensive income						$23,785

Dividends declared				(10,410)				(10,410)
Employee and director stock transactions	859	8	24,978		(172)			24,814

Balance December 31, 2004	28,312	$283	$315,811	$387,066	$(172)		$(10)	$702,978

See accompanying notes to consolidated financial statements.

USF CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

	Years Ended December 31

	2004	2003	2002

Cash flows from operating activities:
Net income/(loss)	$23,795	$42,296	$(66,971)
Net loss from discontinued operations	—	338	30,217

Income/(loss) from continuing operations after cumulative effect of accounting changes	23,795	42,634	(36,754)
Adjustments to reconcile income/(loss) from continuing operations after accounting changes to net cash provided by operating activities:
Depreciation of property and equipment	104,345	100,770	99,873
Cumulative effect of accounting changes, net of tax	—	1,467	70,022
Amortization of intangible assets	2,033	2,369	1,235
Deferred taxes	970	16,468	(1,232)
(Gain)/loss on sale of property and equipment	738	(14,119)	(1,350)
Increase in non-current accrued claims and other	16,467	11,005	8,244
Changes in working capital affecting operations:
Accounts receivable	(38,323)	(329)	(21,709)
Operating supplies and prepaid expenses	265	1,447	(2,073)
Accounts payable	8,469	2,069	(2,500)
Accrued liabilities	15,000	8,124	14,386
Other non-current assets, net	11,585	(15,166)	(1,238)

Net cash provided by operating activities	145,344	156,739	126,904
Cash flows from investing activities:
Acquisitions	—	(4,883)	—
Mexico loan	(3,495)	(5,365)	—
Capital expenditures	(145,159)	(116,081)	(141,322)
Proceeds from sale of property and equipment	18,038	38,829	7,111
Disposition of USF Asia	—	—	(6,000)

Net cash used in investing activities	(130,616)	(87,500)	(140,211)

Cash flows from financing activities:
Dividends paid	(10,343)	(10,135)	(10,010)
Proceeds from the issuance of common stock	24,978	13,540	8,161
Repurchase of treasury stock	(172)	—	—
Proceeds from short-term bank debt	5	—	—
Payments on long-term bank debt	(65)	(5,143)	(1,042)

Net cash provided by/(used in) financing activities	14,403	(1,738)	(2,891)

Net cash used in discontinued operations	—	—	(1,749)

Net increase/(decrease) in cash	29,139	67,501	(17,947)
Cash at beginning of year	121,659	54,158	72,105

Cash at end of year	$150,798	$121,659	$54,158

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$19,425	$19,566	$19,481
Income taxes	8,147	7,389	11,437
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
      As a result of the change in revenue and expense recognition pro forma income from continuing operations and net income/(loss) for the years ended 2004, 2003, and 2002 follows:

Year	2004	2003	2002

Income from continuing operations before cumulative effect of accounting changes:
As reported	$23,795	$44,101	$33,268
Pro forma	23,795	44,101	32,728
Net income/(loss):
As reported	$23,795	$42,296	$(66,971)
Pro forma	23,795	43,763	(67,511)
Income per share from continuing operations before cumulative effect of accounting changes:
As reported, basic	$0.86	$1.62	$1.23
Pro forma, basic	0.86	1.62	1.22
As reported, diluted	0.85	1.61	1.22
Pro forma, diluted	0.85	1.61	1.20
Net income/(loss) per share:
As reported, basic	$0.86	$1.55	$(2.49)
Pro forma, basic	0.86	1.61	(2.51)
As reported, diluted	0.85	1.55	(2.45)
Pro forma, diluted	0.85	1.60	(2.47)
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

Casualty Claims
      Casualty claim reserves represent management’s estimates of claims for property damage, public liability and workers’ compensation. We manage casualty claims with the assistance of a third-party administrator (TPA) along with our insurers. We currently have a retention/deductible of $5,000 for public liability and $2,500 for workers’ compensation. Extensive analysis enables us to estimate casualty reserves, provide for incurred but not reported cases, and development patterns of cases consistently and adequately. At December 31, 2004 and 2003 we had reserve balances for casualty claims of $142,615 and $120,852, respectively.

Cargo Claims
      Our operating procedures are designed to minimize freight from being lost or damaged while in our care. We have developed reporting procedures to monitor the claims activity at each of our terminals and have developed a methodology to assess our accrual needs for cargo claims. This methodology is based on historical payment activity and lag times for reported claims. Our accrual includes an estimation of payments to be made for claims reported, claims incurred but not reported and specific estimations for any unusually large claims. Our accrual at December 31, 2004 and 2003 for these types of claims was $5,065 and $5,462, respectively.

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

Goodwill
      Goodwill was amortized on a straight-line basis up to 40 years through December 31, 2001. Upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, amortization ceased. The carrying value of goodwill is reviewed on an annual basis during the fourth quarter or whenever events or changes in circumstances indicate that the carrying value may be impaired. (See Note 9).

Income Taxes
      Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities provide for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The liability method is used to account for income taxes, which requires deferred taxes to be recorded at the statutory rate to be in effect when the taxes are paid. (See Note 6).

Concentration
      We are not dependent upon any particular industry. We provide services to a wide variety of customers including many large, publicly held companies. For the year ended December 31, 2004, no single customer accounted for more than 3.3% of our revenue and our 50 largest customers as a group accounted for approximately 25% of total revenue.

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
      The following table presents information necessary to calculate basic and diluted earnings per share and common equivalent shares:

Year	2004	2003	2002

Weighted-average shares outstanding — basic	27,805,307	27,207,392	26,900,311
Common stock equivalents	176,995	141,319	431,579

Weighted-average shares and equivalent — diluted	27,982,302	27,348,711	27,331,890

Anti-dilutive unexercised stock options excluded from calculations	648,734	862,850	1,113,100

Stock-based Compensation
      SFAS No. 123, “Accounting for Stock — Based Compensation,” establishes a fair value based method of accounting for stock options. We have elected to continue using the intrinsic value method prescribed under Accounting Principles Board (“APB”) No. 25 as permitted by SFAS No. 123. If we had elected to recognize compensation cost based on the fair value of the options at grant date, as prescribed by SFAS No. 123, our net

(Thousands of dollars, except share and per share amounts)
income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

Year	2004	2003	2002

Net income/(loss) — as reported	$23,795	$42,296	$(66,971)
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,126	4,817	5,523

Net income/(loss) — pro forma	$20,669	$37,479	$(72,494)

Basic earnings/(loss) per share — as reported	$0.86	$1.55	$(2.49)
Basic earnings/(loss) per share — pro forma	0.75	1.38	(2.69)
Diluted earnings/(loss) per share — as reported	0.85	1.55	(2.45)
Diluted earnings/(loss) per share — pro forma	0.74	1.37	(2.65)

Foreign Currency Translation
      The financial statements of our former (see Note 2) and current foreign subsidiaries were measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenue and expenses were translated at average rates of exchange during the year. The resulting cumulative translation adjustments at December 31 of 2004, 2003 and 2002 are included in our consolidated statements of stockholders’ equity.

Employee Benefit Plans
      We contribute to several union-sponsored multi-employer pension plans. These plans are not administered by us, and contributions are determined in accordance with provisions of negotiated labor contracts. Approximately 70% of our contributions are made to the Central States Pension Fund which has suffered significant investment losses in recent years.
      The Multi-Employer Pension Plan Amendments Act of 1980 established a continuing liability to such union-sponsored pension plans for an allocated share of each plan’s unfunded vested benefits upon substantial or total withdrawal by us or upon termination of the pension plans. The amount of liability has not been determined, but we would expect that it would be material. The Central States Pension Fund’s recent investment performance has adversely affected its funding levels and the fund is seeking corrective measures to address its funding. During the benefit period of the recent legislation, the Central States Plan is expected to meet the minimum funding requirements. If any of these plans, including the Central States Plan, fails to meet minimum funding requirements and the trustees of such a plan are unable to obtain a waiver of the requirements or certain changes in how the applicable plan calculates its funding level from the Internal Revenue Service (“IRS”) or reduce pension benefits to a level where the requirements are met, the IRS could impose an excise tax on all employers participating in these plans and contributions in excess of our contractually agreed upon rates could be required to correct the funding deficiency. If an excise tax were imposed on the participating employers and additional contributions required, it could have a material adverse impact on our financial results. To date, no withdrawal or termination has occurred or is contemplated other than the potential liability for USF Red Star discussed in Notes 3 and 10. For 2004, 2003 and 2002, our contributions to these pension plans were $81,829, $86,147 and $87,894, respectively.

Use of Estimates
      Our management has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(Thousands of dollars, except share and per share amounts)

Reclassifications
      Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) — a revision of SFAS No. 123 — “Accounting for Stock — Based Compensation”. This statement supersedes APB Opinion No. 25 and provides guidance on the accounting for transactions in which an entity obtains employee services for share-based payments. This statement does not change the guidance for share-based transaction with non-employees nor employee stock ownership plans originally provided by SFAS No. 123. This statement requires, effective for interim periods beginning after July 15, 2005 that share-based payments made to employees are recognized as compensation expense in an amount equal to the fair value of the share-based payments, typically over any related vesting period. We will adopt the modified prospective method as proposed in SFAS No. 123(R) in our 2005 third quarter. We expect to recognize approximately $2,000 of pre-tax compensation expense in 2005.

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

(Thousands of dollars, except share and per share amounts)
      Loss from discontinued operations consisted of the following:

Year	2004	2003	2002

Revenue	$—	$—	$187,638
Loss from operations	—	(577)	(23,885)
Income tax benefits	—	239	6,907

Loss from operations, net	—	(338)	(16,978)

Loss on disposal	—	—	(42,299)
Income tax benefits on disposal	—	—	29,060

Loss on disposal, net	—	—	(13,239)

Loss from discontinued operations, net	$—	$(338)	$(30,217)

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

(3)	Restructuring and Impairment Charges
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
      Our 2004 financial statements include operating losses and shutdown costs for USF Red Star of $38,556, of which $19,097 represent operating losses primarily for salaries and benefits for our employees assisting in the wind-down of operations, legal fees, and other miscellaneous expenses and $2,961 represent operating losses incurred prior to the shutdown. The remaining $16,498 represents costs associated with exit and disposal activities per SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Due to the shutdown of USF Red Star, we are subject to withdrawal liability for up to 11 multi-employer pension plans. Of the $16,498, $4,988 relates to payments made under the Multi-Employer Pension Plan Amendment Act of 1980 (“MEPPA”) and $2,083 relate to accruals recognized for two plans. While we cannot estimate the ultimate liability of the remaining 9 plans, these payments were required to be made to certain of these funds under MEPPA. However, we are entitled to review and contest liability assessments provided by various funds

(Thousands of dollars, except share and per share amounts)
as well as determine the mitigating effect of USF Holland’s expansion into certain of the geographic areas previously covered by USF Red Star. Refer to Note 10 for more information.

Year-to-Date
December 31, 2004

Shutdown costs:
Employee severance	$5,189
Write-off of assets and change in allowance for uncollectible accounts	3,332
Operating leases and property taxes	906
MEPPA accrual	2,083
MEPPA payments	4,988

16,498
Operating losses:
Prior to shutdown	2,961
After shutdown	19,097

22,058

Total shutdown costs and operating losses	$38,556

      The following is a summary of the accruals recorded on the balance sheet for lease obligations and severance costs related to the shutdown of USF Red Star:

	Lease	Severance
	Obligations	Costs	Total

Balance at December 31, 2003	$—	$—	$—
Charges	906	5,189	6,095
Payments	(591)	(4,075)	(4,666)

Balance at December 31, 2004	$315	$1,114	$1,429

      During the 2004 second quarter, we abandoned an LTL information technology project because of software stability and performance issues realized at the conclusion of pilot tests in the 2004 second quarter. As a result, we recorded an impairment charge of $5,980 in the Corporate and Other Operating Expenses line in our financial statements to write the asset down to zero.

(4)	Operating Leases
      We lease certain terminals, warehouses, vehicles and data processing equipment under long-term lease agreements that expire in various years through 2039.
      The following is a schedule of future minimum rental payments on leases that had initial or remaining non-cancelable lease terms in excess of one year at December 31, 2004.

Year

2005	$16,882
2006	13,462
2007	7,672
2008	4,900
2009	3,557
Subsequent years	2,773

$49,246

(Thousands of dollars, except share and per share amounts)
      Rental expense in our accompanying consolidated statements of operations for 2004, 2003, and 2002 was $25,959 $27,718 and $29,406, respectively.

(5)	Short-Term Borrowings and Long-Term Debt
      Long-term debt consists of the following:

	2004	2003

Unsecured notes(a)	$250,000	$250,000
Unsecured lines of credit(b)	—	—
Secured lines of credit(c)
Other	87	147

	250,087	250,147
Less current maturities	65	60

	$250,022	$250,087

(a)	We issued guaranteed unsecured notes of $150,000 on April 25, 2000 that are due April 15, 2010 and bear interest at 8.5%. The notes are redeemable in whole or part any time before maturity and have no sinking-fund requirements. We also issued guaranteed unsecured notes of $100,000 on May 1, 1999 that are due May 1, 2009 and bear interest at 6.5%. The notes are redeemable in whole or part any time before maturity and have no sinking-fund requirements. Based upon our incremental borrowing rates for similar types of borrowing arrangements, the fair value of the notes at December 31, 2004 was approximately $286,000.

Our guaranteed notes are fully and unconditionally guaranteed, on a joint and several basis, on an unsecured senior basis, by substantially all of our direct and indirect domestic subsidiaries (the “Subsidiary Guarantors”). All of our assets were owned by the Subsidiary Guarantors and substantially all of our operations were conducted by the Subsidiary Guarantors. Accordingly, the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors were substantially equivalent to the assets, liabilities, earnings and equity shown in our consolidated financial statements. Our subsidiaries, other than the Subsidiary Guarantors, are minor. There are no restrictions on our ability to obtain funds from our subsidiaries by dividend or loan. We, therefore, are not required to present separate financial statements of our Subsidiary Guarantors, and other disclosures relating to them.

On January 31, 2000, we filed a Form S-3 shelf registration statement that allowed for the sale of up to $400,000 in additional guaranteed notes. As of December 31, 2004, $250,000 of notes may be issued under this shelf registration statement.

(b)	We have a $200,000 committed credit facility through a syndicate of commercial banks that expires in October 2005. The facility allows up to $125,000 for standby letters of credit to be utilized in our self-insurance program and other letter of credit requirements. The facility has an annual fee and contains customary financial covenants including maintenance of minimum net worth and funded debt to cash flow. At December 31, 2004, we were in compliance with all covenants related to this credit facility. At December 31, 2004, we had no borrowings and had $117,442 in outstanding letters of credit under this facility. In addition to our committed credit facility, we maintained a $10,000 uncommitted line of credit that had no outstanding borrowings at December 31, 2004. This facility and line of credit are used in conjunction with a centralized cash management system to finance our short-term working capital needs thereby assisting us and managing our cash balances. We intend to renew this facility prior to its expiration.

(c)	On December 28, 2004, we and certain of our subsidiaries completed arrangements for a $100,000 3-year trade receivables securitization facility with ABN AMRO, Inc. As part of this arrangement, we formed a

(Thousands of dollars, except share and per share amounts)

special-purpose, bankruptcy-remote subsidiary (“USF Finance Company LLC”) with two classes of stock. Class A shares, which have 100% of the voting rights but no beneficial interests, are held exclusively by an external independent entity and Class B shares, which have no voting rights but have 100% of the beneficial interests, are held exclusively by USF Corporation. The sole purpose of USF Finance Company LLC is to buy receivables from certain subsidiaries of ours and sell undivided interests in accounts receivable to certain commercial paper conduits of ABN AMRO Inc. and to USF Assurance Company Ltd (100% owned subsidiary of USF Corporation). The assets of USF Finance Company LLC are not available to pay our claims or any of its entities.

Sales of undivided interests in the pool of accounts receivables are accounted for as a secured borrowing whereby all receivables outstanding under the program and the corresponding debt will be recognized in our consolidated balance sheet, and as part of the LTL Group for segment reporting in Note 14. USF Finance Company LLC had $190,626 million of accounts receivable at December 31, 2004. There were no securitized borrowings outstanding at December 31, 2004.

The ongoing costs of this program were charged to interest expense in the Consolidated Statements of Operations. At December 31, 2004, we were in compliance with all covenants related to the securitization program.
      The aggregate annual maturities of our debt at December 31, 2004 were as follows:

Year	Amount

2005	$65
2006	22
2007	—
2008	—
2009	100,000
Subsequent years	150,000

$250,087

(6)	Income Taxes
      A reconciliation of the statutory federal income tax rate with our effective income tax rate from continuing operations before minority interest and cumulative effect of accounting changes is as follows:

	2004		2003		2002

Year	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate

Federal income tax at statutory rate	$14,625	35.0%	$25,792	35.0%	$21,665	35.0%
State income tax, net of federal tax benefit	4,880	11.1%	2,991	4.0%	2,861	4.6%
Foreign income taxes	913	0.4%	642	0.1%	16	—
Asia exit costs	—	—	—	—	3,500	5.6%
Other	(355)	-0.8%	1,759	2.3%	682	1.1%

Total income tax expense	$20,063	45.7%	$31,184	41.4%	$28,724	46.3%

      The increase in our 2004 state tax effective rate was primarily attributable to the discontinued operations of USF Red Star and the loss of their future state tax benefits which may have been realizable had they remained in operation. U.S. income taxes and foreign withholding taxes have not been provided for on the undistributed earnings of certain foreign subsidiaries. We intend to reinvest these earnings indefinitely in our foreign subsidiaries.

(Thousands of dollars, except share and per share amounts)
      The components of our provision for income taxes are as follows:

Year	2004	2003	2002

Current expense:
Federal	$12,509	$9,421	$25,147
State	5,671	4,653	4,793
Foreign	913	642	16

	19,093	14,716	29,956

Deferred expense:
Federal	(623)	16,519	(841)
State	1,593	(51)	(391)

	970	16,468	(1,232)

Total income tax expense	$20,063	$31,184	$28,724

      The following is a summary of the components of our deferred income tax assets and liabilities at December 31, 2004 and December 31, 2003:

	2004	2003

Deferred tax assets:
Deferred compensation	$8,150	$7,450
Insurance and claims	59,309	50,840
Vacation pay	10,182	10,941
Tax loss credit and carry forwards	4,529	3,459
Other	372	(237)

	82,542	72,453

Deferred tax liabilities:
Software development costs	12,856	12,221
Property and equipment, principally due to accelerated depreciation	132,600	122,176

Net deferred tax liabilities	$62,914	$61,944

      As of December 31, 2004 our federal and state net operating loss carry-forwards for income tax purposes were $7,500 and $2,500, respectively. If not utilized, the federal net operating loss carry-forward will expire in 2022, and the state net operating loss carry-forwards will begin to expire in 2005. As of December 31, 2004, our federal and state tax credit carry-forwards for income tax purposes were $600 and $300, respectively. If not utilized, the federal tax credit carry-forwards will begin to expire in 2020, and state tax credit carry-forwards will begin to expire in 2019.
      Our tax return for 2002 included a tax loss of $157,700 as a result of actions taken in that year to relinquish our interest in USF Asia and the sale of our freight forwarding business. The total liquidity benefit from this loss will be $57,200. The liquidity benefit is in the form of federal and state cash tax savings beginning in 2002 and ending in 2005 when the loss is expected to be fully utilized. In 2002 a reserve was established to reflect our estimate of the amount that is probable of being payable if the benefit is successfully challenged by the tax authorities. As of December 31, 2004, the reserve balance is $19,500.
      Our federal income tax returns for the calendar years 2000, 2001 and 2002 are under examination by the Internal Revenue Service.

(Thousands of dollars, except share and per share amounts)

(7)	Employee Benefit Plans
      We maintain a salary deferral 401(k) plan covering substantially all of our employees who are not members of a collective bargaining unit and who meet specified service requirements. Contributions are based upon participants’ salary deferrals and compensation and are made within Internal Revenue Service limitations. For 2004, 2003 and 2002, our contributions for these plans were $12,400, $11,844 and $11,623, respectively. We do not offer post-employment or post-retirement benefits.
      We contribute to several union-sponsored multi-employer pension plans. These plans are not administered by us, and contributions are determined in accordance with provisions of negotiated labor contracts. Approximately 70% of our contributions are made to the Central States Pension Fund which has suffered significant investment losses in recent years.
      The Multi-Employer Pension Plan Amendments Act of 1980 established a continuing liability to such union-sponsored pension plans for an allocated share of each plan’s unfunded vested benefits upon substantial or total withdrawal by us or upon termination of the pension plans. The amount of liability has not been determined, but we would expect that it would be material. The Central States Pension Fund’s recent investment performance has adversely affected its funding levels and the fund is seeking corrective measures to address its funding. During the benefit period of the recent legislation, the Central States Plan is expected to meet the minimum funding requirements. If any of these plans, including the Central States Plan, fails to meet minimum funding requirements and the trustees of such a plan are unable to obtain a waiver of the requirements or certain changes in how the applicable plan calculates its funding level from the Internal Revenue Service (“IRS”) or reduce pension benefits to a level where the requirements are met, the IRS could impose an excise tax on all employers participating in these plans and contributions in excess of our contractually agreed upon rates could be required to correct the funding deficiency. If an excise tax were imposed on the participating employers and additional contributions required, it could have a material adverse impact on our financial results. To date, no withdrawal or termination has occurred or is contemplated other than the potential liability for USF Red Star discussed in Notes 3 and 10. For 2004, 2003 and 2002, our contributions to these pension plans were $81,829, $86,147 and $87,894, respectively.
      We maintain a non-qualified deferred compensation plan for the benefit of a select group of our management. The purpose of the plan is to enhance our ability to attract and retain qualified management personnel by providing an opportunity to defer a portion of their compensation that cannot be deferred under our 401(k) plan. We also maintain a supplemental executive retirement plan (defined contribution) to provide benefits to a select group of our management who contribute significantly to our continued growth, development and future business. In 2004, 2003 and 2002, we contributed $1,023, $1,656 and $1,579, respectively, to this plan. We have established a grantor trust (Rabbi Trust) for benefits payable under our non-qualified deferred compensation and supplemental executive retirement plans.

(8)	Common Stock
      We maintain two employee stock purchase plans, which provide for the purchase of an aggregate of not more than 1,225,000 shares of our common stock. Each eligible employee may designate the amount of regular payroll deductions, subject to a yearly maximum, that is used to purchase shares at a discount from the month-end market price. At December 31, 2004, 1,117,315 shares had been issued under these plans.
      We maintain stock option plans that provide for the granting of options to key employees and non-employee directors to purchase an aggregate of not more than 5,175,000 shares of our common stock. Stock options issued under these plans are exercisable for periods up to ten years from the date an option is granted. At December 31, 2004 there were 1,836,335 shares available for granting under the plans. For all stock options that have been granted by us, the exercise prices of all the stock options were equal to the market prices of the underlying stock on the grant dates, therefore no compensation was recognized.

(Thousands of dollars, except share and per share amounts)
      In 2004, 2003 and 2002, we issued 858,823, 458,302 and 303,377 common shares, respectively, through the exercise of stock options or the purchase, by employees, through our stock option and stock purchase programs. In 2004, we repurchased 5,221 common shares related to the vesting of restricted stock, and in 2003 we repurchased 14,000 common shares in the open market for approximately $336 under a board authorized repurchase program. There were no shares repurchased in 2004 and 2002. At December 31, 2004 we had authorization to repurchase approximately 500,000 additional shares. Repurchased shares were included in “Treasury Stock” and were the first shares to be used in our employee stock purchase plans or when employees exercised stock options. The repurchased shares were recorded at cost and when issued for employee stock purchase plan allocations or when employees exercise stock options the value of treasury stock was reduced at the average cost per share of all shares available in the treasury stock account. If allocations under the employee stock purchase plans or employee stock option exercises (on a per share price basis) exceeded the current treasury stock average price per share, the excess was recorded as paid in capital.
      We estimated the fair value of each option on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 2004, 2003 and 2002: dividend yield ranging from 1.02% to 1.42%; expected volatility ranging from 26.92% to 41.20%; risk-free interest rates at grant date ranging from 2.48% to 4.51%; and expected lives ranging from 4.35 to 4.53 years.
      A summary of the status of our stock option plans is presented below:

Year	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,516,843	$30.23	3,133,886	$29.82	2,659,113	$28.48
Granted	75,000	33.27	366,200	29.80	928,110	32.45
Exercised	(761,200)	25.57	(372,143)	24.83	(228,721)	22.90
Forfeited	(445,730)	29.58	(611,100)	30.54	(224,616)	31.93

Outstanding at end of year	1,384,913	31.71	2,516,843	30.23	3,133,886	29.82

Options exercisable at year end	953,033	31.85	1,594,386	29.22	1,424,497	28.03

Weighted-average fair value of options granted during the year	$8.87		$7.05		$11.81

      The following table summarizes information about stock options outstanding at December 31, 2004:

	Outstanding Options

		Weighted-		Options Exercisable
		Average
	Number	Remaining	Weighted-	Number	Weighted-
Range of	Outstanding	Contractual Life	Average	Exercisable at	Average
Exercise Prices	at 12/31/04	(Years)	Exercise Price	12/31/04	Exercise Price

$19.63-$24.06	255,100	5.57	$23.17	180,600	$22.92
24.94-27.31	190,500	3.84	25.00	190,500	25.00
28.92-33.42	398,513	6.61	30.70	215,513	30.54
34.06-46.63	540,800	6.07	38.84	366,420	40.59

	1,384,913	5.83	$31.71	953,033	$31.85

(Thousands of dollars, except share and per share amounts)
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

(9)	Goodwill and Other Intangible Assets
      Under SFAS No. 142 “Goodwill and Other Intangible Assets,” previously recorded goodwill and other intangible assets with indefinite lives are no longer amortized but are subject to impairment tests annually. As a result of implementing this new standard, we no longer amortize goodwill and recorded an impairment charge of $70,022 at USF Worldwide, our discontinued freight forwarding segment. The charge was shown as a cumulative effect of change in accounting for goodwill in the first quarter of 2002. Goodwill and other intangible assets consist of the following:

Year		2004		2003

		Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	Life (Yrs)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists	5	$270	$(171)	$9,444	$(7,411)
Non-competes	5	191	(73)	5,347	(5,184)

Total		$461	$(244)	$14,791	$(12,595)

Intangible assets not subject to amortization:
Goodwill		$100,813	$—	$100,813	$—

Aggregate amortization expense for the year ended December 31, 2004		$2,033

      Due to the closure of USF Red Star, the gross carrying amount and accumulated amortization of USF Red Star intangible assets, which net to zero, have been removed from the 2004 financial statements.
      The 2004 amortization expense included an $805 write-off of intangible assets due to the closure of USF Red Star.
      Estimated amortization expense for each of the years ending December 31 is as follows:

Year

2005	$128
2006	89

Total	$217

(Thousands of dollars, except share and per share amounts)
      The changes in the carrying amount of goodwill during 2004, and the goodwill balances by operating segment as of December 31, 2004 are as follows:

	LTL	TL	Logistics	Total

Balance as of December 31, 2002	$57,273	$10,574	$32,662	$100,509
Additions		304		304

Balance as of December 31, 2003	57,273	10,878	32,662	100,813
Additions

Balance as of December 31, 2004	$57,273	$10,878	$32,662	$100,813

(10)	Commitments and Contingencies
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
      Due to the shutdown of USF Red Star, it is probable that we will be subject to withdrawal payments for up to 11 multi-employer pension plans. We continue to gather information to determine the extent of such withdrawal liability from each of the plans. We accrued $2,083 in 2004 related to two of these plans. Given the lack of current information, complexity of the calculations and the expected mitigation relative to the USF Holland expansion, the final withdrawal liability, which may be material to our financial position, cannot currently be estimated for the remaining 9 plans, and therefore we have not accrued any costs related to these 9 plans. We believe the process to determine withdrawal liability will likely take at least several months, but it could extend to a year or more for the following reasons: the time it will take to obtain information from the pension plans and analyze such information; substantial negotiations with these pension plans over withdrawal liability; and any potential arbitration of the issues, other legal proceedings, and the unknown mitigating effect of the USF Holland expansion. In 2004, $4,988 in payments were made under MEPPA. While we cannot estimate the ultimate liability, these payments were required to be made to certain of these plans under MEPPA. However, we are entitled to review and contest liability assessments provided by various funds as well as determine the mitigating effect of USF Holland’s expansion into certain of the geographic areas previously covered by USF Red Star.
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
      On January 14, 2005, USF Corporation was served with a complaint which was filed by Guaranteed Overnight Delivery, Inc. (G.O.D.) on December 29, 2004 in the Superior Court of New Jersey, Bergen County. In the complaint, G.O.D. alleges that USF Corporation owes G.O.D. $1,324 for services performed by G.O.D. for USF Corporation pursuant to an interline agreement. On January 26, 2005 USF Corporation filed an answer to the Complaint denying all allegations. In addition, USF asserted numerous affirmative defenses (including, but not limited to, failure to sue proper parties, failure to state a claim, offset, and lack of jurisdiction) and filed a Notice of Removal of the case to the United States District Court for the District of

(Thousands of dollars, except share and per share amounts)
New Jersey. USF believes that the debt alleged by G.O.D. is overstated, and that the entire amount owed to G.O.D. is offset by amounts owed by G.O.D. to USF.
      On January 26, 2005, USF Bestway, Inc., USF Dugan, Inc., USF Holland, Inc., USF Reddaway, Inc. and USF Red Star, Inc. (“USF Carriers”) filed a Complaint against G.O.D. in the United States District Court for the District of New Jersey. In the Complaint the USF Carriers allege that G.O.D. owes the USF Carriers $890 for services performed by the USF Carriers for G.O.D. as well as additional undetermined amounts for damage claims sustained in connection with services performed by G.O.D. for the USF Carriers. At no point prior to receipt of the complaint was USF Corporation aware that G.O.D.’s claim allegedly amounted to $1,324. USF Carriers intend to vigorously defend G.O.D.’s claim and pursue the counterclaim.
      On November 19, 2004, the Teamsters National Freight Industry Negotiating Committee (“TNFINC”) filed a complaint against USF Corporation, USF Red Star Inc. and USF Holland Inc. in the United States District Court for the Eastern District of Pennsylvania. On January 13, 2005, service of process was effectuated on all three USF defendants. TNFINC alleges certain violations of the National Labor Relations Act and asks for damages. Additionally, TNFINC filed a class action suit on behalf of the employees of USF Red Star alleging violations of the federal Worker Adjustment and Retraining Notification Act (“WARN”) similar to other WARN actions mentioned below. USF intends on vigorously defending this action.
      Including the TNFINC WARN action mentioned above, USF Corporation and/or USF Red Star, Inc. are currently named in five class action lawsuits alleging violations of the federal WARN Act. Three WARN class actions are pending in the United States District Court for the Eastern District of Pennsylvania and one each is pending in the United States District Court for the District of Connecticut and the United States District Court for the Western District of New York. The WARN action in the Western District of New York was filed in late January 2005 by former mechanics of USF Red Star’s Buffalo, New York terminal.
      On September 30, 2004 USF Red Star filed a motion to transfer and consolidate the three original WARN actions with the Multidistrict Litigation Judicial Panel (MDL Panel) requesting that all three cases be consolidated and transferred to the United States District Court for Northern District of New York where USF Red Star’s former headquarters are located in Auburn, New York. On February 16, 2005, the MDL Panel transferred three of the five WARN cases to the United States District Court for the Eastern District of Pennsylvania.
      We are routinely involved in a number of legal proceedings and claims arising in the ordinary course of business, primarily involving claims for bodily injury and property damage incurred in the transportation of freight. The estimated liability for claims included in liabilities, both current and long-term, is $63,320 and $94,034, respectively, in 2004 and $52,772 and $80,707, respectively, in 2003 reflects the estimated ultimate cost of self-insured claims incurred, but not paid, for bodily injury, property damage, cargo loss and damage, and workers’ compensation. We believe the outcome of these matters is not expected to have any material adverse effect on our consolidated financial position or results of our operations and have been adequately provided for in our financial statements.
      At December 31, 2004, we had capital purchase commitments of $12,399 for land and improvements, $2,885 for revenue equipment, and $2,110 for information technology related projects.
      We use underground storage tanks at certain terminal facilities and maintain a comprehensive policy of testing, upgrading, replacing or eliminating these tanks to protect the environment and comply with various Federal and state laws. We take prompt remedial action whenever any contamination is detected.

(11)	Related Parties
      In 2002, we made a $700 loan to Douglas R. Waggoner, President, USF Bestway Inc., pursuant to our executive relocation program. The loan was due on December 31, 2002 and has been repaid.

(Thousands of dollars, except share and per share amounts)
      William N. Weaver, Jr., a former director, is a member of the law firm of Sachnoff & Weaver, Ltd. An Illinois professional corporation, Sachnoff & Weaver, Ltd. has acted and continues to act as outside counsel to us with regard to certain matters. We believe that the legal fees billed to us for these services were at market rates. We paid $384, $653 and $725 in 2004, 2003 and 2002, respectively, to Sachnoff & Weaver, Ltd.

(12)	Acquisitions
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

(13)	Joint Venture
      In December, 2003 we began offering transportation and logistics services in Mexico and across the United States/ Mexico border through a joint venture with the shareholders of Autolineas Mexicanas S.A. de C.V. (“ALMEX”). As of December 31, 2004, we had invested $9,360 in the form of a loan, which can be converted to equity at our option. Included in the $9,360 is $500 that was loaned prior to the finalization of the joint venture agreement and secured by the trade receivables of ALMEX. We have the option to eventually own a majority position.

(14)	Business Segments
      We have four reportable business segments: (1) LTL Trucking, (2) TL Trucking, (3) Logistics and (4) Corporate and Other. Our LTL trucking segment provides regional and inter-regional delivery of goods throughout the U.S., to certain areas of Canada and throughout Mexico via our joint venture with ALMEX. Our TL subsidiary provides premium regional and national TL services. Our Logistics subsidiaries provide solutions to customers’ logistics and distribution requirements and domestic ocean freight services. The Corporate and Other segment performs support activities to our operating segments including executive, IT, corporate sales and various financial management functions. Our reportable business segments are managed separately because each business has different customer requirements and service offerings.
      The accounting policies of our segments are the same as those described in the summary of significant accounting policies. Intangible assets are included in each segment’s reportable assets, but the amortization of these intangible assets is not included in the determination of a segment’s income or loss from operations. We evaluate performance based on income or loss from operations before income taxes, interest, amortization of intangibles and other non-operating income (expenses).

Year	2004	2003	2002

Revenue
LTL	$2,005,330	$1,898,668	$1,866,892
TL	133,725	128,093	114,151
Logistics	269,378	276,441	278,161
Intercompany eliminations	(13,854)	(11,063)	(8,678)
Corporate and Other	—	—	—

Total Revenue from Continuing Operations	$2,394,579	$2,292,139	$2,250,526

(Thousands of dollars, except share and per share amounts)

Year	2004	2003	2002

Income From Operations
LTL	$93,348	$110,555	$105,172
TL	3,368	4,663	5,311
Logistics	9,765	9,270	12,603
Freight Forwarding — Asia exit costs	—	—	(12,760)
Corporate and Other	(40,703)	(26,527)	(28,237)
Amortization of intangibles	(2,033)	(2,369)	(1,235)
Interest expense	(20,917)	(20,900)	(20,516)
Interest income	2,824	1,867	2,708
Other, net	(1,794)	(1,274)	(1,054)

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting changes	$43,858	$75,285	$61,992

Assets
LTL	$1,004,288	$1,005,102	$952,309
TL	92,346	93,523	87,336
Logistics	146,636	142,958	154,153
Corporate and Other	197,925	116,505	101,473

Total Assets	$1,441,195	$1,358,088	$1,295,271

Capital Expenditures
LTL	$104,764	$72,000	$99,333
TL	11,352	7,858	18,194
Logistics	7,803	6,197	15,324
Corporate and Other	21,240	30,026	8,471

Total Capital Expenditures	$145,159	$116,081	$141,322

Depreciation Expense
LTL	$72,369	$73,000	$72,726
TL	11,494	10,985	10,900
Logistics	11,958	11,998	12,208
Corporate and Other	8,524	4,787	4,039

Total Depreciation Expense	$104,345	$100,770	$99,873

(Thousands of dollars, except share and per share amounts)

(15)	Quarterly Financial Information (unaudited)

Quarters	First	Second	Third	Fourth	Total

2004
Revenue	$616,767	$611,860	$582,079	$583,873	$2,394,579
Income/(loss) from continuing operations	7,116	(2,017)	12,068	6,628	23,795
Net income/(loss)	7,116	(2,017)	12,068	6,628	23,795
Net income/(loss) per share — basic	0.26	(0.07)	0.43	0.24	0.86
Net income/(loss) per share — diluted	0.26	(0.07)	0.43	0.23	0.85
Dividends declared per share	0.0933	0.0933	0.0933	0.0933	0.37330

2003
Revenue	$593,702	$567,085	$584,705	$546,647	$2,292,139
Income from continuing operations	4,240	8,114	13,091	18,656	44,101
Net income	2,766	8,076	12,961	18,493	42,296
Net income per share — basic	0.10	0.30	0.47	0.67	1.55
Net income per share — diluted	0.10	0.30	0.47	0.67	1.55
Dividends declared per share	0.0933	0.0933	0.0933	0.0933	0.37330

(16)	Subsequent Events
      On February 25, 2005, we sold 100% of the stock of USF Processors Inc. for $4,500 in cash to Carolina Logistic Services Inc. USF Processors Inc. is our food and pharmaceutical reverse logistics operation and is included in our Logistics segment. USF Processors Inc. had revenue of $33,089 in 2004.
      On February 27, 2005, USF Corporation (USF) and Yellow Roadway Corporation (Yellow Roadway) entered into a definitive agreement pursuant to which Yellow Roadway will acquire USF through the merger of USF with and into a wholly owned subsidiary of Yellow Roadway. At the effective time of the merger, each USF share will be cancelled and converted into the right to receive either 0.9024 shares of Yellow Roadway common stock or, upon a valid cash election, $45.00 in cash. Notwithstanding the individual elections of the USF shareholders, 50% of the USF shares shall be converted into cash and (I) to the extent more than 50% of the USF shares elect to receive cash, those USF shareholders that elect to receive cash will receive proportionately less cash and more Yellow Roadway stock and (II) to the extent fewer than 50% of the USF shares elect to receive cash, the USF shares that did not elect to receive cash will receive proportionately less Yellow Roadway stock and more cash, such that, in each case, 50% of the USF shares outstanding on the second trading day immediately prior to the closing of the merger will receive cash and 50% will receive Yellow Roadway stock. As a result, the aggregate cash consideration to be paid in the transaction is expected to be $639 million (based on the number of USF shares outstanding as of February 24, 2005). Notwithstanding the foregoing, if the aggregate value of the stock consideration falls below 45% of the total consideration to be paid by Yellow Roadway to USF shareholders pursuant to the definitive agreement, then the aggregate amount of cash consideration and the aggregate amount of stock consideration will be adjusted to the extent necessary to preserve the tax-free treatment of the stock consideration to be received by USF shareholders in the transaction. The transaction is subject to the approval of shareholders of both companies. In addition, the acquisition is subject to the expiration or termination of the waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. The parties currently expect the transaction to close in the summer of 2005.

Item 9A —	Controls and Procedures
      In order to ensure information for disclosure in our filings of periodic reports with the Securities and Exchange Commission is identified, recorded, processed, summarized and reported on a timely basis, we have

(Thousands of dollars, except share and per share amounts)
adopted disclosure controls and procedures. Our Chief Financial Officer, Thomas E. Bergmann, has reviewed and evaluated our disclosure controls and procedures as of March 11, 2005 and has concluded that our disclosure controls and procedures were adequate as of that date.
      There were no changes in our internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Management Report on Internal Control Over Financial Reporting
      We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      We assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
      Based on our assessment, we believe that, as of December 31, 2004, our internal control over financial reporting is effective.
      Our independent auditors have issued an audit report on our assessment of internal control over financial reporting. This report appears on the following page.

(Thousands of dollars, except share and per share amounts)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
USF Corporation:
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that USF Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
March 14, 2005
Chicago, Illinois

(Thousands of dollars, except share and per share amounts)
PART III

Item 10 —	Directors and Executive Officers of the Registrant
      The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Position

Directors
Morley Koffman	75	Director
Stephen W. Lilienthal	55	Director
Anthony J. Paoni	60	Director
Glenn R. Richter	43	Director
Neil A. Springer	66	Director
Michael L. Thompson	49	Director
Paul J. Liska	49	Executive Chairman and Director
Thomas E. Bergmann	38	Interim Chief Executive Officer & Chief Financial Officer
Steven Caddy	48	President and CEO, USF Holland Inc.
Edward R. Fitzgerald	46	President and CEO, USF Reddaway Inc.
Douglas R. Waggoner	46	President and CEO, USF Bestway Inc., formerly Senior Vice President, Strategic Marketing
      Morley Koffman has been a director of the Company since December 1991 and was Chairman of the Board until January 1998. Since April 1, 1993, Mr. Koffman has been a member of the law firm of Koffman Kalef. Mr. Koffman is a director of Ainsworth Lumber Co. Ltd., Lions Gate Entertainment Corporation, and several privately held corporations.
      Stephen W. Lilienthal has been a director of the Company since September 2003. Mr. Lilienthal has been Chief Executive Officer of CNA Financial Corporation since August 2003. Prior to that, Mr. Lilienthal was President and Chief Executive Officer, Property and Casualty Operations of the CNA insurance companies. From 1999 to 2002, Mr. Lilienthal was Executive Vice President, US Insurance Operations at The St. Paul Companies. From 1998 to 1999, Mr. Lilienthal was Executive Vice President, Commercial Lines Group at The St. Paul Companies.
      Anthony J. Paoni has been a director of the Company since July 1997. Mr. Paoni has been a professor at the Kellogg School of Management, Northwestern University since September 1996. Prior to that, he was an officer of several private software development companies. Since April 2002, Mr. Paoni has been Vice Chairman and Partner of DiamondCluster International, Inc. Mr. Paoni is a director of CompuCom Systems, Inc.
      Glenn R. Richter has been a director of the Company since January 2005. Recently, Mr. Richter was named Chief Financial Officer of R.R. Donnelly & Company. Formerly, he was Executive Vice President and Chief Financial Officer of Sears Roebuck and Co. From June 2001 until October 2002, he was Senior Vice President, Finance for Sears Roebuck and Co. From February 2000 until June 2001, he was Vice President, Controller for Sears Roebuck and Co.
      Neil A. Springer has been a director of the Company since December 1991. He was elected Non-Executive Chairman of the Company in September 2003. He has been Managing Director of Springer & Associates since June 1994. Mr. Springer is a director of Idex Corporation, Walter Industries, Inc., and CUNA Mutual Insurance Society.

(Thousands of dollars, except share and per share amounts)
      Michael L. Thompson has been a director of the Company since July 2004. Currently, he is President and Chief Executive Officer of Fair Oaks Farms. From January 2000 until January 2004, he was Vice President, Supply Chain for McDonalds Corporation.
      Paul J. Liska was appointed as our Executive Chairman on November 2, 2004. Mr. Liska has been a member of our Board of Directors since February 2003. He is currently an Industrial Partner with Ripplewood Holdings LLC, a large private equity investment firm. From October 2002 until November 2003, Mr. Liska was Executive Vice President and President, Credit and Financial Products for Sears Roebuck and Co. From 2001 until 2002, Mr. Liska was Executive Vice President and Chief Financial Officer for Sears Roebuck and Co. Prior to joining Sears Roebuck and Co. in 2002, Mr. Liska was Executive Vice President and Chief Financial Officer of The St. Paul Companies, Inc., which he joined in 1997. Mr. Liska is a director of CNA Financial Corporation, Wintrust Financial Corporation, and Children’s Memorial Hospital.
      Thomas E. Bergmann has been our Interim Chief Executive Officer since November  2, 2004; Mr. Bergmann has been our Chief Financial Officer since February 2004. Prior to that Mr. Bergmann was Vice President Finance for Sears Roebuck & Co.’s Credit and Financial Products and Product Repair Services businesses. Prior to this position, Mr. Bergmann served as Vice President and Controller for Sears Roebuck & Co. Mr. Bergmann’s career also includes senior finance positions at The St. Paul Companies, Inc., where he was Vice President & Treasurer, Johnson & Johnson and Honeywell.
      Steven Caddy was appointed President, USF Holland in 2003. Prior to that he was President of our USF Red Star Inc. subsidiary, and our Vice President, Process Integration starting in April 2002. Prior to that he was Senior Vice President Sales and Operations for Daylight Transport LLC from 1999 to 2001. Prior to that, Mr. Caddy worked for Consolidated Freightways in various positions.
      Edward R. Fitzgerald was appointed President, USF Reddaway Inc. in March 2004. Prior to that he was Chief Operating Officer and Executive Vice President of USF Reddaway Inc from January 2003 until March 2004. Prior to that he was Vice President, Operations since May 2000. Before joining USF, Mr. Fitzgerald was Senior Vice President, Operations of Daylight Transport LLC.
      Douglas R. Waggoner, was appointed President, USF Bestway in June 2004. Prior to that he was our Senior Vice President, Strategic Marketing since January 16, 2002. Mr. Waggoner has over 20 years of experience in the trucking industry. Before joining USF, Mr. Waggoner was President and Chief Operating Officer of Daylight Transport LLC. from 1998 to 2002. Prior to that, Mr. Waggoner worked for Yellow Freight in various positions.
      The Audit Committee, currently consisting of directors Glenn R. Richter (Chairman), Morley Koffman, Stephen W. Lilienthal, Michael L. Thompson and Neil A. Springer, met 8 times during 2004. The Audit Committee oversees the activities of our independent auditors. Each member of the Audit Committee is an “independent director,” as that term is defined in Rule 4200(a)(5) of the National Association of Securities Dealers’ (the “NASD”) listing standards. All Audit Committee members possess the required level of financial literacy. Mr. Richter has been designated as the “Audit Committee’s Financial Expert.” His background includes over fifteen years of corporate financial experience including holding the positions of Controller and Chief Financial Officer in two public companies. The Audit Committee operates under a formal charter that governs its duties.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and The Nasdaq® Stock Market. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by it, we believe that during 2004, all filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

(Thousands of dollars, except share and per share amounts)
      We operate within a corporate governance plan for the purpose of defining responsibilities, setting high standards of professional and personal conduct, and assuring compliance with such responsibilities and standards. We monitor developments in the area of corporate governance. The Board has initiated actions consistent with the Sarbanes-Oxley Act of 2003, the Securities and Exchange Commission and The Nasdaq® Stock Market.
      The Company has adopted a set of Corporate Governance Guidelines including specifications for director qualifications and responsibilities. Additionally, in October 2003, the Board initiated a process to provide for an annual/periodic performance evaluation of the Board and its committees. Our Corporate Governance Guidelines can be found on our web site located at www.usfc.com.
      Management has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers of the Company. The Company operates under a Code of Conduct applicable to all directors, officers and employees. The Code of Ethics can be found on the Company’s web site located at www.usfc.com.

Item 11 —	Executive Compensation
      The information required by Item 11 of this Annual Report on Form 10-K will be filed under an amendment to this Annual Report on Form 10-K under General Instruction G.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management
      Except as otherwise noted, the following table sets forth certain information as of March 1, 2005 as to the security ownership of (1) those persons owning of record or known to USF to be the beneficial owner of more than 5% of USF common stock; (2) the beneficial ownership of USF common stock by each director and named executive officer of USF; and (3) and all directors and executive officers as a group. Except as otherwise noted, the information with respect to beneficial ownership has been furnished by the respective director, executive officer, or more than 5% beneficial owner, as the case may be. The mailing address for each of our directors and executive officers is 8550 Bryn Mawr Ave., Ste. 700, Chicago, Illinois 60631. Beneficial

(Thousands of dollars, except share and per share amounts)
ownership of the USF common stock has been determined for this purpose in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934.

	Amount of		Percent of
Name and Address of Beneficial Owner	Beneficial Ownership(1)		Class(2)

Wellington Management Company, LLP	3,236,342		11.6%
75 State St. Boston, MA 02109
FMR Corp.	3,059,666		10.9%
82 Devonshire Street, Boston, Massachusetts 02109
Dimensional Fund Advisors Inc.	1,831,226		6.6%
1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401
AXA Financial, Inc. and affiliates	1,733,346		6.2%
1290 Avenue of the Americas New York, New York 10104
Mac-Per-Wolf Company	1,627,086		5.8%
310 S. Michigan Ave., Suite 2600 Chicago, IL 60604
HYMF Limited	1,547,887		5.5%
45 Fremont St., 17th FL San Francisco, CA 94105
Paul J. Liska	2,214		*
Morley Koffman	1,780	(3)	*
Stephen W. Lilienthal	845		*
Anthony J. Paoni	2,085		*
Michael L. Thompson	572		*
Neil A. Springer	4,585		*
Glenn R. Richter	0		*
Thomas E. Bergmann	35,000		*
Douglas R. Waggoner	8,500		*
Edward R. Fitzgerald	8,824		*
Steven Caddy	10,000		*
All directors and executive officers as a group (11 persons)	74,405		*

*	Less than 1%.

(1)	Unless otherwise indicated, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their names.

(2)	Calculated using 28,389,043 shares as the number of shares outstanding.

(3)	Includes 1,250 shares held indirectly through 1575 Holdings Ltd.

(Thousands of dollars, except share and per share amounts)
Equity Compensation Plan Table
      The following table contains information, as of December 31, 2004, about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

			(c)
			Number of securities
			remaining available
	(a)		for future issuance
	Number of securities	(b)	under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected
Plan category	warrants and rights	warrants and rights	in column (a))

Equity compensation plans approved by security holders(1)	1,384,913	$31.71	1,836,335	(3)
Equity compensation plans not approved by security holders(2)	0	0	140,910	(4)

TOTAL	1,384,913	$31.71	1,977,245

(1)	Consists of the Long-Term Incentive Plan, the Employee Stock Purchase Plan, the Directors’ Option Plan, and the 1992 Stock Option Plan. Under the Employee Stock Purchase Plan, purchases are made on or about the last day of each month and, accordingly, as of the close of business on December 31, 2004, no purchase rights remain outstanding. The securities reflected in column (a) do not include 70,500 shares of restricted stock that have been issued, but are not yet vested.

(2)	Consists of the Directors’ Compensation Plan and the Non-Qualified Employee Stock Purchase Plan. Under the Non-Qualified Employee Stock Purchase Plan, purchases are made on the last day of each month and, accordingly, as of the close of business on December 31, 2004, no purchase rights remained outstanding.

(3)	227,000 remaining shares may be issued as restricted stock awards under our Long-Term Incentive Plan and no shares remain available for issuance under our Employee Stock Purchase Plan.

(4)	Includes 128,901 shares available for issuance under our Non-Qualified Employee Stock Purchase Plan and 12,009 shares available for grants under the Directors Compensation Plan.
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

(Thousands of dollars, except share and per share amounts)
      All of our employees (other than employees who are officers or directors or who are covered by a collective bargaining agreement) and, if designated by our Board, employees of our subsidiaries, who customarily work more than twenty hours per week, are eligible to participate in the Non-Qualified Plan. Participants in the Non-Qualified Plan may elect to have deductions of between 3% and 10% made to their compensation which deductions will be used to purchase Common Stock under the Non-Qualified Plan. The purchase price of the Common Stock is equal to 85% (or such other amount as may be determined by the committee that administers the Non-Qualified Plan, but in no event less than 85%) of the fair market value of the Common Stock on the purchase date, which is typically the last business day of each calendar month. Since its inception, 87,346 shares of common stock have been purchased under the Non-Qualified Plan. The Non-Qualified Plan excludes officers and directors from participation and is, therefore, exempt from the stockholder approval requirements under the Nasdaq®National Stock Market listing requirements. As such, we did not seek stockholder approval of the Non-Qualified Plan.

Item 13 —	Certain Relationships and Related Transactions
      The information required by Item 13 of this Annual Report on Form 10-K will be filed pursuant to an amendment to this Annual Report on Form 10-K under General Instruction G.

Item 14 —	Principal Accounting Fees and Services
      Aggregate fees billed to the Company for the fiscal year ended December 31, 2004 represent fees billed by our principal accounting firm Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”):

	2004	2003

Audit Fees	$1,209	$529
Audit Related Fees(1)	43	113

Total audit and audit-related fees	1,252	642

Tax fees(2)	1,721	1,401
All other fees(3)	45	—

Total fees	$3,018	$2,043

(1)	Audit-related fees include benefit plan audits, accounting consultation, assistance with registration statements and consents.

(2)	Tax fees include those for compliance, planning and advice as discussed in more detail below:

•	Fees for tax compliance were $1,065 and $803 in 2004 and 2003, respectively, and include Federal and state income tax return assistance, sales, use, and fuel tax assistance, and state and local tax incentive assistance.

•	Fees for tax planning and advice were $656 and $598 in 2004 and 2003, respectively, and include advice related to the royalty company and captive insurer, the disposition of our freight-forwarding segment and foreign tax planning.

(3)	All other fees are related to officer compensation advisory services.

Pre-Approval Policy for Services of Independent Auditors
      As part of its duties, the Audit Committee is required to pre-approve, or adopt appropriate procedures to pre-approve, all audit and non-audit services performed by the independent auditors in order to assure that the provision of such services does not impair the auditors’ independence. On an annual basis, the Audit Committee will review and provide pre-approval for certain types of services that may be provided by the

(Thousands of dollars, except share and per share amounts)
independent auditors without obtaining specific pre-approval from the Audit Committee. If a type of service to be provided by the independent auditors has not received pre-approval during this annual process, it will require specific pre-approval by the Audit Committee. The Audit Committee does not delegate to management its responsibilities to pre-approve services performed by the independent auditors.
PART IV

Item 15 —	Exhibits, Financial Statements Schedules and Reports on Form 8-K
      (a) (1) Financial Statements
           (2) Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts
USF Corporation
Three Years ended December 31, 2004

	Additions

	Balance at	Charges to	Charged to		Balance
	Beginning	Costs and	Other		at End
Description	of Year	Expenses	Accounts	Deductions(1)	of Year

	(Thousands of dollars, except share and per share amounts)
Year ended December 31, 2002
Accounts receivable allowances for revenue adjustments and doubtful accounts	$11,606	$9,373	$—	$7,393	$13,586
Year ended December 31, 2003
Accounts receivable allowances for revenue adjustments and doubtful accounts	$13,586	$5,933	$—	$8,489	$11,030
Year ended December 31, 2004
Accounts receivable allowances for revenue adjustments and doubtful accounts	$11,030	$5,680	$—	$5,578	$11,132

(1)	Primarily uncollectible accounts written off net of recoveries
           (3) Exhibits

Exhibit
Number	Document Description

3.1	Amended and Restated Certificate of Incorporation of USF Corporation (incorporated by reference from Exhibit 3.1 to USF Corporation Transition Report on Form 10-K, from June 29, 1991 to December 28, 1991); Certificate of Designation for Series A Junior Participating Cumulative Preferred Stock (incorporated by reference from Exhibit 3(a) to USF Corporation Annual Report on Form 10-K for the year ended January 1, 1994); Certificate of Amendment of Restated Certificate of Incorporation of USF Corporation (incorporated by reference from Exhibit 3.1 to USF Corporation Annual Report on Form 10-K for the year ended December 31, 2003).
3.2	Bylaws of USF Corporation, as restated as of January 29, 2004 (incorporated by reference from Exhibit 3.1 to USF Corporation Quarterly Report on Form 10-Q for the quarter ended April 3, 2004).
4.1	Indenture, dated as of May 5, 1999 among USF Corporation, the Guarantors named therein and Bank One, Michigan, as Trustee (as the successor-in-interest to NBD Bank) (incorporated by reference from Exhibit 4.1 to USF Corporation Current Report on Form 8-K, filed on May 11, 1999).

(Thousands of dollars, except share and per share amounts)

Exhibit
Number	Document Description

4.2	First Supplemental Indenture, dated as of January 31, 2000 among USF Corporation, the Guarantors named therein and Bank One, Michigan, as Trustee (as the successor-in-interest to NBD Bank) (incorporated by reference from Exhibit to USF Corporation Registration Statement on Form S-3, filed on January 31, 2000, Registration No. 333-95777).
10.1	USF Corporation Stock Option Plan (incorporated by reference from Exhibit 10.18 to USF Corporation Transition Report on Form 10-K from June 29, 1991 to December 28, 1991).
10.2	Stock Option Plan for Non-Employee Directors amended and restated as of March 14, 2003 (incorporated by reference from Exhibit 10.1 to USF Corporation Quarterly Report on Form 10-Q for the quarter ended July 5, 2003).
10.3	Employment Agreement of Christopher L. Ellis dated December 16, 1991 (incorporated by reference from Exhibit 10(g) to USF Corporation Annual Report on Form 10-K for the year ended January 1, 1994).
10.4	Form of Election of Deferral (incorporated by reference from Exhibit 10(h) to USF Corporation Annual Report on Form 10-K for the year ended December 31, 1994).
10.5	USF Long-Term Incentive Plan amended and restated as of May 2, 2003 (incorporated by reference from Exhibit 10.2 to USF Corporation Quarterly Report on Form 10-Q for the quarter ended July 5, 2003).
10.6	$200,000 Credit Agreement dated as of October 24, 2002 among USF Corporation, the banks named therein and Harris Trust and Savings Bank, as administrative agent (incorporated by reference from Exhibit 10.6 to USF Corporation Annual Report on Form 10-K for the year ended December 31, 2002), and amended as of December 15, 2004 among USF Corporation, the banks named therein and Harris Trust and Savings Bank, as administrative agent (filed with this Annual Report on Form 10-K).
10.7	Form of Irrevocable Guaranty and Indemnity relating to the Credit Agreement described in Exhibit 10(m) (incorporated by reference from Exhibit 10(l) to USF Corporation Annual Report on Form 10-K for the year ended January 3, 1998).
10.8	USF Corporation Non-Qualified Deferred Compensation Plan (incorporated by reference from Exhibit 10(q) to USF Corporation Annual Report on Form 10-K for the year ended December 31, 1998).
10.9	Retirement Agreement of Samuel K. Skinner dated as of April 22, 2003 (incorporated by reference from Exhibit 10.4 to USF Corporation Quarterly Report on Form 10-Q for the quarter ended July 5, 2003).
10.10	6 1/2% Guaranteed Note due May 1, 2009 (incorporated by reference from Exhibit 4.2 to USF Corporation Current Report on Form 8-K, filed on May 11, 1999).
10.11	8 1/2% Guaranteed Note due on April 15, 2010 (incorporated by reference from Exhibit 4.1 to USF Corporation Current Report on Form 8-K, filed on April 26, 2000).
10.12	Consulting Agreement and Release of John Campbell Carruth dated as of October 27, 2000 (incorporated by reference from Exhibit 10(o) to USF Corporation Annual Report on Form 10-K for the year ended December 31, 2000).
10.13	USF Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10(p) to USF Corporation Annual Report on Form 10-K for the year ended December 31, 2000).
10.14	Employment Agreement of Richard P. DiStasio dated as of September 15, 2003 (incorporated by reference from Exhibit 10.1 to USF Corporation Quarterly Report on Form 10-Q for the quarter ended October 4, 2003).
10.15	USF Corporation Capital Accumulation Plan (incorporated by reference from Exhibit 10.15 to USF Corporation Annual Report on Form 10-K for the year ended December 31, 2003).

(Thousands of dollars, except share and per share amounts)

Exhibit
Number	Document Description

10.16	Employment Agreement of Thomas E. Bergmann dated as of February 7, 20054 (incorporated by reference from Exhibit 10.1 to USF Corporation Quarterly Report on Form 10-Q for the quarter ended April 3, 2004), and amended under an Employment Letter Agreement dated as of February 7, 2005 (incorporated by reference from Exhibit 10.2 to USF Corporation Current Report on Form 8-K filed February 7, 2005).
10.17	Employment Letter Agreement of Paul J. Liska dated as of February 7, 2005 (incorporated by reference from Exhibit 10.1 to USF Corporation Current Report on Form 8-K filed February 7, 2005).
10.18	USF Corporation Board of Directors Fee Schedule (filed with this Annual Report on Form 10-K).
10.19	USF Corporation 1005 Annual Incentive Plan (filed with this Annual Report on Form 10-K).
10.20	Separation Agreement and General Release Agreement between USF Corporation and Richard P. DiStasio dated as of November 2, 2004 (incorporated by reference from Exhibit 10.1 to USF Corporation Current Report on Form 8-K filed November 2, 2004).
21	Subsidiaries of USF Corporation (filed with this Annual Report on Form 10-K).
23	Consent of Deloitte & Touche LLP.
24	Power of Attorney.
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      Exhibits 2, 9, 11, 12, 16, 17, 18 and 22 are not applicable to this filing.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on March 15, 2005.

USF Corporation

By:	/s/ Thomas E. Bergmann

Thomas E. Bergmann
Interim Chief Executive Officer
and Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Paul J. Liska* Paul J. Liska	Executive Chairman of the Board of Directors and Director	March 15, 2005

/s/ Thomas E. Bergmann Thomas E. Bergmann	Interim Chief Executive Officer (Principal Executive Officer)	March 15, 2005

/s/ Stephen W. Lilienthal* Stephen W. Lilienthal	Director	March 15, 2005

/s/ Morley Koffman* Morley Koffman	Director	March 15, 2005

/s/ Neil A. Springer* Neil A. Springer	Director	March 15, 2005

/s/ Michael L. Thompson* Michael L. Thompson	Director	March 15, 2005

/s/ Glenn R. Richter* Glenn R. Richter	Director	March 15, 2005

/s/ Anthony J. Paoni* Anthony J. Paoni	Director	March 15, 2005

/s/ Thomas E. Bergmann Thomas E. Bergmann	Chief Financial Officer (Principal Financial Officer)	March 15, 2005

Signatures	Title	Date

/s/ James T. Castro James T. Castro	Controller (Principal Accounting Officer)	March 15, 2005

/s/ Thomas E. Bergmann *By: Thomas E. Bergmann Attorney-in-Fact