Form 10-K/A
period 2004-12-31
USF CORP
filed 2005-04-21
CIK 881791

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/ A
Amendment No. 1

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
8 1/2% Notes Due April 15, 2010
6 1/2% Notes Due May 1, 2009
(Title of Class)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑     No ☐
      The number of shares of common stock outstanding at March 1, 2005 was 28,398,209. As of July 3, 2004, the approximate aggregate market value, based upon the closing sale price of the Common Stock on the Nasdaq©Stock Market of the Registrant’s voting shares held by non-affiliates was $963,635,162.

Amendment No. 1 to the Annual Report of Form 10-K
For the Fiscal Year ended December 31, 2004
EXPLANATORY NOTE
      We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed on March 15, 2005 (the “Annual Report”) (the “Amendment”) to complete Items 11 and 13, and restate Item 12. This Amendment amends and restates in their entirety only Part III Items 11, 12 and 13, and Part IV Item 15, which includes a new exhibit. It does not affect any other Items in the Annual Report, and those unaffected Items or Exhibits are not included in this Amendment.
      This Amendment continues to speak as of the date of the original Annual Report, and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the original Annual Report. Accordingly, this Form 10-K/ A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report, including any amendments to those filings.

PART III

Item 11 —	Executive Compensation
Management Compensation
      The following table discloses the compensation awarded by the Company for services rendered during our last three years for each person that served as the chief executive officer and the other named executive officers serving as of December 31, 2004 who received compensation in excess of $100,000 (the “named executive officers”).

Summary Compensation Table

									Long Term Compensation Awards
			Annual Compensation
									Restricted		Securities
Name and							Other Annual		Stock		Underlying	All Other
Principal Position	Year		Salary($)(1)		Bonus($)(1)		Compensation($)		Awards($)		Options(#)	Compensation($)

Paul J. Liska	2004	(2)	88,269		0		0		0		0	0
Executive Chairman
Director
Thomas J. Bergmann	2004	(3)	416,170		0		14,867	(4)	1,240,550	(5)	50,000	0
Interim Chief Executive
Officer &
Chief Financial Officer
Steven Caddy	2004		305,288		0		11,439	(6)	371,100	(5)	0	7,701	(7)
President,
USF Holland
Edward R. Fitzgerald	2004		282,000		0		5,810	(8)	315,435	(5)	0	8,948	(9)
President,
USF Reddaway
Douglas R. Waggoner	2004		277,339		0		373,639	(10)	315,435	(5)	0	8,194	(11)
President,	2003		260,000		36,036		39,096	(10)	0		0	31,759	(11)
USF Bestway	2002	(12)	239,583		138,700	(13)	54,120	(10)	0		35,000	528	(11)
Richard P. DiStasio	2004	(14)	708,974	(15)	0		20,180	(16)	0		0	1,260	(17)
Former President &	2003	(18)	184,696		500,000	(19)	0		600,000	(20)	100,000	40,529	(17)
Chief Executive Officer
Christopher L. Ellis	2004		715,000	(21)	0		82,097	(22)	0		0	9,107	(23)
Senior Vice President &	2003		330,000		45,738		0		0		0	49,927	(23)
Chief Financial Officer	2002		330,000		198,600		0		0		20,000	195,900	(23)

(1)	Amounts shown include cash compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers.

(2)	Mr. Liska was elected Executive Chairman of the Board of Directors of the Company on November 2, 2004.

(3)	Mr. Bergmann has served as Interim Chief Executive Officer since November 2, 2004.

(4)	Consists in 2004 of an auto allowance of $11,000, reimbursement for gasoline of $1,935, the Company’s payment of $337 in term life insurance premiums on Mr. Bergmann’s behalf and the Company’s payment of $1,595 in premiums on Mr. Bergmann’s behalf for the Supplemental Income Protection Program.

(5)	The shares represented by the restricted stock award are subject to a forfeiture restriction if either of Messrs. Bergmann, Caddy, Fitzgerald or Waggoner’s employment is terminated by the Company for cause, or if any of them resign. This restriction lapses with respect to 100% of the shares on the third anniversary date of the award. The number of restricted shares held on December 31, 2004 and the value of such shares at the end of last year was as follows:

Individual	Number of Shares	Value on December 31, 2004

Mr. Bergmann	35,000	$1,328,250
Mr. Caddy	10,000	379,500
Mr. Fitzgerald	8,500	322,575
Mr. Waggoner	8,500	322,575

(6)	Consists of payments made to Mr. Caddy totaling $7,759 for personal use of a company car, the Company’s payment of $734 in term life insurance premiums on Mr. Caddy’s behalf and the Company’s payment of $2,946 in premiums on Mr. Caddy’s behalf for the Supplemental Income Protection Program.

(7)	Consists of a Company contribution to Mr. Caddy’s 401(k) plan maintained by the Company.

(8)	Consists of payments made to Mr. Fitzgerald of $5,450 for personal use of a company car, the Company’s payment of $360 in term life insurance premiums on Mr. Fitzgerald’s behalf.

(9)	Consists of a Company contribution to Mr. Fitzgerald’s 401(k) plan maintained by the Company.

(10)	Consists in 2004 of payments made to Mr. Waggoner totaling $358,327 for relocation expenses, $5,000 for an outside personal life insurance for Mr. Waggoner, $5,968 for personal use of a company car, the Company’s payment of $675 in term life insurance premiums on Mr. Waggoner’s behalf and the Company’s payment of $3,668.57 in premiums on Mr. Waggoner’s behalf for the Supplemental Income Protection Program. Consists in 2003 of payments made to Mr. Waggoner totaling $25,014 for relocation expenses and $10,622 for personal use of a company car. Consists in 2002 of payments made to Mr. Waggoner totaling $54,120 for relocation expenses.

(11)	Consists in 2004 of a Company contribution to Mr. Waggoner’s 401(k) plan maintained by the Company. Consists in 2003 of the Company’s contribution of $6,705 to Mr. Waggoner’s 401(k) plan maintained by the Company, the Company’s payment of $675 in term life insurance premiums on Mr. Waggoner’s behalf, a Company contribution of $2,176 to Mr. Waggoner’s non-qualified deferred compensation plan maintained by the Company and a Company contribution of $22,203 to Mr. Waggoner’s account under the capital accumulation plan maintained by the Company. Consists in 2002 of the Company’s payment of $394 in term life insurance premiums on Mr. Waggoner’s behalf and $134 in income imputed to Mr. Waggoner arising from below market interest rates charged to Mr. Waggoner on a loan made to Mr. Waggoner on June 20, 2002 by the Company pursuant to the Company’s relocation program.

(12)	Mr. Waggoner was named Senior Vice President, Strategic Marketing, effective February 1, 2002.

(13)	Includes a $35,000 bonus paid to Mr. Waggoner when he joined the Company on February 1, 2002.

(14)	Mr. DiStasio left the Company on November 2, 2004.

(15)	Includes a severance payment of $183,333.

(16)	Consists in 2004 of an auto allowance of $12,000, $3,738 for use of Company aircraft, reimbursement for gasoline of $1,265, the Company’s payment of $863 in term life insurance premiums on Mr. DiStasio’s behalf and the Company’s payment of $2,314 in premiums on Mr. DiStasio’s behalf for the Supplemental Income Protection Program.

(17)	Consists in 2004 of a Company contribution to Mr. DiStasio’s 401(k) plan maintained by the Company. Consists in 2003 of the Company’s payment of $141 in term life insurance premiums on Mr. DiStasio’s behalf, a Company contribution of $11,536 to Mr. DiStasio’s non-qualified deferred compensation plan maintained by the Company and a Company contribution of $28,852 to Mr. DiStasio’s account under the capital accumulation plan maintained by the Company.

(18)	Mr. DiStasio was elected President and Chief Executive Officer of the Company on September 15, 2003.

(19)	Includes a signing bonus of $300,000 and guaranteed bonus of $200,000.

(20)	The shares represented by the restricted stock award were subject to a forfeiture restriction if Mr. DiStasio’s employment was terminated by the Company for cause, or if he resigns. The restriction lapsed with respect to 100% of the shares upon Mr. DiStasio’s termination, which was not for cause.

(21)	Includes a severance payment of $385,000.

(22)	Consists of $821 for personal use of a company car, $73,116 of imputed income for forgiveness of collateral lien on a split-dollar life insurance policy, the Company’s payment of $1,935 in term life insurance premiums on Mr. Ellis’ behalf and the Company’s payment of $6,225 in premiums on Mr. Ellis’ behalf for the Supplemental Income Protection Program.

(23)	Consists in 2004 of a Company contribution to Mr. Ellis’s 401(k) plan maintained by the Company. Consists in 2003 of a Company contribution of $7,060 to Mr. Ellis’ 401(k) plan maintained by the Company, the Company’s payment of $1,935 in term life insurance premiums on Mr. Ellis’ behalf, $34,720 in split-dollar life insurance premiums on Mr. Ellis’ behalf, and a Company contribution of $4,212 to Mr. Ellis’ non-qualified deferred compensation plan maintained by the Company. Consists in 2002 of a Company contribution of $6,750 to Mr. Ellis’ 401(k) plan maintained by the Company, the Company’s payment of $2,096 in term life insurance premiums on Mr. Ellis’ behalf, $34,720 in split-dollar life insurance premiums on Mr. Ellis’ behalf, a Company contribution of $9,108 to Mr. Ellis’ non-qualified deferred compensation plan maintained by the Company and a Company contribution of $143,226 to Mr. Ellis’ account under the supplemental executive retirement plan maintained by the Company.
Employment Contracts and Change in Control Agreements

Employment Contracts
      On February 7, 2005, the Company and Paul J. Liska entered into a letter agreement that sets forth the terms of Mr. Liska’s service as the Company’s Executive Chairman, including terms related to, among other things, the period of service, duties, compensation and indemnification. As part of his compensation package, Mr. Liska receives both cash in the amount of $45,000 per month of service and a number of Phantom Stock Units (“PSUs”) for each calendar month of service equal to the quotient of $45,000 divided by the average of the closing prices of the Company’s Common Stock on the last five trading days of such month.
      Under the terms of the letter agreement, should Mr. Liska be terminated other than for “cause” (as defined in the letter agreement) with less than 90 days notice, he is to receive (i) a lump sum payment in cash of $90,000 per month prorated for the unexpired balance of the 90-day notice period and (ii) $90,000 per month for each of the six months following such termination. Consequently, upon the consummation of the merger, Mr. Liska will be entitled to a lump sum cash payment equal to such amounts ($810,000) and a lump sum cash payment equal to the value of his unpaid PSUs. Mr. Liska also is entitled to receive reimbursement for any additional tax liability incurred as a result of excise taxes imposed on all payments deemed to be attributable to the merger.
      Pursuant to a separate agreement entered into between the Company and Mr. Liska, upon the consummation of a merger, the Company will pay Mr. Liska at the effective time of the merger a transaction fee in the amount of $2.19 million if the Company completes the merger, provided that Mr. Liska has not voluntarily resigned as Executive Chairman prior thereto.
      On November 2, 2004, the Company announced that it had reached an agreement with Richard P. DiStasio, Chairman of the Board of Directors, President and Chief Executive Officer, pursuant to which the parties mutually agreed to terminate the employment relationship between Mr. DiStasio and the Company. Under a separation agreement Mr. DiStasio will receive $1,100,000 payable over the twelve-month period following the termination date. In addition, all the restricted shares granted to Mr. DiStasio under Company Plans became fully vested and any stock options that had vested under the terms of any Stock Option Award Agreements between Mr. DiStasio and the Company were exercisable until the 90th day following the Termination Date.
      On February 7, 2005, the Company and Thomas E. Bergmann entered into a letter agreement that amends the Employment Agreement between Mr. Bergmann and the Company dated February 2, 2004 (the “Employment Agreement”). The letter agreement sets forth the terms of Mr. Bergmann’s service as the Interim Chief Executive Officer of the Company, including terms related to, among other things, the period of service, duties, compensation and indemnification. As part of his compensation package, Mr. Bergmann’s base salary was increased to $450,000 as of August 19, 2004, the date he was promoted from Senior Vice President to Executive Vice President of the Company. Mr. Bergmann’s target calendar year bonus percentage as of that same date is 100%. In consideration for Mr. Bergmann’s service as Interim Chief Executive Officer, he receives an additional $8,333 per calendar month, effective as of the day he was appointed, November 2, 2004, paid in a lump sum for all sums accrued through the date of the letter agreement and payable in accordance with the Company’s regular practices thereafter. Mr. Bergmann will earn a quarterly supplemental incentive payment in the amount of $25,000, payable on each of January 31, April 30, July 31 and October 31 so long as he is serving as Interim Chief Executive Officer on such date.
      Under the terms of the letter agreement, Mr. Bergmann’s base salary is treated as $550,000 for the purpose of determining any amount that may be payable in connection with a termination of employment pursuant to Section 7(b) of the Employment Agreement or Section 3.1(b)(ii) of the Severance Protection Agreement between Mr. Bergmann and the Company, dated February 2, 2004. To the extent applicable, any component of severance based on bonus compensation will include the $25,000 quarterly incentive payments actually paid, in addition to other components of bonus compensation, and Mr. Bergmann’s “target bonus” will be 100% of the base salary used as the basis for calculating severance amounts.

Severance Protection Agreements
      The Company has entered into Severance Protection Agreements (the “Severance Agreements”) with each of Messrs. Bergmann, Caddy, Fitzgerald and Waggoner. Pursuant to the terms of each of these Severance Agreements, if the executive’s employment is terminated on or before the second anniversary of a change in control (as defined in the severance protection agreement) for any reason other than for cause (as defined in his severance protection agreement) or if the officer terminates his employment for good reason (as defined in his severance protection agreement), the officer will be entitled to severance compensation as follows:

•	a lump sum payment in an amount equal to one or two times the sum of his base salary (as determined under the severance protection agreement), plus his target bonus amount (equal to the greater of (i) such employee’s target bonus amount on the date of the change in control and (ii) such employee’s target bonus amount on the date of termination of employment);

•	for either 12 or 18 months following his termination date, life insurance coverage substantially similar to those that he was receiving or entitled to receive immediately prior to the termination and, if the officer elects continuation coverage as mandated under the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA), payment of the full cost of such coverage during the 12- or 18-month period, or, if shorter, until the officer is no longer eligible for COBRA continuation coverage;

•	full vesting of all equity awards;

•	reasonable fees for outplacement service, at the expense of USF, for up to six months following such termination of employment;

•	reimbursement for any additional tax liability incurred as a result of excise taxes imposed or payments deemed to be attributable to the change in control; and

•	payment of any and all reasonable legal fees incurred as a result of efforts to enforce his severance protection agreement, which, for the severance protection agreements of certain officers, is payable only if such employee prevails on at least one material issue in dispute.
      “Good Reason” is generally defined under the Severance Agreements as either an adverse change in the executive’s duties, a reduction in his base salary, a material reduction in his aggregate compensation and benefits or a required relocation without the executive’s consent.
      The agreements automatically renew for a period of one year unless either party provides the other with written notice of non-renewal at least ninety days prior to each January 1. Notwithstanding any non-renewal notice by the Company, if a change in control occurs during the term of the Severance Agreements, the agreements shall continue in effect for a period of at least twenty-four months following the change in control. The Company will continue to be bound by the severance obligations under the terms of an executive’s employment agreement only for any employment termination that is outside the scope of the Severance Agreements.

Executive Retention Program
      The Company adopted an executive retention program that, after the consummation of a merger and subject to the terms and conditions therein, authorizes the making of retention payments to 13 eligible executives of the Company in an aggregate amount of $4.7 million. Executive officers in the executive retention program (and the amount of retention payment allocated to such person) are as follows: Messrs. Bergmann ($1.5 million), Steve Caddy ($500,000), Ed Fitzgerald ($400,000) and Doug Waggoner ($400,000). The executive retention program will provide a retention payment if either: (A) the executive is employed on the effective date of the merger and on the 12-month anniversary thereof or (B) if the executive is involuntarily terminated without “cause” (as defined in the executive retention program), resigns for “good reason” (as defined in the executive retention program), becomes disabled or dies before the 12-month anniversary of the merger. To the extent the executive is a party to a severance protection agreement with the Company, the Company is obligated to reimburse the executive for any additional tax liability incurred as a result of excise taxes imposed or payments deemed to be attributable to the change in control.

Option Grants for 2004
      The following table provides further information on individual stock option grants made for 2004 to the named executive officers.

					Potential Realizable
					Value at Assumed
	Individual Grants(1)				Annual Rates of Stock
					Price Appreciation for
	Number of Shares	% of Total Options			Option Term(2)
	Underlying Options	Granted to	Exercise Price	Expiration
	Granted(#)	Employees in 2004	($/Sh.)	Date	5%($)	10%($)

Paul J. Liska	0	0	—	—	—	—
Thomas E. Bergmann	50,000	76.92	32.43	2/4/2014	1,019,753	2,584,253
Steven Caddy	0	0	—	—	—	—
Edward R. Fitzgerald	0	0	—	—	—	—
Douglas R. Waggoner	0	0	—	—	—	—
Richard P. DiStasio	0	0	—	—	—	—
Christopher L. Ellis	0	0	—	—	—	—

(1)	The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options immediately prior to their expiration, assuming our Common Stock appreciates at the compounded rates specified over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the options following termination of employment or nontransferability of the options and do not make any provision for taxes associated with exercise. Because actual gains will depend, among other things, on future performance of the Common Stock, the amount reflected in this table may not necessarily be achieved.

(2)	Options are at the market price on the grant date and vest 20% per year beginning on the first anniversary date of the grant date.

Aggregated Option Exercises in 2004 and December 31, 2004 Option Values
      The following table provides information on the value of the stock options exercised by the named executive officers during 2004, as well as the value of unexercised stock options held by such persons as of December 31, 2004.

			Number of Shares
			Underlying Unexercised		Value of Unexercised In
			Options at		the Money Options at
	Share Acquired		December 31, 2004 (#)		December 31, 2004 ($)(2)
	on Exercise	Value Realized
	(#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Paul J. Liska	0	0	5,000	10,000	61,130	103,020
Thomas E. Bergmann	0	0	10,000	40,000	55,200	220,800
Steven Caddy	2,400	14,974	8,400	11,200	39,310	76,769
Edward R. Fitzgerald	0	0	5,600	5,400	38,920	49,530
Douglas R. Waggoner	3,000	16,800	15,000	17,000	88,407	122,141
Richard P. DiStasio	20,000	70,150	0	0	0	0
Christopher L. Ellis	195,000	1,771,950	33,000	0	23,600	0

(1)	Calculated as the difference between the fair market value of our Common Stock at the time of the option exercise and the exercise price.

(2)	Based on the fair market value of $37.95 per share as of December 31, 2004 (the last trading day before end of the last fiscal year), the closing sales price of our Common Stock on that date as reported by The Nasdaq® Stock Market.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management
      Except as otherwise noted, the following table sets forth certain information as of March 28, 2005 as to the security ownership of (1) those persons owning of record or known to USF to be the beneficial owner of more than 5% of USF common stock; (2) the beneficial ownership of USF common stock by each director and named executive officer of USF; and (3) all directors and executive officers as a group. Except as otherwise noted, the information with respect to beneficial ownership has been furnished by the respective director, executive officer, or more than 5% beneficial owner, as the case may be. The mailing address for each of our directors and executive officers is 8550 Bryn Mawr Ave., Ste. 700, Chicago, Illinois 60631. Beneficial

ownership of the USF common stock has been determined for this purpose in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934.

			Percentage of Shares
	Amount and Nature of		of Common Stock
Name and Address of Beneficial Owner	Beneficial Ownership(a)		Beneficially Owned(b)

FMR Corp.	3,059,666	(c)	10.73%
82 Devonshire Street
Boston, MA 02109
Citigroup Inc.	2,748,168	(d)	9.64%
399 Park Avenue
New York, NY 10043
Dimensional Fund Advisors Inc.	1,831,226	(e)	6.42%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401
AXA Financial, Inc. and affiliates	1,733,346	(f)	6.08%
1290 Avenue of the Americas
New York, NY 10104
Wellington Management Company, LLP	1,717,732	(g)	6.03%
75 State St.
Boston, MA 02109
Mac Per Wolf Company	1,627,086	(h)	5.71%
310 S. Michigan Ave., Suite 2600
Chicago, IL 60604
HYMF Limited	1,547,887	(i)	5.43%
45 Fremont St. 17th Fl
San Francisco, CA 94105
Paul J. Liska (Executive Chairman)	7,214		*
Morley Koffman	60,780	(j)	*
Stephen W. Lilienthal	3,845		*
Anthony J. Paoni	20,085		*
Michael L. Thompson	572		*
Neil A. Springer	38,585		*
Glenn R. Richter	0		*
Thomas E. Bergmann	45,000		*
Steven Caddy	18,400		*
Edward R. Fitzgerald	14,424		*
Douglas R. Waggoner	23,500		*
Richard DiStasio	0		*
Christopher L. Ellis	0		*
All directors and executive officers as a group (13 persons)	232,405		*

*	Less than 1%

(a)	Unless otherwise indicated, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their names.

(b)	Based on 28,509,953 shares outstanding as of March 28, 2005.

(c)	According to information provided to USF in a Schedule 13G/ A, FMR Corp. had the following voting and dispositive powers with respect to shares: (a) sole voting power, none; (b) shared voting power, none; (c) sole dispositive power, 3,059,666; and (d) shared dispositive power, none.

(d)	According to information filed with the Securities and Exchange Commission, Citigroup Inc. was the indirect owner of 2,748,168 shares.

(e)	According to information provided to USF in a Schedule 13G/A, Dimensional Fund Advisors Inc. had the following voting and dispositive powers with respect to shares: (a) sole voting power, 1,831,226; (b) shared voting power, none; (c) sole dispositive power, 1,831,226; and (d) shared dispositive power, none.

(f)	According to information provided to USF in a Schedule 13G, AXA Financial, Inc. had the following voting and dispositive powers with respect to shares: (a) sole voting power, 1,438,980; (b) shared voting power, 12,265; (c) sole dispositive power, 1,733,346; and (d) shared dispositive power, none.

(g)	According to information provided to USF in a Schedule 13G/A, Wellington Management Company, LLP had the following voting and dispositive powers with respect to shares: (a) sole voting power, none; (b) shared voting power, 1,526,552; (c) sole dispositive power, none; and (d) shared dispositive power, 1,717,732.

(h)	According to information provided to USF in a Schedule 13G/A, Mac Per Wolf Company had the following voting and dispositive powers with respect to shares: (a) sole voting power, 1,627,086; (b) shared voting power, none; (c) sole dispositive power, 1,627,086; and (d) shared dispositive power, none.

(i)	According to information provided to USF in a Schedule 13G, HYMF Limited had the following voting and dispositive powers with respect to shares: (a) sole voting power, 1,415,714; (b) shared voting power, none; (c) sole dispositive power, 1,547,887; and (d) shared dispositive power, none.

(j)	Includes 1,250 shares held indirectly through 1575 Holdings Ltd.
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
Directors’ Compensation Plan
      In July 2002, the Company adopted the USF Corporation Directors’ Compensation Plan (the “Directors’ Compensation Plan”). The Directors’ Compensation Plan provides for the payment of annual compensation to the non-employee members of our Board consisting of (i) a cash payment of $15,000; and (ii) equity compensation equal to a number of shares of our Common Stock having a fair market value equal to $20,000. The Directors’ Compensation Plan also permits the Board to pay such additional amounts in the form of stock options, as it deems appropriate to the non-employee directors in exchange for their attendance at meetings and service on committees. Only non-employee members of our Board may participate in the Directors’ Compensation Plan. A maximum of 25,000 shares have been reserved for issuance under the Directors’ Compensation Plan and, accordingly, the Directors’ Compensation Plan is exempt from the stockholder approval requirements for stock plans under The Nasdaq® National Stock Market listing requirements. As such, we did not seek stockholder approval of the Directors’ Compensation Plan.
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
      All of our employees (other than employees who are officers or directors or who are covered by a collective bargaining agreement) and, if designated by our Board, employees of our subsidiaries, who customarily work more than twenty hours per week, are eligible to participate in the Non-Qualified Plan. Participants in the Non-Qualified Plan may elect to have deductions of between 3% and 10% made to their compensation which deductions will be used to purchase Common Stock under the Non-Qualified Plan. The purchase price of the Common Stock is equal to 85% (or such other amount as may be determined by the committee that administers the Non-Qualified Plan, but in no event less than 85%) of the fair market value of the Common Stock on the purchase date, which is typically the last business day of each calendar month. Since its inception, 171,099 shares of common stock have been purchased under the Non-Qualified Plan. The Non-Qualified Plan excludes officers and directors from participation and is, therefore, exempt from the stockholder approval requirements under the Nasdaq® National Stock Market listing requirements. As such, we did not seek stockholder approval of the Non-Qualified Plan.

Item 13 —	Certain Relationships and Related Transactions
      On February 27, 2005, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Yellow Roadway Corporation, a Delaware corporation (“Yellow Roadway”), and Yankee II LLC, a Delaware limited liability company and direct wholly owned subsidiary of Yellow Roadway (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Company will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity (the “Merger”).
      Certain members of the Company’s management and the Company’s board of directors may have certain material interest in the transaction. These interests include, among other things, the following:

•	Pursuant to the terms of the Merger Agreement, one of the seven members of the Company’s board will be appointed as a director of Yellow Roadway.

•	Under the terms of the Severance Agreements entered into between the Company and certain of its officers, if an officer’s employment with the Company (or its successor) is terminated other than “for cause” during the “severance period” or the officer resigns for “good reason” (as each such term is defined in the officer’s severance protection agreement), that officer is entitled to severance benefits, including excise tax gross-up payments for excess parachute payments received in connection with the Merger. See above under the sub-heading “Severance Protections Agreements” in Item 11.

•	Upon consummation of the Merger and subject to the terms of the executive retention program, retention payments in an aggregate amount of $4.7 million will be made to certain executive officers of the Company. A retention payment will be paid by the Company to the applicable executive if either: (A) the executive is employed on the effective date of the Merger and on the 12-month anniversary thereof or (B) if the executive is involuntarily terminated without “cause”, resigns for “good reason” (as each such term is defined in the executive retention program), becomes disabled or dies before the 12-month anniversary of the Merger. See above under the sub-heading “Executive Retention Program” in Item 11.

•	Pursuant to a letter agreement dated February 27, 2005, entered into between the Company and Paul J. Liska, Executive Chairman of the Company, the Company will pay Mr. Liska at the effective time of the Merger a transaction fee in the amount of $2.19 million if the Company completes the merger, provided that Mr. Liska has not voluntarily resigned as Executive Chairman prior thereto. Under the terms of the letter agreement, Mr. Liska is to receive certain payments should he be terminated other than “for cause” (as defined in the letter agreement). See above under the sub-heading “Employment Contracts” in Item 11.

•	Each option to purchase the Company shares granted under a Company stock plan that is outstanding immediately prior to the effective time of the Merger will become fully vested and fully exercisable at the effective time and, depending on the exercise price of the option, the holders of certain options may receive a cash payment in exchange for the cancellation and termination of such unexercised options.

•	Each share of restricted Company stock granted under a Company stock plan that is outstanding immediately prior to the effective time of the Merger will become fully vested and all restrictions relating to such Company shares shall lapse at the effective time.

•	Each phantom stock unit granted under a Company stock plan or under another agreement (each, a “PSU”) will become fully vested and the Company will be required to pay the holder of such PSU a cash payment in exchange for the cancellation and termination of such PSU.

•	Under the Merger Agreement, Yellow Roadway has agreed to indemnify and hold harmless all past and present officers and directors of the Company for certain liabilities arising both before and, in some cases, after the Merger.

•	For a period of six years after the effective time of the Merger, Yellow Roadway has agreed that it will provide the Company’s current officers and directors certain liability insurance.

      The following table sets forth the estimated amount of severance and other benefits that the Company’s named executive officers will receive if the Merger occurs (including required excise tax gross-up payments for excess parachute payments received in connection with the Merger), assuming that such executive officers became entitled to severance benefits (as described above). The estimates are based on the number of Company stock options, restricted stock and PSUs each such person owned as of March 15, 2005 (except in the case of the number of PSUs owned by Mr. Liska, which number has been calculated assuming additional grants through June 30, 2005) and certain assumptions, including that (i) the Merger occurs on June 30, 2005, (ii) the Company stock options, restricted stock and PSUs are held through the effective time of the Merger, (iii) the holders of restricted Company stock make a valid election for $45.00 in cash and (iv) the deemed per share merger consideration is equal to $45.00. For purposes of discussing the treatment of Company stock options and Company PSUs, the “deemed per share merger consideration” will be equal to

(x) $22.50 plus (y) the product of (A) 0.4512 and (B) the average of the high and low prices of Yellow Roadway common stock on the date before the closing, as reported on the Nasdaq® National Market.

		Thomas E.		Edward R.	Douglas R.
	Paul J. Liska	Bergmann	Steven Caddy	Fitzgerald	Waggoner

Severance Payment	—	$2,200,000	$1,203,200	$1,116,000	$1,062,000
Retention Bonus	—	1,500,000	500,000	400,000	400,000
Pro Rata Bonus	—	272,740	139,643	122,981	117,030
Transaction Fee	$2,190,000	—	—	—	—
Contractual Payment	810,000	—	—	—	—
CAP Plan	—	88,450	96,861	147,521	84,895
Stock Options	269,900	628,500	254,258	166,000	436,148
Restricted Stock	—	1,575,000	450,000	382,500	382,500
PSUs*	400,080	—	—	—	—
Benefits Continuation	—	32,250	31,500	31,500	31,500
Outplacement	—	25,000	16,000	16,000	16,000
Gross-Up Adjustment	1,475,530	1,971,861	860,433	862,859	625,426
Reimbursement of Excise Taxes	893,433	1,193,962	514,840	488,810	378,695

*	Based on 4,891 PSUs granted to Mr. Liska as of March 1, 2005 and, for purposes of calculating the number of PSUs to be granted to Mr. Liska during the period from March 1, 2005 to June 30, 2005, assuming a closing price of Company Common Stock of $45.00 per share throughout such period.
      The following table sets forth the change in value of the Company stock options, restricted stock and PSUs owned by each of the persons named in the table above and the resulting additional gross-up adjustment and reimbursement of excise taxes for each $1.00 change in the deemed per share merger consideration of $45.00.
Change in value for each $1.00 change in the deemed per share merger consideration of $45.00

			Thomas E.				Edward R.		Douglas R.
	Paul J. Liska		Bergmann		Steven Caddy		Fitzgerald		Waggoner

Stock Options*	+/- $	15,000	+/- $	50,000	+/- $	19,600	+/- $	11,000	+/- $	32,000
Restricted Stock**		—		—		—		—		—
PSUs***	+/- $	4,891		—		—		—		—
Gross-Up Adjustment	+/- $	1,334	+/- $	6,475	+/- $	1,184	+/- $	626	+/- $	1,580
Reimbursement of Excise Taxes	+/- $	808	+/- $	3,921	+/- $	708	+/- $	354	+/- $	957

*	Assumes that the deemed per share merger consideration is greater than the average exercise price of such options.

**	Value does not change because persons are assumed to have made a valid cash election.

***	Based on 4,891 PSUs granted to Mr. Liska as of March 1, 2005 and, for purposes of calculating the number of PSUs to be granted to Mr. Liska during the period from March 1, 2005 to June 30, 2005, using a base closing price of Company Common Stock of $45.00 per share, adjusted to reflect the change in value in the deemed per share merger consideration, throughout such period.

PART IV

Item 15 —	Exhibits, Financial Statements Schedules and Reports on Form 8-K
      (a) (1) Financial Statements
           (2) Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts
USF Corporation
Three Years ended December 31, 2004

	Additions

	Balance at	Charges to	Charged to		Balance
	Beginning	Costs and	Other		at End
Description	of Year	Expenses	Accounts	Deductions(1)	of Year

Year ended December 31, 2002
Accounts receivable allowances for revenue adjustments and doubtful accounts	$11,606	$9,373	$—	$7,393	$13,586
Year ended December 31, 2003
Accounts receivable allowances for revenue adjustments and doubtful accounts	$13,586	$5,933	$—	$8,489	$11,030
Year ended December 31, 2004
Accounts receivable allowances for revenue adjustments and doubtful accounts	$11,030	$5,680	$—	$5,578	$11,132

(1)	Primarily uncollectible accounts written off net of recoveries
           (3) Exhibits

Exhibit
Number	Document Description

2.1	Agreement and Plan of Merger, dated as of February 27, 2005, by and among USF Corporation, Yellow Roadway Corporation and Yankee II LLC (incorporated by reference from Exhibit 2.1 to USF Corporation Current Report on Form 8-K filed March 3, 2005). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules, exhibits and similar attachments to the Agreement and Plan of Merger have not been filed with this exhibit. The schedules contain various items relating to the assets of the business being acquired and the representations and warranties made by the parties to the Agreement and Plan of Merger. The Registrant agrees to furnish supplementally any omitted schedule, exhibit or similar attachment to the SEC upon request.
3.1	Amended and Restated Certificate of Incorporation of USF Corporation (incorporated by reference from Exhibit 3.1 to USF Corporation Transition Report on Form 10-K, from June 29, 1991 to December 28, 1991); Certificate of Designation for Series A Junior Participating Cumulative Preferred Stock (incorporated by reference from Exhibit 3(a) to USF Corporation Annual Report on Form 10-K for the year ended January 1, 1994); Certificate of Amendment of Restated Certificate of Incorporation of USF Corporation (incorporated by reference from Exhibit 3.1 to USF Corporation Annual Report on Form 10-K for the year ended December 31, 2003).
3.2	Bylaws of USF Corporation, as restated as of January 29, 2004 (incorporated by reference from Exhibit 3.1 to USF Corporation Quarterly Report on Form 10-Q for the quarter ended April 3, 2004).
4.1	Indenture, dated as of May 5, 1999 among USF Corporation, the Guarantors named therein and Bank One, Michigan, as Trustee (as the successor-in-interest to NBD Bank) (incorporated by reference from Exhibit 4.1 to USF Corporation Current Report on Form 8-K, filed on May 11, 1999).

Exhibit
Number	Document Description

4.2	First Supplemental Indenture, dated as of January 31, 2000 among USF Corporation, the Guarantors named therein and Bank One, Michigan, as Trustee (as the successor-in-interest to NBD Bank) (incorporated by reference from Exhibit to USF Corporation Registration Statement on Form S-3, filed on January 31, 2000, Registration No. 333-95777).
10.1	USF Corporation Stock Option Plan (incorporated by reference from Exhibit 10.18 to USF Corporation Transition Report on Form 10-K from June 29, 1991 to December 28, 1991).
10.2	Stock Option Plan for Non-Employee Directors amended and restated as of March 14, 2003 (incorporated by reference from Exhibit 10.1 to USF Corporation Quarterly Report on Form 10-Q for the quarter ended July 5, 2003).
10.3	Employment Agreement of Christopher L. Ellis dated December 16, 1991 (incorporated by reference from Exhibit 10(g) to USF Corporation Annual Report on Form 10-K for the year ended January 1, 1994).
10.4	Form of Election of Deferral (incorporated by reference from Exhibit 10(h) to USF Corporation Annual Report on Form 10-K for the year ended December 31, 1994).
10.5	USF Long-Term Incentive Plan amended and restated as of May 2, 2003 (incorporated by reference from Exhibit 10.2 to USF Corporation Quarterly Report on Form 10-Q for the quarter ended July 5, 2003).
10.6	$200,000 Credit Agreement dated as of October 24, 2002 among USF Corporation, the banks named therein and Harris Trust and Savings Bank, as administrative agent (incorporated by reference from Exhibit 10.6 to USF Corporation Annual Report on Form 10-K for the year ended December 31, 2002), and amended as of December 15, 2004 among USF Corporation, the banks named therein and Harris Trust and Savings Bank, as administrative agent (filed with this Annual Report on Form 10-K).
10.7	Form of Irrevocable Guaranty and Indemnity relating to the Credit Agreement described in Exhibit 10(m) (incorporated by reference from Exhibit 10(l) to USF Corporation Annual Report on Form 10-K for the year ended January 3, 1998).
10.8	USF Corporation Non-Qualified Deferred Compensation Plan (incorporated by reference from Exhibit 10(q) to USF Corporation Annual Report on Form 10-K for the year ended December 31, 1998).
10.9	Retirement Agreement of Samuel K. Skinner dated as of April 22, 2003 (incorporated by reference from Exhibit 10.4 to USF Corporation Quarterly Report on Form 10-Q for the quarter ended July 5, 2003).
10.10	6 1/2% Guaranteed Note due May 1, 2009 (incorporated by reference from Exhibit 4.2 to USF Corporation Current Report on Form 8-K, filed on May 11, 1999).
10.11	8 1/2% Guaranteed Note due on April 15, 2010 (incorporated by reference from Exhibit 4.1 to USF Corporation Current Report on Form 8-K, filed on April 26, 2000).
10.12	Consulting Agreement and Release of John Campbell Carruth dated as of October 27, 2000 (incorporated by reference from Exhibit 10(o) to USF Corporation Annual Report on Form 10-K for the year ended December 31, 2000).
10.13	USF Corporation Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10(p) to USF Corporation Annual Report on Form 10-K for the year ended December 31, 2000).
10.14	Employment Agreement of Richard P. DiStasio dated as of September 15, 2003 (incorporated by reference from Exhibit 10.1 to USF Corporation Quarterly Report on Form 10-Q for the quarter ended October 4, 2003).
10.15	USF Corporation Capital Accumulation Plan (incorporated by reference from Exhibit 10.15 to USF Corporation Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit
Number	Document Description

10.16	Employment Agreement of Thomas E. Bergmann dated as of February 2, 2004 (incorporated by reference from Exhibit 10.1 to USF Corporation Quarterly Report on Form 10-Q for the quarter ended April 3, 2004), and amended under an Employment Letter Agreement dated as of February 7, 2005 (incorporated by reference from Exhibit 10.2 to USF Corporation Current Report on Form 8-K filed February 7, 2005).
10.17	Employment Letter Agreement of Paul J. Liska dated as of February 7, 2005 (incorporated by reference from Exhibit 10.1 to USF Corporation Current Report on Form 8-K filed February 7, 2005).
10.18	USF Corporation Board of Directors Fee Schedule (incorporated by reference from Exhibit 10.18 to USF Corporation Annual Report on Form 10-K for the year ended December 31, 2004).
10.19	USF Corporation 2005 Annual Incentive Plan (incorporated by reference from Exhibit 10.19 to USF Corporation Annual Report on Form 10-K for the year ended December 31, 2004).
10.20	Separation Agreement and General Release Agreement between USF Corporation and Richard P. DiStasio dated as of November 2, 2004 (incorporated by reference from Exhibit 10.1 to USF Corporation Current Report on Form 8-K filed November 2, 2004).
10.21	Form of Amendment to USF Corporation Severance Protection Agreement (incorporated by reference from Exhibit 10.1 to USF Corporation Current Report on Form 8-K filed March 3, 2005).
10.22	Form of USF Corporation Severance Protection Agreement (incorporated by reference from Exhibit 10.2 to USF Corporation Current Report on Form 8-K filed March 3, 2005).
10.23	USF Corporation Executive Retention Program (incorporated by reference from Exhibit 10.3 to USF Corporation Current Report on Form 8-K filed March 3, 2005).
10.24	Letter Agreement, dated February 27, 2005 between USF Corporation and Paul J. Liska (incorporated by reference from Exhibit 10.4 to USF Corporation Current Report on Form 8-K filed March 3, 2005).
21	Subsidiaries of USF Corporation (incorporated by reference from Exhibit 21 to USF Corporation Annual Report on Form 10-K for the year ended December 31, 2004).
23	Consent of Deloitte & Touche LLP (incorporated by reference from Exhibit 23 to USF Corporation Annual Report on Form 10-K for the year ended December 31, 2004).
24	Power of Attorney (incorporated by reference from Exhibit 24 to USF Corporation Annual Report on Form 10-K for the year ended December 31, 2004).
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      Exhibits 9, 11, 12, 16, 17, 18 and 22 are not applicable to this filing.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago, State of Illinois, on April 20, 2005.

USF Corporation

By:	/s/ Richard C. Pagano

Richard C. Pagano
Senior Vice President, General Counsel
and Secretary