Form 10-Q
period 2005-04-02
USF CORP
filed 2005-05-06
CIK 881791

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _______________

Commission File Number 0-19791

USF CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	36-3790696 (IRS Employer Identification No.)
8550 W. Bryn Mawr Avenue, Suite 700 Chicago, Illinois (Address of principal executive offices)	60631 (Zip Code)

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

As of April 29, 2005, 28,522,026 shares of common stock were outstanding.

PART I: FINANCIAL INFORMATION

Item 1.

Financial Statements

USF Corporation
Condensed Consolidated Balance Sheets
Unaudited (Dollars in Thousands)

	As of
	April 2,	December 31,
	2005	2004

Assets
Current assets:
Cash	$151,679	$150,798
Accounts receivable, net	317,355	310,172
Operating supplies and prepaid expenses	35,491	31,749
Deferred income taxes	35,450	37,724

Total current assets	539,975	530,443

Property and equipment, net	777,489	775,940
Goodwill	99,551	100,813
Other assets	33,988	33,999

Total Assets	$1,451,003	$1,441,195

Liabilities and Stockholders’ Equity
Current liabilities:
Current debt	$65	$65
Accounts payable	79,774	65,756
Accrued salaries, wages and benefits	93,609	92,164
Accrued claims and other	114,923	118,021

Total current liabilities	288,371	276,006

Long-term liabilities
Notes payable and long-term debt	250,006	250,022
Accrued claims and other	108,524	111,551
Deferred income taxes	101,187	100,638

Total liabilities	748,088	738,217
Commitments and contingencies (Note 8)

Total stockholders’ equity	702,915	702,978

Total Liabilities and Stockholders’ Equity	$1,451,003	$1,441,195

See accompanying Notes to Condensed Consolidated Financial Statements.

USF Corporation
Condensed Consolidated Statements of Operations
Unaudited (Dollars in Thousands, Except Share and Per Share Amounts)

	Quarter Ended
	April 2,	April 3,
	2005	2004

Revenue:
LTL Trucking	$507,494	$519,697
TL Trucking	31,142	34,274
Logistics	63,905	66,437
Intercompany eliminations	(4,564)	(3,641)

	597,977	616,767

Operating expenses:
LTL Trucking	494,413	495,659
TL Trucking	30,012	33,462
Logistics	69,533	64,807
Corporate and Other	12,152	9,392
Intercompany eliminations	(4,564)	(3,641)

Total operating expenses	601,546	599,679

Income/(loss) from operations	(3,569)	17,088

Non-operating income/(expense):
Interest expense	(5,291)	(5,209)
Interest income	746	571
Other, net	(351)	(390)

Net non-operating expense	(4,896)	(5,028)

Income/(loss) before income taxes	(8,465)	12,060
Income tax expense/(benefit)	2,674	(4,944)

Net income/(loss)	$(5,791)	$7,116

Net income/(loss) per share—basic	(0.20)	0.26
Net income/(loss) per share—diluted	(0.20)	0.26

Average shares outstanding—basic	28,369,107	27,556,632
Average shares outstanding—diluted	28,369,107	27,802,815

See accompanying Notes to Condensed Consolidated Financial Statements.

USF Corporation
Condensed Consolidated Statements of Cash Flows
Unaudited (Dollars in Thousands)

	Quarter Ended
	April 2,	April 3,
	2005	2004

Cash flows from operating activities:
Net income/(loss)	$(5,791)	$7,116

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation of property and equipment	25,111	26,225
Amortization of intangible assets	32	992
Deferred taxes	2,823	(6,442)
Gains on sale of property and equipment	(3,280)	(789)
Loss on sale of USF Processors	7,080	—
Decrease in other items affecting cash from operating activities	(7,097)	(14,941)

Net cash provided by operating activities	18,878	12,161

Cash flows from investing activities:
Mexico loan	—	(500)
Capital expenditures	(37,053)	(21,445)
Proceeds from sale of property and equipment	8,724	2,197
Proceeds from sale of USF Processors	4,500	—

Net cash used in investing activities	(23,829)	(19,748)

Cash flows from financing activities:
Dividends paid	(2,628)	(2,562)
Employee and director stock transactions	8,427	6,703
Proceeds from the re-issuance of treasury stock	49	—
Net change in short-term bank debt	—	1
Payments on long-term bank debt	(16)	(16)

Net cash provided by financing activities	5,832	4,126

Net increase/(decrease) in cash	881	(3,461)

Cash at beginning of period	150,798	121,659

Cash at end of period	$151,679	$118,198

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$77	$49
Income taxes	1,831	669

See accompanying Notes to Condensed Consolidated Financial Statements.

USF Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Unaudited (Dollars in Thousands)

	Quarter Ended
	April 2,	April 3,
	2005	2004

Stockholders’ equity balance as of December 31, 2004 and 2003, respectively	$702,978	$664,789

Net income/(loss)	(5,791)	7,116
Foreign currency translation adjustments	(87)	238

Comprehensive income/(loss)	(5,878)	7,354

Employee and director stock transactions	8,427	6,703
Treasury stock transactions	49	—
Dividends declared	(2,661)	(2,584)

Stockholders’ equity balance as of April 2, 2005 and April 3, 2004, respectively	$702,915	$676,262

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

1. Summary of Significant Accounting Policies

Basis of Presentation

These interim financial statements of USF Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Quarterly Reports on Form 10-Q and Rule 10-01 of Regulation S-X, and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to fairly present our consolidated financial position as of April 2, 2005 and the consolidated results of our operations and our consolidated cash flows for the quarters ended April 2, 2005 and April 3, 2004. Operating results for the quarter ended April 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

We report on a calendar year basis. Our quarters consist of thirteen weeks that end on a Saturday either before or after the end of March, June and September.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) — a revision of SFAS No. 123 — “Accounting for Stock - Based Compensation”. This statement supersedes APB Opinion No. 25 and provides guidance on the accounting for transactions in which an entity obtains employee services for share-based payments. This statement does not change the guidance for share-based transaction with non-employees nor employee stock ownership plans originally provided by SFAS No. 123. This statement requires, effective for interim periods beginning January 1, 2006, that share-based payments made to employees are recognized as compensation expense in an amount equal to the fair value of the share-based payments, typically over any related vesting period. We plan to adopt the modified prospective method as proposed in SFAS No. 123(R) in our 2006 first quarter. The modified prospective method proposes the recording of compensation expense based on grant date fair value for all awards granted, modified or settled after the date of initial adoption and for the unvested portion of previously issued awards that remain outstanding as of the date of adoption. We are currently evaluating the impact that adoption of SFAS No. 123(R) will have on our 2006 financial statements.

2. Stock Based Compensation

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

	Quarter Ended
	April 2,	April 3,
	2005	2004

Net income/(loss)—as reported	$(5,791)	$7,116
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(660)	(878)

Net income/(loss)—pro forma	(6,451)	6,238

Basic earnings/(loss) per share—as reported	(0.20)	0.26
Basic earnings per share—pro forma	(0.23)	0.23

Diluted earnings/(loss) per share—as reported	(0.20)	0.26
Diluted earnings per share—pro forma	(0.23)	0.22

3. Restructuring and Impairment Charges

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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

     USF Red Star shutdown costs and operating losses included in our 2005 first quarter net operating loss are presented below:

	Quarter-to-Date	Quarter-to-Date
	April 2, 2005	April 2, 2004
Shutdown costs:
Employee severance	$(136)	$—
Write-off of assets and change in allowance for uncollectible accounts	(250)	—
Operating leases and property taxes	81	—
Contractual obligations to employees of the International Brotherhood of Teamsters	4,485	—
MEPPA payments	2,756	—

	6,936	—

Operating (income)/losses:
Prior to shutdown	—	(2,234)
After shutdown	(2,042)	—

	(2,042)	(2,234)

Total shutdown costs and operating losses	$4,894	$(2,234)

The above shutdown costs of $6,936 were offset by $2,042 in operating income, including $2,818 in gains on the sale of properties, and $776 in expenses for salaries and benefits for our employees assisting in the wind-down of operations, legal fees, and other miscellaneous expenses. Due to the shutdown of USF Red Star, we are subject to withdrawal liability for up to 11 multi-employer pension plans. Of the $6,936 in shutdown costs, $4,485 relates to contractual obligations due International Brotherhood of Teamsters employees as a result of the shutdown of USF Red Star, and $2,756 relates to Multi-Employer Pension Plan Amendment Act of 1980 (“MEPPA”) payments. In addition, MEPPA payments of $35 were made from an accrual established in the prior year. Refer to Note 8 for more information.

The following is a summary of the accruals recorded on the balance sheet for lease obligations and severance costs related to the shutdown of USF Red Star:

	Lease Obligations	Severance Costs	MEPPA	Total

Balance at December 31, 2004	$315	$1,114	$2,083	$3,512
Charges	81	(136)		(55)
Payments	(159)	(290)	(35)	(484)

Balance at April 2, 2005	$237	$688	$2,048	$2,973

4. Earnings Per Share

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

The following table presents information necessary to calculate basic and diluted earnings per share:

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

	Quarter Ended
	April 2,	April 3,
	2005	2004

Weighted-average shares outstanding—basic	28,369,107	27,556,632
Common stock equivalents	—	246,183

Weighted-average shares and equivalents—diluted	28,369,107	27,802,815

Anti-dilutive unexercised stock options excluded from calculations	452,864	364,834

5. Debt

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

We have a $200,000 credit facility with a group of banks that will expire in October 2005. This facility is for working capital, general corporate funding needs, and up to $125,000 for letters of credit to support our self-insurance program. As of April 2, 2005 we had no borrowings drawn under the facility and $117,442 in issued letters of credit. In addition to our committed credit facility, we maintained a $10,000 uncommitted line of credit that had no outstanding borrowings at April 2, 2005.

On December 28, 2004, we and certain of our subsidiaries completed arrangements for a $100,000 3-year trade receivables securitization facility with ABN AMRO, Inc. As part of this arrangement, we formed a special-purpose, bankruptcy-remote subsidiary (“USF Finance Company LLC”) with two classes of stock: Class A shares, which have 100% of the voting rights but no beneficial interests, are held exclusively by an external independent entity; and Class B shares, which have no voting rights but have 100% of the beneficial interests, are held exclusively by USF Corporation. The sole purpose of USF Finance Company LLC is to buy receivables from certain subsidiaries of ours and sell undivided interests in accounts receivable to certain commercial paper conduits of ABN AMRO Inc. and to USF Assurance Company Ltd (100% owned subsidiary of USF Corporation). The assets of USF Finance Company LLC are not available to pay our claims. USF Finance Company LLC had $196,149 of net accounts receivable at April 2, 2005. There were no securitized borrowings outstanding at April 2, 2005.

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

6. Goodwill and Other Intangible Assets

The changes in carrying amounts of goodwill by segment for the quarter-to-date period ended April 2, 2005 were as follows:

	LTL	TL	Logistics	Total

Balance as of December 31, 2004	$57,273	$10,878	$32,662	$100,813
Disposition from the sale of USF Processors	—	—	(1,262)	(1,262)

Balance as of April 2, 2005	$57,273	$10,878	$31,400	$99,551

Intangible assets subject to amortization consist of the following:

		As of		As of
		April 2, 2005		December 31, 2004

		Gross		Gross
	Average	Carrying	Accumulated	Carrying	Accumulated
	Life (Yrs)	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists	5	$270	$(193)	$270	$(171)
Non-competes	5	191	(83)	191	(73)

Total		$461	$(276)	$461	$(244)

Aggregate amortization expense for the quarters ended April 2, 2005, and April 3, 2004 was $32 and $992, respectively. The 2004 first quarter included $959 in amortization expense for USF Red Star.

Estimated amortization expense for each of the years ending December 31 is as follows:

Year

2005	$128
2006	89

Total	$217

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

7. Segment Reporting

	Quarter Ended
	April 2,	April 3,
	2005	2004

Revenue
LTL Trucking	$507,494	$519,697
TL Trucking	31,142	34,274
Logistics	63,905	66,437
Intercompany eliminations	(4,564)	(3,641)

Total Revenue from Continuing Operations	$597,977	$616,767

Income From Operations
LTL Trucking	$13,081	$24,038
TL Trucking	1,130	812
Logistics	(5,628)	1,630
Corporate and Other	(12,152)	(9,392)

Income/(loss) from operations	(3,569)	17,088
Net non-operating expense	(4,896)	(5,028)

Income/(loss) before income taxes	$(8,465)	$12,060

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

Due to the shutdown of USF Red Star, it is probable that we will be subject to withdrawal payments for up to 11 multi-employer pension plans. We continue to gather information to determine the extent of such withdrawal liability from each of the plans. We accrued $2,083 in 2004 related to two of these plans, and made payments of $35 in the 2005 first quarter from the accrual. Given the lack of current information, complexity of the calculations and the expected mitigation relative to the USF Holland expansion, the final withdrawal liability, which may be material to our financial position, cannot currently be estimated for the remaining 9 plans, and therefore we have not accrued any costs related to these 9 plans. We believe the process to determine withdrawal liability will likely take at least several months, but it could extend to a year or more for the following reasons: the time it will take to obtain information from the pension plans and analyze such information; substantial negotiations with these pension plans over withdrawal liability; and any potential arbitration of the issues, other legal proceedings, and the unknown mitigating effect of the USF Holland expansion. In the 2005 first quarter, we expensed MEPPA related payments of $2,756. While we cannot estimate the ultimate liability, these payments were required to be made to certain of these plans under MEPPA. However, we are entitled to review and contest liability assessments provided by various funds as well as determine the mitigating effect of USF Holland’s expansion into certain of the geographic areas previously covered by USF Red Star.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

On January 14, 2005, USF Corporation was served with a complaint which was filed by Guaranteed Overnight Delivery, Inc. (G.O.D.) on December 29, 2004 in the Superior Court of New Jersey, Bergen County. In the complaint, G.O.D. alleges that USF Corporation owes G.O.D. $1,324 for services performed by G.O.D. for USF Corporation pursuant to an interline agreement. On January 26, 2005, USF Corporation filed an answer to the Complaint denying all allegations. In addition, USF Corporation asserted numerous affirmative defenses (including, but not limited to, failure to sue proper parties, failure to state a claim, offset, and lack of jurisdiction) and filed a Notice of Removal of the case to the United States District Court for the District of New Jersey. USF Corporation believes that the debt alleged by G.O.D. is overstated, and that the entire amount owed to G.O.D. is offset by amounts owed by G.O.D. to USF Corporation.

On January 26, 2005, USF Bestway, Inc., USF Dugan, Inc., USF Holland, Inc., USF Reddaway, Inc. and USF Red Star, Inc. (“USF Carriers”) filed a Complaint against G.O.D. in the United States District Court for the District of New Jersey. In the Complaint the USF Carriers allege that G.O.D. owes the USF Carriers $890 for services performed by the USF Carriers for G.O.D. as well as additional undetermined amounts for damage claims sustained in connection with services performed by G.O.D. for the USF Carriers. At no point prior to receipt of the complaint was USF Corporation aware that G.O.D.’s claim allegedly amounted to $1,324. USF Carriers intend to vigorously defend against G.O.D.’s claim and pursue the counterclaim.

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

	As of	As of
	April 2, 2005	December 31, 2004

Current	$53,689	$53,647
Long-term	93,236	94,034

Total	$146,925	$147,681

We believe the outcome of these matters is not expected to have any material adverse effect on our consolidated financial position or results of our operations, and have been adequately provided for in our financial statements.

We use underground storage tanks at certain terminal facilities and maintain a comprehensive policy of testing, upgrading, replacing or eliminating these tanks to protect the environment and comply with various Federal and state laws. We take prompt remedial action whenever any contamination is detected. When we can reasonably estimate liabilities associated with environmental matters, we record the necessary accrual. As of April 2, 2005 there were no material liabilities recorded.

9. Divestiture

During the 2005 first quarter, we sold 100% of the stock of USF Processors Inc. for $4,500 in cash to Carolina Logistic Services Inc. Following the guidance of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”, the results of USF Processors are reported in continuing operations in the Logistics Revenue and Operating Expenses lines in our financial statements. We recorded a loss on sale of $7,080 from the sale of USF Processors. In addition, USF Processors had operating losses of $711 in the 2005 first quarter prior to its sale.

10. Proposed Merger

On February 27, 2005, USF Corporation (“USF”) and Yellow Roadway Corporation (“Yellow Roadway”) entered into a merger agreement pursuant to which Yellow Roadway will acquire USF. On May 1, 2005, USF and Yellow Roadway amended their merger agreement. At the effective time of the merger, a subsidiary of Yellow Roadway will be merged with and into USF, and USF will become a wholly owned subsidiary of Yellow Roadway. Each share of USF common stock (other than shares owned directly or indirectly by USF or Yellow Roadway or by dissenting stockholders of USF) will be cancelled and converted into the right to receive 0.31584 shares of Yellow Roadway common stock and $29.25 in cash. The transaction will be taxable to shareholders of USF.

Stockholders of USF must vote to adopt the amended merger agreement before the merger can be consummated. USF has presently scheduled a special meeting of its stockholders on May 23, 2005 to vote on a proposal to adopt the amended merger agreement. The merger does not require a vote or approval by the stockholders of Yellow Roadway. USF and Yellow Roadway received notice of the termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, on April 14, 2005. Under the terms of the amended merger agreement, regulatory approval is no longer a condition to closing the transaction.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

On February 27, 2005, USF Corporation (“USF”) and Yellow Roadway Corporation (“Yellow Roadway”) entered into a merger agreement pursuant to which Yellow Roadway will acquire USF. The merger agreement was subsequently amended by USF and Yellow Roadway on May 1, 2005. Under the amended merger agreement, a subsidiary of Yellow Roadway will merge with and into USF at the effective time, whereupon USF will become a wholly owned subsidiary of Yellow Roadway. The transaction is subject to a vote by the stockholders of USF to adopt the amended merger agreement. USF has presently scheduled a special meeting of its stockholders on May 23, 2005 to vote on the adoption of the merger agreement. Yellow Roadway is not required to obtain any vote or approval from its stockholders to consummate the merger. USF and Yellow Roadway received notice of the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, on April 14, 2005. Under the terms of the amended merger agreement, regulatory approval is no longer a condition to closing the transaction.

We reported a net loss of $5,791, or $.20 per diluted share, for the first quarter ended April 2, 2005. This compares to net income of $7,116, or $.26 diluted earnings per share, for the prior year period. Our net loss included after-tax operating losses and the loss on the sale of USF Processors of $5,165, or $.19 per diluted share, USF Red Star shutdown costs and operating losses of $3,245, or $.11 per diluted share, and costs related to the proposed merger with Yellow Roadway Corporation of $2,322, or $.08 per diluted share.

Revenue in the LTL Trucking segment for the 2005 first quarter was $507,494, compared to $519,697 in the prior year period, and income from operations was $13,081 compared to $24,038 in the prior year. Revenue and operating losses for USF Red Star in the 2004 first quarter were $57,202 and $2,234, respectively. During the 2005 first quarter, we were negatively impacted by a slowdown in the automotive sector that resulted in reduced volume and productivity in the Midwest region; a highly competitive Southeast region from both a density and pricing perspective; and slower than anticipated growth in our Northeast region.

Our TL Trucking segment revenue for the 2005 first quarter was $31,142 compared to $34,274 in the prior year period, and income from operations was $1,130, an all-time first quarter record, compared to $812 in the prior year period. The decrease in revenue reflected a smaller fleet size and a lower seated truck percentage than the prior year. The increase in income from operations is the result of increased demand for services and density in the Northeast Region of our truckload operations.

Revenue in the Logistics segment for the 2005 first quarter was $63,905 compared to $66,437 in the prior year period, and loss from operations was $5,628 compared to income from operations of $1,630 in the prior year. Included in the 2005 operating loss were $711 in operating losses at USF Processors and a $7,080 loss on the sale of USF Processors.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

CONSOLIDATED RESULTS

Our revenue and net income for the quarters ended April 2, 2005 and April 3, 2004 were as follows:

	Quarter Ended
	April 2,	April 3,
	2005	2004

Revenue	$597,977	$616,767
Net Income/(Loss)	(5,791)	7,116

Our 2005 first quarter revenue decreased 3.0% from the 2004 first quarter primarily due to the shutdown of USF Red Star in the 2004 second quarter. USF Red Star’s revenue for the 2004 first quarter was $57,202. The 2005 first quarter contains 64.5 working days compared to 66 working days in the 2004 first quarter.

Our 2005 first quarter resulted in a net loss of $5,791 compared to net income of $7,116 in the prior year. Our net loss included after-tax operating losses and the loss on the sale of USF Processors of $5,165, after-tax USF Red Star shutdown costs and operating losses of $3,245, and costs related to the proposed merger with Yellow Roadway Corporation of $2,322. The 2004 first quarter included after-tax USF Red Star operating losses of $1,318, amortization expense of USF Red Star intangible assets of $566, and USF Processors losses of $89.

In order to provide a better understanding of our ongoing financial performance, the following table presents the significant items that impacted our consolidated financial results for the periods shown:

	Quarter Ended April 2, 2005			Quarter Ended April 3, 2004
			Diluted			Diluted
	Pre-tax	After-tax	EPS	Pre-tax	After-tax	EPS
Significant items:
USF Red Star operating losses and shutdown costs	$4,894	$3,245	$0.11	$2,234	$1,318	$0.05
Write-off/amortization expense of USF Red Star intangible assets	—	—	—	959	566	0.02
USF Processors operating losses	711	471	0.02	156	89	0.00
Loss on the sale of USF Processors	7,080	4,694	0.17	—	—	—
Fees related to proposed merger with Yellow Roadway Corporation	3,503	2,322	0.08	—	—	—

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

RESULTS OF OPERATIONS

LTL Trucking

Our revenue, income from operations, and operating ratios for our LTL segment for the quarters ended April 2, 2005 and April 3, 2004 were as follows:

	Quarter Ended
	April 2,	April 3,
	2005	2004

Total revenue	$507,494	$519,697
Income from operations	13,081	24,038
Operating Ratio	97.4%	95.4%

Our LTL segment includes our LTL operating companies, each of which generates revenue from LTL and TL shipments. Revenue from LTL shipments represents over 90% of the revenue in the LTL segment. LTL statistics presented in the table below exclude TL shipments.

LTL Statistics
				Revenue	Revenue	Weight per	Length
	Revenue	Tons	Shipments	per	per Hundred-	Shipment	of Haul
Quarter Ended	(thousands)	(thousands)	(thousands)	Shipment	weight	(pounds)	(miles)

April 2, 2005	$476,591	2,061.6	3,406.3	139.91	11.56	1,210	492
April 3, 2004	489,855	2,194.3	3,753.7	130.50	11.16	1,169	497

In the 2005 first quarter our LTL segment’s total revenue decreased from the 2004 first quarter by 2.3% and income from operations decreased by 45.6%. The shutdown of USF Red Star in the 2004 second quarter negatively impacted year over year financial and statistical comparisons as there were 66 working days of USF Red Star shipments in the 2004 first quarter and none in the 2005 first quarter. Also there were 64.5 working days in the 2005 first quarter compared to 66 working days in the 2004 first quarter. The following provides an understanding of the factors that impacted our operating results in the 2005 first quarter compared to the 2004 first quarter:

•	The 2004 second quarter shutdown of our USF Red Star operations in the Northeast resulted in $4,894 in pre-tax operating losses and shutdown costs in the 2005 first quarter which were reported in the LTL segment. Of these costs, $6,936 were exit and disposal activities per Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” including $4,485 related to contractual obligations to employees of the International Brotherhood of Teamsters, and $2,756 for payments related to the Multi-Employer Pension Plan Amendment Act of 1980 (“MEPPA”). These shutdown costs were partially offset by $2,042 in operating income including $2,818 in gains on the sale of properties, and $776 in expenses for salaries and benefits for our employees assisting in the wind-down of operations, legal fees, and other miscellaneous expenses. The closure of USF Red Star negatively impacted the LTL segment’s statistics and operating results for the 2005 first quarter.

•	We generated approximately $20,000 in revenue from USF Holland’s expansion into the Northeast; however, the lack of full Northeast coverage and the inability to sell intra-Northeast service limited revenue growth in the Northeast. As a result of this revenue shortfall our linehaul operation was less efficient into and out of the Northeast during the 2005 first quarter, resulting in approximately a $3,500 loss.

•	The 2005 first quarter also saw an increasingly competitive Southeast region in terms of pricing and density. These issues along with certain operational inefficiencies resulted in approximately a $3,100 loss for the 2005 first quarter.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

•	During the 2005 first quarter, we reduced our workers compensation accrual by $3,700 due to improved performance resulting from our safety initiatives.

•	USF PremierPlus® revenue decreased 6.8% to $64,187 from $68,855 due to the shutdown of USF Red Star, while the remaining segment experienced growth in inter-regional service. USF Red Star’s portion of USF PremierPlus® revenue was approximately $13,700 in the first quarter of 2004.

•	LTL tonnage decreased 6.0% to 2.06 million tons from 2.19 million tons as the absence of USF Red Star tonnage was partially offset by increased tonnage in the remaining segment. USF Red Star accounted for approximately 10% of the segment’s tonnage or 0.2 million tons in the 2004 first quarter.

•	Revenue per hundredweight increased 3.6% while revenue per shipment increased 7.2%.

TL Trucking

	Quarter Ended
	April 2,	April 3,
	2005	2004

Revenue	$31,142	$34,274
Income from operations	1,130	812
Operating Ratio	96.4%	97.6%

The following provides an understanding of the factors that impacted our operating results in the 2005 first quarter compared to the 2004 first quarter:

•	Revenue decreased by $3,132 or 9.1% as a result of operating a smaller fleet size in the 2005 first quarter.

•	Revenue per tractor per day, excluding fuel surcharge, increased by 5% from the prior year.

•	Income from operations was an all-time record first quarter high despite record highs in fuel costs.

•	Income from operations improved as productivity and efficiency improved as a result of truckload capacity constraints, solid customer demand for truckload services, and increased density in USF Glen Moore’s Northeast regional operations.

Logistics

	Quarter Ended
	April 2,	April 3,
	2005	2004

Revenue	$63,905	$66,437
Income/(loss) from operations	(5,628)	1,630
Operating Ratio	108.8%	97.5%

The following provides an understanding of the factors that impacted our operating results in the 2005 first quarter compared to the 2004 first quarter:

•	Revenue decreased $2,532 or 3.8%, primarily as a result of the sale of USF Processors in February. The 2004 first quarter included an entire quarter of USF Processor revenue of $8,892, whereas the 2005 first quarter only includes two months of USF Processors revenue of $5,165.

•	The loss from operations in the 2005 first quarter includes the $7,080 loss on the sale of USF Processors, and $711 in USF Processors operating losses prior to the sale. USF Processors had operating losses of $156 in the prior year.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

Corporate and Other

	Quarter Ended
	April 2,	April 3,
	2005	2004

Corporate & Other	$(12,152)	$(9,392)

Corporate and Other expenses were $2,760 higher in the 2005 first quarter compared to the 2004 first quarter primarily due to $3,503 in legal and advisory fees related to the proposed merger with Yellow Roadway Corporation. The 2004 first quarter included $959 in amortization expense for USF Red Star intangible assets.

Non-operating Income and Expense

Interest expense principally includes interest on our guaranteed unsecured notes of $250,000. We had cash invested in interest bearing instruments during the first quarters of 2005 and 2004. At the end of the first quarters of 2005 and 2004, we had cash and cash equivalents of $151,679 and $118,198, respectively. Interest income for the 2005 first quarter increased to $746 from $571 in the 2004 first quarter as a result of the higher cash balances available for investment in the 2005 first quarter.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

Proposed Merger

On February 27, 2005, USF and Yellow Roadway entered into a merger agreement pursuant to which Yellow Roadway will acquire USF. On May 1, 2005, USF and Yellow Roadway amended their merger agreement. At the effective time of the merger, a subsidiary of Yellow Roadway will be merged with and into USF, and USF will become a wholly owned subsidiary of Yellow Roadway. Each share of USF common stock (other than shares owned directly or indirectly by USF or Yellow Roadway or by dissenting stockholders of USF) will be cancelled and converted into the right to receive 0.31584 shares of Yellow Roadway common stock and $29.25 in cash. The transaction will be taxable to shareholders of USF.

Stockholders of USF must vote to adopt the amended merger agreement before the merger can be consummated. USF has presently scheduled a special meeting of its stockholders on May 23, 2005 to vote on a proposal to adopt the amended merger agreement. The merger does not require a vote or approval by the stockholders of Yellow Roadway. USF and Yellow Roadway received notice of the termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, on April 14, 2005. Under the terms of the amended merger agreement, regulatory approval is no longer a condition to closing the transaction.

Outlook—Unknown Trends or Uncertainties

We are providing second quarter guidance of 40 cents to 45 cents per diluted share which includes a loss per share of approximately 10 cents for projected USF Red Star related expenses.

We believe achieving improved operating results are dependent on us executing our strategic initiatives, the level of competition, and the overall condition of the U.S. economy.

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

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

LIQUIDITY AND CAPITAL RESOURCES

The following is a table of our contractual obligations and other commercial commitments as of April 2, 2005:

Payments & Commitments by Period

		Through
		December 31	2–3	4–5	After 5
	Total	2005	Years	Years	Years

Contractual Obligations

Long-Term Debt	$250,071	$43	$28	$100,000	$150,000
Operating Leases	50,837	13,025	24,429	10,199	3,184

Total Contractual Obligations	$300,908	$13,068	$24,457	$110,199	$153,184

Other Commitments
Interest Commitments	$96,717	$19,655	$39,194	$34,203	$3,665
Purchase Commitments (1)	95,467	95,467	—	—	—

(1)	At April 2, 2005 our primary capital purchase commitments included $8,531 for land and improvements, $84,769 for revenue equipment and $1,947 for information technology related projects.

We believe that projected cash flows from operating activities, cash on hand and funding from our committed credit facilities will be adequate to finance our anticipated cash needs for 2005.

Sources and Uses of Cash

Cash increased by $881 in the 2005 first quarter to $151,679 compared to a decrease of $3,461 in the 2004 first quarter to $118,198. Capital expenditures in the 2005 first quarter were $15,608 higher than in the 2004 first quarter, whereas proceeds from the sale of property and equipment were $6,527 higher in the 2005 first quarter than the 2004 first quarter. We also received $4,500 in proceeds from the sale of USF Processors.

Operations

Our primary sources and uses of cash result from the realization of trade accounts receivable and settlement of payroll, trade accounts payable, and operating accruals including insurance and claims as part of our ongoing operating activities. As a result of the shutdown of USF Red Star, we are subject to withdrawal liability for up to 11 multi-employer pension plans. MEPPA related payments and USF Red Star shutdown costs would reduce our cash position. However, we do not believe the closure of USF Red Star materially changes the underlying drivers of our operating cash flows. We believe that cash generated from our core operations and cash on hand will be sufficient to fund our operations and any potential liabilities resulting from the closure of USF Red Star.

Net cash provided by operating activities increased $6,717 in the 2005 first quarter compared to the 2004 first quarter, primarily due to less working capital requirements in the 2005 first quarter.

Investing

We maintain an appropriate level of tractors and trailers to ensure the effectiveness of our operations. Purchases of tractors and trailers have been, and are expected to be, our most significant type of capital expenditure. These purchases may be deferred or accelerated in order for us to respond to changes in economic conditions and the market for these assets. Purchases of tractors and trailers were $29,432 and $1,922, and total capital expenditures were $37,053 and $21,445 in the 2005 and 2004 first quarters, respectively. Purchases of land and buildings were $3,793 compared to $9,653 in the 2005 and 2004 first quarters, respectively.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

Financing

We have a $200,000 committed credit facility that expires in October 2005. The facility allows up to $125,000 for standby letters of credit to cover our self-insurance programs and other miscellaneous letter of credit requirements. In addition to our committed credit facility, we maintain an uncommitted line of credit, which provides $10,000 of short-term funds. At April 2, 2005, we had no borrowings under these facilities and had $117,442 of outstanding standby letters of credit under our credit facility.

On December 28, 2004, we and certain of our subsidiaries completed arrangements for a $100,000 3-year trade receivables securitization facility with ABN AMRO, Inc. As part of this arrangement, we formed a special-purpose, bankruptcy-remote subsidiary (“USF Finance Company LLC”) with two classes of stock: Class A shares, which have 100% of the voting rights but no beneficial interests, are held exclusively by an external independent entity; and Class B shares, which have no voting rights but have 100% of the beneficial interests, are held exclusively by USF Corporation. The sole purpose of USF Finance Company LLC is to buy receivables from certain subsidiaries of ours and sell undivided interests in accounts receivable to certain commercial paper conduits of ABN AMRO Inc. and to USF Assurance Company Ltd (100% owned subsidiary of USF Corporation). The assets of USF Finance Company LLC are not available to pay our claims. USF Finance Company LLC had $196,149 of accounts receivable at April 2, 2005. There were no securitized borrowings outstanding at April 2, 2005.

Our external debt financing arrangements are discussed in Note 5 to the Condensed Consolidated Financial Statements.

Debt Instruments, Guarantees, and Related Covenants

Our financing arrangements include covenants that require us to comply with certain financial ratios including net worth and funded debt to adjusted cash flows. We are in compliance with these covenants and do not believe these covenants would restrict us from securing additional financing, if necessary.

Dividends

Our quarterly dividend rate is .0933 per share. During the 2005 first quarter, we paid cash dividends totaling $2,628.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) – a revision of SFAS No. 123 – “Accounting for Stock – Based Compensation”. This statement supersedes APB Opinion No. 25 and provides guidance on the accounting for transactions in which an entity obtains employee services for share-based payments. This statement does not change the guidance for share-based transaction with non-employees nor employee stock ownership plans originally provided by SFAS No. 123. This statement requires, effective for interim periods beginning January 1, 2006, that share-based payments made to employees are recognized as compensation expense in an amount equal to the fair value of the share-based payments, typically over any related vesting period. We plan to adopt the modified prospective method as proposed in SFAS No. 123(R) in our 2006 first quarter. The modified prospective method proposes the recording of compensation expense based on grant date fair value for all awards granted, modified or settled after the date of initial adoption and for the unvested portion of previously issued awards that remain outstanding as of the date of adoption. We are currently evaluating the impact that adoption of SFAS No. 123(R) will have on our 2006 financial statements.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes. Our exposure to changes in interest rates is limited to our short-term investments and borrowings under a line of credit agreement, which has variable interest rates tied to LIBOR and our credit ratings. There have been no borrowings under this agreement in the current year-to-date period nor during 2004. In addition, we have $150,000 of unsecured notes with an 8 1/2% fixed annual interest rate and $100,000 of unsecured notes with a 6 1/2% fixed annual interest rate. We have no hedging instruments. At April 2, 2005, we had approximately $129,228 in short-term investments.

We have a $200,000 credit facility with a group of banks that will expire in October 2005. This facility is for working capital, general corporate funding needs, and up to $125,000 for letters of credit issued under our self-insurance program. As of April 2, 2005 we had no borrowings drawn under the facility and $117,442 in issued letters of credit.

The facility bears interest at LIBOR, plus a margin depending on our debt rating. In addition, there are other fees associated with the facility and certain financial covenants including minimum net worth and maximum funded debt to adjusted cash flow.

Item 4. Controls and Procedures

In order to ensure that information for disclosure in our filings of periodic reports with the Securities and Exchange Commission is identified, recorded, processed, summarized, and reported on a timely basis, we have adopted disclosure controls and procedures. Our Principal Executive Officer and Principal Financial Officer, Thomas E. Bergmann, has reviewed and evaluated our disclosure controls and procedures as of April 2, 2005, and has concluded that our disclosure controls and procedures were effective as of that date.

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

On January 14, 2005, USF Corporation was served with a complaint which was filed by Guaranteed Overnight Delivery, Inc. (G.O.D.) on December 29, 2004 in the Superior Court of New Jersey, Bergen County. In the complaint, G.O.D. alleges that USF Corporation owes G.O.D. $1,324 for services performed by G.O.D. for USF Corporation pursuant to an interline agreement. On January 26, 2005, USF Corporation filed an answer to the Complaint denying all allegations. In addition, USF Corporation asserted numerous affirmative defenses (including, but not limited to, failure to sue proper parties, failure to state a claim, offset, and lack of jurisdiction) and filed a Notice of Removal of the case to the United States District Court for the District of New Jersey. USF Corporation believes that the debt alleged by G.O.D. is overstated, and that the entire amount owed to G.O.D. is offset by amounts owed by G.O.D. to USF Corporation.

(Dollars in Thousands, Except Share and Per Share Amounts, Unless Otherwise Indicated)

On January 26, 2005, USF Bestway, Inc., USF Dugan, Inc., USF Holland, Inc., USF Reddaway, Inc. and USF Red Star, Inc. (“USF Carriers”) filed a Complaint against G.O.D. in the United States District Court for the District of New Jersey. In the Complaint the USF Carriers allege that G.O.D. owes the USF Carriers $890 for services performed by the USF Carriers for G.O.D. as well as additional undetermined amounts for damage claims sustained in connection with services performed by G.O.D. for the USF Carriers. At no point prior to receipt of the complaint was USF Corporation aware that G.O.D.’s claim allegedly amounted to $1,324. USF Carriers intend to vigorously defend against G.O.D.’s claim and pursue the counterclaim.

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

     N/A

Item 3. Defaults Upon Senior Securities.

     N/A

Item 4. Submission of Matters to a Vote of Security Holders.

     N/A

Item 5. Other Information.

     N/A

Item 6. Exhibits.

1.	Exhibit 31.1-Section 302 Certification of Principal Executive Officer and Principal Financial Officer.

2.	Exhibit 32.1-Statement of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350(a) of Title 18, United States Code (furnished not filed with this Quarterly Report on Form 10-Q).

(b) Current Reports on Form 8-K were filed:

1.	A Current Report on Form 8-K was filed on January 27, 2005 announcing the appointment of Glenn R. Richter as a new director of USF Corporation.

2.	A Current Report on Form 8-K was filed on February 7, 2005 announcing that USF Corporation (the “Company”) entered into letter agreements with its Executive Chairman, Paul J. Liska, and its Interim Chief Executive Officer, Thomas E. Bergmann.

3.	A Current Report on Form 8-K was filed on February 27, 2005 announcing that the Company entered into a definitive Agreement and Plan of Merger with Yellow Roadway Corporation; that the Company’s Board of Directors authorized the amendment of severance protection agreements it had previously entered into with nine of its executives; that the Company’s Board of Directors authorized the Company to enter into severance protection agreements with seven other executives; and that the Company adopted an executive retention program that, subject to the terms and conditions therein, authorizes the making of retention payments to 13 eligible executives of the Company in an aggregate amount of $4.7 million; and that the Company and the Company’s Executive Chairman, Paul J. Liska, entered into a letter agreement pursuant to which the Company will pay Mr. Liska a transaction fee in the amount of $2.19 million if the Company completes the merger with Yellow Roadway Corporation.

4.	A Current Report on Form 8-K was filed on March 3, 2005 announcing that on February 25, 2005, its subsidiary, USF Logistics Services Inc. (USF Logistics”), had entered into a Stock Purchase Agreement with Carolina Logistics Services, Inc. (“Carolina Logistics”), pursuant to which USF Logistics sold and Carolina Logistics purchased all of the issued and outstanding capital stock of USF Processors Inc., a subsidiary of USF Logistics.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 5, 2005

USF CORPORATION

By:	/s/ Thomas E. Bergmann

Thomas E. Bergmann
Interim Chief Executive Officer
(Principal Financial Officer)

By:	/s/ James T. Castro

James T. Castro
Vice President, Controller
(Principal Accounting Officer)